Form 10-K
period 2003-01-03
JOHNSONDIVERSEY INC
filed 2003-04-03
CIK 1175757

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to                              .

COMMISSION FILE NUMBER 333-97427

JOHNSONDIVERSEY, INC.

(Exact name of registrant as specified in its charter)

Delaware	39-1877511
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8310 16th Street

Sturtevant, Wisconsin 53177-0902

(Address of Principal Executive Offices, Including Zip Code)

(262) 631-4001

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

There is no public trading market for the registrant’s common stock. As of March 31, 2003, there were 24,422 outstanding shares of the registrant’s common stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

i

FORWARD-LOOKING STATEMENTS

We make statements in this annual report on Form 10-K that are not historical facts. These “forward-looking statements” can be identified by the use of terms such as “may,” intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	our ability to successfully integrate and operate our new organizational structure, including achievement of cost and tax savings;

•	our ability to execute any of our business strategies;

•	changes in general economic and political conditions, interest rates and currency movements, including, in particular, exposure to foreign currency risks;

•	the vitality of the institutional and industrial cleaning and sanitation market, particularly those sectors adversely affected by the current economic downturn, and the printing and packaging, coatings and plastics markets;

•	restraint on pricing flexibility due to competitive conditions in the professional and polymer markets;

•	the loss or insolvency of a significant supplier or customer;

•	effectiveness in managing our manufacturing processes, including our inventory and fixed assets;

•	changes in energy costs, the costs of raw materials and other operating expenses;

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	changes in tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	loss of, or changes in, executive management or other key personnel;

•	natural and manmade disasters, including material acts of terrorism, hostilities or war that impact our markets; and

•	severe weather conditions affecting the food and lodging industry.

ii

PART I

ITEM 1.     BUSINESS

Unless otherwise indicated, references to “JohnsonDiversey,” “we,” “our” and “us” refer to JohnsonDiversey, Inc. and its consolidated subsidiaries. Our principal executive offices are located at 8310 16th Street, Sturtevant, Wisconsin 53177, and our telephone number is (262) 631-4001.

In June 2002, we changed our fiscal year end to the Friday closest to December 31. Prior to that, our fiscal year ended on the Friday closest to June 30. Accordingly, references in this annual report to fiscal year 2000 are to our fiscal year ended June 30, 2000 and references to fiscal year 2001 are to our fiscal year ended June 29, 2001. Our fiscal year 2002 commenced on December 29, 2001 and ended on January 3, 2003. We also refer in this report to the six-month transition period which commenced on June 30, 2001 and ended on December 28, 2001 as the fiscal six months ended December 28, 2001.

We are required to file annual reports on Form 10–K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission, or SEC. The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after these materials are filed with or furnished to the SEC, we make copies available to the public free of charge on or through our website at http://www.johnsondiversey.com. The information on our website is not incorporated into, and is not part of, this annual report.

General

We are a leading global marketer and manufacturer of cleaning, hygiene and appearance products and related services for the institutional and industrial cleaning and sanitation market. We are also a leading global supplier of environmentally compliant, water-based acrylic polymer resins for the printing, packaging, coatings and plastics markets. We operate our cleaning, hygiene and appearance products and related services business, which we refer to as our professional business, under the names “JohnsonDiversey,” “Johnson Wax Professional” and “DiverseyLever,” and our polymer business under the name “Johnson Polymer.”

We sell our products in more than 120 countries through our direct sales force, wholesalers and third-party distributors. Our sales are balanced geographically, with our principal markets being Europe, North America and the Asia Pacific region.

We are a privately held business incorporated in the State of Delaware on February 10, 1997 under the name S.C. Johnson Commercial Markets, Inc. Until 1999, we were a wholly owned subsidiary of S.C. Johnson & Son, Inc., a leading provider of innovative consumer home cleaning, maintenance and storage products that Samuel Curtis Johnson founded in 1886. In November 1999, we were separated from S.C. Johnson & Son in a tax-free spin-off. In connection with the spin-off, Commercial Markets Holdco, Inc., a Delaware corporation that is majority-owned by descendants of Samuel Curtis Johnson, obtained substantially all of our shares from S.C. Johnson & Son. Prior to May 3, 2002, Commercial Markets Holdco contributed its shares of JohnsonDiversey to Johnson Professional Holdings, Inc., a wholly owned subsidiary of Commercial Markets Holdco.

On May 3, 2002, we acquired DiverseyLever, an institutional and industrial cleaning and sanitation business, from Conopco, Inc. a subsidiary of Unilever PLC and Unilever N.V. (together “Unilever”). Following the acquisition, we changed our name to “JohnsonDiversey, Inc.” and Johnson Professional Holdings changed its name to “JohnsonDiversey Holdings, Inc.” In connection with the acquisition, Unilever acquired a one-third interest in JohnsonDiversey Holdings and Commercial Markets Holdco retained the remaining two-thirds interest.

At the closing of the acquisition, we were appointed Unilever’s exclusive agent to sell its consumer branded products to institutional and industrial customers, a business we did not acquire.

Professional Business

General

Our professional business supplies cleaning, hygiene and appearance products, including food service, food processing, floor care, restroom/other housekeeping, laundry and industrial products, to institutional and industrial end-users such as food and lodging establishments, food processing facilities, building service contractors (BSCs), educational institutions, retail outlets, healthcare facilities and industrial plants. In addition, we provide a wide range of value-added services, including safety and application training, safety and hygiene consulting and hygiene auditing. We sell our professional products and related services on a global basis to a broad range of customers in diverse industries. Our professional business had net sales of $1,952 million in fiscal year 2002. See note 26 to our consolidated financial statements, included elsewhere in this report.

Products

We are a worldwide supplier of cleaning, hygiene and appearance products and related services to the institutional and industrial cleaning and sanitation market. We offer a broad, diversified line of products and related services to customers in more than 120 countries. We currently offer a wide range of products in each of six different categories—food service, food processing, floor care, restroom/other housekeeping, laundry and industrial.

Food Service. Food service products remove soil and eliminate microbiological contamination from food contact surfaces. Our food service products include chemicals for washing dishes, glassware, flatware, utensils and kitchen equipment; dish machines; pre-rinse units; dish tables and racks; hood, duct and exhaust cleaning products; food handling and storage products; and safe floor systems and tools. We also manufacture and supply kitchen cleaning products, such as general purpose cleaners, lime scale removers, bactericides/disinfectants, detergents, oven and grill cleaners, general surface degreasers, floor cleaners and food surface disinfectants. In addition, we support all cleaning tasks with documented cleaning methods and hygiene plans.

Food Processing. We offer detergents, cleaners, sanitizers and lubricants, as well as cleaning systems, electronic dispensers and chemical injectors for the application of chemical products. We also offer gel and foam products for manual open plant cleaning, acid and alkaline cleaners and membrane cleaning products. In addition, we provide consulting services in the areas of food safety and quality management.

Floor Care. We manufacture a broad range of floor care products and systems, including finishes, buffable waxes, cleaners, polishes, sealers and strippers for all types of flooring surfaces, including vinyl, terrazzo, granite, concrete, marble, linoleum and wood. We also provide a full range of carpet cleaners, such as extraction cleaners and shampoos; carpet powders; treatments, such as pre-sprays and deodorizers; and a full line of carpet spotters. Our range of products also includes carpet cleaning and floor polishing machines.

Restroom/Other Housekeeping. We offer a fully integrated line of products and dispensing systems for hard surface cleaning, disinfecting and sanitizing, hand washing and air deodorizing and freshening. Our restroom care and other housekeeping products include bowl and hard surface cleaners, hand soaps, sanitizers, air care products, general purpose cleaners, disinfectants and specialty cleaning products.

Laundry. We offer detergents, stain removers, fabric conditioners, softeners and bleaches in liquid, powder and concentrated forms to clean items such as bed linen, clothing and table linen. Our range of products covers all of the requirements of fabric washing from domestic-sized machines in small hotels to continuous batch washers in commercial laundries. We also offer customized washing programs for different levels and types of soils, a comprehensive range of dispensing equipment and a selection of process control and management information systems.

Industrial. We offer industrial cleaners and degreasers and a line of specialty vehicle cleaners that remove traffic film, road soil, dirt and grime from the surfaces of vehicles, including automobiles, buses and trucks.

End-Users and Customers

We offer our professional products directly or through third-party distributors to end-users in eight sectors: food and lodging, food processing, building service contractors, education, retail, healthcare, industrial and other.

Food and Lodging. Food and lodging end-users include fast food and full service restaurants, first class, luxury and economy hotel chains, independent hotels and nursing/care homes.

Food Processing. Food processing end-users include dairy plants, dairy farms, breweries, soft-drink bottling plants and meat, poultry and other food processors.

Building Service Contractors. Building service contractors and contract caterers clean, maintain and manage facility and food service operations in office buildings, retail stores, healthcare facilities, educational institutions and factories.

Education. Educational end-users include primary and secondary schools, technical schools, colleges and universities.

Retail. Retail end-users include supermarkets, drug stores, discounters, hypermarkets and wholesale clubs.

Healthcare. Healthcare end-users include both private and public hospitals, long-term care facilities and other facilities where medical services are performed.

Industrial. Industrial end-users include factories; industrial plants, including paper and pulp plants and water treatment facilities; and offices.

Other. End-users in this sector include cash and carry establishments, government institutions and commercial laundries. Cash and carry customers are stores in which professional end-users purchase products for their own use. Commercial laundry customers include professional laundries operated for profit, as well as large hospital on-site laundries.

Sales and Distribution

We sell our products and systems in domestic and international markets through company-trained sales and service personnel, who also advise and assist customers in the proper and efficient use of products and systems in order to meet a full range of cleaning and sanitation needs. We sell our products in more than 120 countries either directly to end-users or through a network of distributors, wholesalers and third-party intermediaries. In 54 of those countries, we employ a direct sales force of over 6,000 employees to market and sell our products. We contract with local third-party distributors on an exclusive and non-exclusive basis. We estimate that direct sales to end-users by our sales force typically account for about half of our professional net sales, with indirect sales through third-party channels accounting for the other half.

In our larger customer sectors, such as food processing, the supply of cleaning, hygiene and appearance products involves more than the physical distribution of detergents. In these sectors, customers may contract for the provision of a complete hygiene system, which includes products as well as safety and application training, safety and hygiene consulting, hygiene auditing and after-sales services. We employ specialized sales people who are trained to provide these specific services and, through our tailored cleaning solutions approach, we are able to address the specific needs of these customers.

The following table shows net sales of our professional business for fiscal years 2000, 2001, the fiscal six months ended December 28, 2001and fiscal year 2002 in the United States and other countries:

	Professional Business Net Sales
	Fiscal Year Ended June 30, 2000	Fiscal Year Ended June 29, 2001	Fiscal Six Months Ended December 28, 2001	Fiscal Year Ended January 3, 2003
	( in thousands)
United States	$389,063	$444,134	$198,144	$819,682
Non-U.S. Countries	$413,610	$468,482	$239,263	$1,131,776

For additional financial information regarding our professional business, see note 26 to our consolidated financial statements, included elsewhere in this report.

Raw Materials

Suppliers for our cleaning, hygiene and appearance products provide raw materials, packaging components, equipment, accessories and contract manufactured goods. The key raw materials we use in our professional business are surfactants, polymers and resins, fragrances, solvents, caustic soda, waxes, chelates and phosphates. Packaging components include bag-in-the-box containers, bottles, corrugated boxes, drums, pails, totes, aerosol cans, caps, triggers and valves. Equipment and accessories include dilution control, warewashing and laundry equipment, floor machines, air care dispensers, mops, buckets, carts and other items used in the maintenance of a facility.

We believe that all raw materials required for the manufacture of our products and all components related to our equipment and accessories are available from multiple sources. Although we purchase some raw materials under long-term supply arrangements with third parties, these arrangements are not material to our business.

Competition

The worldwide market for our professional products is highly competitive. Our principal professional competitor on a worldwide basis is Ecolab Inc., which is the largest supplier of cleaning and sanitizing products in the institutional and industrial cleaning and sanitation industry. Ecolab has significant capacity, technology, expertise and financial resources, which enables it to compete effectively with us. We also face significant competition from numerous national, regional and local companies within some or all of our product lines in each sector that we serve. Many of these companies have increased in strength as a result of recent consolidations in the industry. Barriers to entry and expansion in the institutional and industrial cleaning and sanitation industry are low, and significant new entrants in the market include The Procter & Gamble Company and The Clorox Company, which have expanded into the institutional sector from their bases in consumer products, and Kimberly-Clark Corporation, which has expanded from paper accessories into personal care and washroom products.

We seek to differentiate our products from those of our competitors by (1) building upon our reputation in food service, food processing, floor care and laundry, (2) providing cost control mechanisms to our customers from our advanced dispensing and dilution products, (3) proactively responding to customer needs, and (4) providing product related value-added services. We believe the quality and ease of use of our products are competitive strengths. In addition, we have long-standing relationships with many of our top customers. Price considerations and sales and marketing effectiveness are also important competitive factors. To achieve expected profitability levels, we must, among other things, maintain the service levels and competitive pricing necessary to retain existing customers and attract new customers.

Polymer Business

General

We supply environmentally compliant, water-based acrylic polymer resins to the industrial printing and packaging, coatings and plastics markets. Polymer resins work within inks, paints and floor coatings to disperse or carry colorants, provide adhesion to the material being coated, protect the surface of the material and provide a glossy finish. We sell these resins to our customers primarily in North America, Europe and Asia. In fiscal year 2002, our polymer business had net sales of about $264 million, including intercompany sales to our professional business of about $19 million.

Products

We manufacture styrene acrylic resins and styrene acrylic emulsion polymers for inks, over-print varnishes, powder coatings, pigment dispersions, high solids thermoset coatings, urethane coatings, water-based industrial and architectural coatings, and plastic additives. We sell these products to industrial customers in the printing and packaging, coatings and plastics industries in North America, Europe and Asia.

Printing and Packaging (Ink and Overprint Varnish). We are a leading global supplier of polymer products to the printing and packaging industry and are committed to working with our graphic arts customers to customize their product offerings. Our emulsions and styrene acrylic resins are used in the manufacturing of liquid inks, overprint varnishes, pigment dispersions and wax emulsions for a wide range of applications in the printing and packaging industry.

Coatings. In the industrial markets, our polymer products are used in wood, metal and plastic coatings and include one component water-based emulsions, two component emulsions, polyurethane high solid coatings and baking enamels. In the architectural market, our emulsions are used in interior and exterior paint sold through retail outlets.

Plastics. In the plastics industry our resins are used as additives to improve the processing of the plastics or their physical or functional properties.

End-Users and Customers

We principally supply acrylic polymers to industrial customers in the printing and packaging, coatings and plastics markets. The printing and packaging market, consisting of liquid ink, pigment dispersion and over print varnish manufacturers, represents our polymer business’ largest customer sector. During fiscal year 2002, Sun Chemical Corporation, our largest polymer customer, accounted for about 10% of our net sales of polymer products. We also had net sales of polymers to our professional business of about $19 million, or about 7% of net sales of our polymer business, for fiscal year 2002.

Sales and Distribution

We sell our polymer products to customers primarily through our own sales force located in North America, Europe and the Asia Pacific region. As of February 28, 2003, our polymer sales force consisted of about 40 employees.

The following table shows net sales of our polymer business for fiscal years 2000 and 2001, the fiscal six months ended December 28, 2001 and fiscal year 2002 in the United States and other countries:

	Polymer Business Net Sales
	Fiscal Year Ended June 30, 2000	Fiscal Year Ended June 29, 2001	Fiscal Six Months Ended December 28, 2001	Fiscal Year Ended January 3, 2003
	( in thousands)
United States	$152,254	$146,086	$63,634	$152,858
Non-U.S. Countries	$73,272	$74,131	$47,938	$92,079

For additional financial information regarding our polymer business, see note 26 to our consolidated financial statements, included elsewhere in this report.

Raw Materials

We believe that all materials required for production of our polymer products are available from multiple sources, and we operate under contracts with all of our major raw material suppliers. The top five raw materials we purchase for our polymer business are styrene, acrylic acid, alpha methyl styrene, 2-ethyl hexyl acrylate and methyl methacrylate.

Competition

The polymer industry is highly competitive. Our principal competitor in the market for water-based acrylic polymers for printing and packaging applications is Rohm and Haas Company, and in the architectural and industrial coatings markets, our principal competitors are Avecia Limited, BASF AG, The Dow Chemical Corporation and Rohm and Haas Company. Other competitors in the specialty chemical industry include Air Products and Chemicals, Inc., Eastman Chemical Company and Noveon Corporation. These competitors are larger and have greater financial resources than we do. As a result, they may be better able to respond to price increases in raw materials and to compete on pricing than we are. By capitalizing upon our unique research and development expertise and providing customers with new products and technologies, we believe that we are able to compete successfully in the polymer industry.

Proprietary Rights; Research and Development

We believe that the Johnson housemark and the Diversey trademark are important to our business. S.C. Johnson & Son has granted us a license to use specified trade names, housemarks and trademarks that incorporate “Johnson,” including “Johnson Wax Professional”, and to use the “Johnson” name, with our owned trade name “Diversey,” in the commercial and industrial channels of trade. See “Item 13. Certain Relationships and Related Transactions.” We own the Diversey trademark and have filed registrations of that trademark in various jurisdictions. These registrations are renewable, potentially indefinitely, as long as we continue to use the Diversey trademark. Other than the Johnson and Diversey marks, we do not believe that our overall business is materially dependent on any individual trademark or patent.

In connection with our acquisition of the DiverseyLever business, we entered into several license agreements with Unilever under which Unilever granted us a license of specified trademarks, patents, design rights, copyrights and know-how used in the DiverseyLever business, including the “Lever” name, that were retained by Unilever. In addition, under a transferred technology license agreement, we have granted a license to Unilever to use specified intellectual property rights and patents and registered designs that were transferred to us in the acquisition. The licenses granted under these agreements generally terminate with the expiration of the particular patent, design right, copyright or know-how, unless terminated earlier. With respect to the Lever mark, the license terminates on November 2, 2004.

Manufacturing expertise and innovative technologies are also important to our business. In particular, our ability to compete effectively is materially dependant upon the technology used in the manufacturing process. We conduct most of our research and development activities at our research facilities located in Sturtevant, Wisconsin, Sharonville, Ohio, Santa Cruz, California, Utrecht, the Netherlands and Muenchwilen, Switzerland. We also have local development and application support in the Asia Pacific region, including Japan, in Brazil and in other locations in Europe. Through our research, we aim to improve the production processes in our manufacturing facilities, as well as to develop new, more innovative and competitive products, applications and processes and to provide technical assistance to customers to help them improve their operations. In addition, we have entered into a technology disclosure and license agreement with S.C. Johnson & Son under which each party has agreed to disclose to the other new technologies that it develops internally, acquires or licenses from third parties.

Substantially all of our principal products have been developed by the research and development and engineering personnel. The following table shows the research and development expenses for our professional and polymer businesses for fiscal years 2000 and 2001, the fiscal six months ended December 28, 2001 and fiscal year 2002 in the United States and other countries:

	Fiscal Year Ended June 30, 2000	Fiscal Year Ended June 29, 2001	Fiscal Six Months Ended December 28, 2001	Fiscal Year Ended January 3, 2003
	(in millions)
Professional	$22.8	$23.9	$11.2	$47.6
Polymer	$14.4	$14.7	$7.4	$16.8

Employees

As of February 28, 2003, we employed about 13,530 employees, of which about 3,200 were employed in the United States and the remainder were employed outside of the United States.

Environmental Regulation

Our operations are regulated under a number of federal, state and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air, soil and water as well as the handling, storage and disposal of these materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because we use hazardous materials in some of our manufacturing processes. In addition, because we are a generator of hazardous wastes, we, along with any other person who arranges for the disposal of our wastes, may be subject to financial exposure for costs associated with an investigation and any remediation of sites at which we have arranged for the disposal of hazardous wastes if those sites become contaminated, even if we fully comply with applicable environmental laws. Furthermore, process wastewater from our manufacturing operations is discharged to various types of wastewater management systems. We may incur significant costs relating to contamination that may have been, or is currently being, caused by this practice. We are also subject to numerous federal, state and foreign laws that regulate the manufacture, storage, distribution and labeling of many of our products, including disinfecting, sanitizing and antimicrobial products. Some of these laws require us to have operating permits for our production facilities, warehouse facilities and operations, and we may not have some of these permits or some of the permits we have may not be current. In the event of a violation of these laws, we may be liable for damages and for the costs of remedial actions and may also be subject to revocation, non-renewal or modification of our operating and discharge permits. Any revocation, non-renewal or modification may require us to cease or limit the manufacture and sale of products at one or more of our facilities and may have a material adverse effect on our business, financial condition, results of operations and cash flows. Environmental laws may also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, which also may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Environmental regulations most significant to us are summarized below:

Toxic Substances. We are subject to various federal, state, local and foreign laws governing the production, transport and import of industrial chemicals. Notably, the Toxic Substances Control Act gives the U.S. Environmental Protection Agency, or EPA, the authority to track, test and/or ban chemicals that may pose an environmental or human-health hazard. We are required to comply with certification, testing, labeling and transportation requirements associated with regulated chemicals. To date, compliance with this legislation has not had a material adverse effect on our business, financial condition, results of operations or cash flows.

Pesticide Legislation. Some of our facilities are subject to various federal, state, local or foreign laws governing the manufacture and/or use of pesticides. We manufacture and sell certain disinfecting and sanitizing products that kill microorganisms, such as bacteria, viruses and fungi. These products are considered “pesticides” or “antimicrobial pesticides” and, in the United States, are governed primarily by the Federal Insecticide Fungicide and Rodenticide Act, as amended by the Food Quality Protection Act of 1996. To register these products, we must meet various efficacy, toxicity and labeling requirements and must pay initial and on going registration fees. In addition, some states or foreign jurisdictions may impose taxes on sales of pesticides. Although the cost of maintaining and delays associated with pesticide registration have increased in recent years, compliance with the various laws governing the manufacture and sale of pesticides has not had a material adverse effect on our business, financial condition, results of operations or cash flows.

Ingredient Legislation. Numerous state, local and foreign jurisdictions have enacted laws and regulations relating to the sale of products containing phosphorous or other ingredients that may impact human health and the environment. Specifically, the State of California has enacted Proposition 65, which requires us to disclose specified listed ingredient chemicals on the labels of our products. To date, compliance with this legislation has not had a material adverse effect on our business, financial condition, results of operations or cash flows.

FDA Antimicrobial Product Requirement. We are subject to various federal, state, local and foreign laws and regulations that regulate products manufactured and sold by us for controlling microbial growth on humans, animals and processed foods. In the United States, these requirements are generally administered by the U.S. Food and Drug Administration, or FDA. The FDA regulates the manufacture and sale of food, drugs and cosmetics, which includes antibacterial soaps and products used in food preparation establishments. The FDA requires companies to register antibacterial hand care products with the FDA and imposes specific criteria that the products must meet in order to be marketed for these regulated uses. In addition, the FDA regulates the labeling of these products. If the FDA determines that any of our products do not meet their standards for an antibacterial product, we will not be able to market the product as an antibacterial product. Some of our business operations are subject to similar restrictions and obligations under an order of the U.S. Federal Trade Commission which was issued in 1999 and will remain in effect until at least 2019. To date, the cost of complying with product registration has not had a material adverse effect on our business, financial condition, results of operations or cash flows.

Other Environmental Legislation. Many of our facilities are subject to various federal, state, local or foreign laws governing the discharge, transportation, handling, storage and disposal of hazardous substances. In the United States, the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act are the primary statutes governing these activities. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, including the Emergency Planning and Community Right-to-Know Act, which imposes reporting requirements when toxic substances are released into the environment. Each year we make various capital investments and expenditures necessary to comply with applicable laws and satisfy our environmental stewardship principles. To date, these investments and expenditures have not had a material adverse effect on our business, financial condition, results of operations or cash flows. For fiscal year 2003, we have budgeted approximately $1.8 million for capital expenditures for environmental control projects.

Environmental Remediation and Proceedings. We may be jointly and severally liable under CERCLA or its state, local or foreign equivalent for the costs of environmental contamination on or from our properties and at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous wastes. Along with several other potentially responsible parties, or PRPs, we are currently involved in waste disposal site clean-up activities at eight sites in the United States. Generally, CERCLA imposes joint and several liability on each PRP that actually contributed hazardous waste to a site. Customarily, PRPs will work with the EPA to agree on and implement a plan for site investigation and remediation. Based on our experience with these environmental proceedings, our estimate of the contribution to be made by other PRPs with the financial ability to pay their shares, and our third party indemnification rights at certain sites (including indemnities provided by S.C. Johnson & Son), we believe that our share of the costs at these eight sites will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

In addition to the liabilities imposed by CERCLA or its state, local or foreign equivalent, we may be liable for costs of investigation and remediation of environmental contamination on or from our properties or at off-site locations under numerous other federal, state, local and foreign laws. Our operations involve the handling, transportation and use of numerous hazardous substances. We are aware that there is or may be soil or groundwater contamination at some of our facilities resulting from past operations and practices. We are currently in the process of cleaning up soil and/or groundwater contamination at four of our facilities in the United States, one facility in Japan and one facility in the Netherlands. In addition, we have identified the likelihood of soil and/or groundwater contamination at seven other sites. Based on available information and our indemnification rights, explained below, we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our business, financial condition, results of operations or cash flows. In many of the foreign jurisdictions in which we operate, however, the laws that govern our operations are still undeveloped or evolving.

Many of the environmental regulations discussed above apply to properties and operations of the DiverseyLever business that we acquired from Unilever in May 2002. Under the acquisition agreement, Unilever has made warranties to us with respect to the DiverseyLever business and has agreed to indemnify us for damages in respect of breaches of its warranties and for specified types of environmental liabilities if the aggregate amounts of damages meet various dollar thresholds. Unilever will not be liable for any damages resulting from environmental matters (1) in the case of known environmental matters or breaches, that are less than $250,000 in the aggregate, and (2) in the case of unknown environmental matters or breaches, that are less than $50,000 individually and $2 million in the aggregate.

In the case of clause (1) above, we will bear the first $250,000 in damages. In the case of clause (2) above, once the $2 million threshold is reached, Unilever will not be liable for any occurrence where the damages are less than $50,000 or for the first $1 million of damages that exceed the $50,000 per occurrence threshold. In no event will Unilever be liable for any damages arising out of or resulting from environmental claims that exceed $250 million in the aggregate.

Given the nature of our business, we believe that it is possible that, in the future, we will be subject to more stringent environmental laws that may result in restrictions imposed on our manufacturing, processing and distribution activities, which may result in possible violations, substantial fines, penalties, damages or other significant costs. The potential cost to us relating to environmental matters, including the cost of complying with the foregoing legislation and remediation of contamination, is uncertain due to such factors as the unknown magnitude and type of possible pollution and clean-up costs, the complexity and evolving nature of laws and regulations, including outside of the United States, and the timing, variable costs and effectiveness of alternative clean-up methods. We have accrued our best estimate of probable future costs relating to such known sites, but we cannot estimate at this time the costs associated with any contamination that may be discovered as a result of future investigations, and we cannot provide assurance that those costs or the costs of any required remediation will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Environmental Permits and Licensing. In the ordinary course of our business, we are continually subject to environmental inspections and monitoring by governmental enforcement authorities. In addition, our production facilities, warehouse facilities and operations require operating permits that are subject to renewal, modification, and, in specified circumstances, revocation. We are aware that there may be noncompliance with permit or licensing requirements at some of our facilities. Based on available information and our indemnification rights, we believe that costs associated with our permit and licensing obligations will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 2.     PROPERTIES

We have manufacturing facilities in all regions in which we operate, including Canada, Brazil, France, Germany, Italy, Switzerland, the Netherlands, Spain, the United Kingdom, Japan, China and North America. We have a total of 51 manufacturing facilities in 29 countries. Our principal manufacturing facilities for our professional and polymer businesses are located at Waxdale in Sturtevant, Wisconsin. We lease these facilities from S.C. Johnson & Son under leases expiring in 2009, with renewal options. See “Item 13. Certain Relationships and Related Transactions—Relationships with S.C. Johnson & Son—Leases”. Our corporate headquarters are also located in Sturtevant, Wisconsin.

We believe our facilities are in good condition and are adequate to meet the existing production needs of our businesses.

The following table summarizes our principal plants and other physical properties that are important to our professional and polymer businesses. Unless indicated otherwise, all properties listed below, other than those properties leased from S.C. Johnson & Son, are subject to mortgages.

Location	Approximate Square Feet Occupied				Principal Activity	Business Property Used In:
	Owned		Leased
United States

Madera, California			89,600		Manufacturing and warehouse	Professional

Garden Grove, California			35,900		Manufacturing, warehouse and research and development	Professional

Santa Cruz, California			75,000		Manufacturing and research and development	Professional

Seaford, Delaware	46,000				Manufacturing	Polymer

St. Louis, Missouri	52,000				Manufacturing	Professional

Sharonville, Ohio			284,000	*	Manufacturing and research and development	Professional

East Stroudsburg, Pennsylvania			142,000	*	Manufacturing	Professional

Mt. Pleasant, Wisconsin			365,000		Warehousing logistics	Professional

Sturtevant, Wisconsin			143,500	***	Manufacturing	Polymer

Sturtevant, Wisconsin			156,000		Logistics (warehouse, distribution)	Polymer

Sturtevant, Wisconsin			180,000	***	Manufacturing	Professional

Sturtevant, Wisconsin	278,000				International headquarters, data center and research and development	Professional

Watertown, Wisconsin	125,000				Manufacturing	Professional

International

London, Canada	193,200				Manufacturing	Professional

Socorro (Sao Paolo), Brazil	122,914	**	97,448		Manufacturing	Professional

Villefranche-sur-Soane, France	180,900	**			Manufacturing	Professional

Kirchheimbolanden, Germany	302,400		86,400		Manufacturing	Professional

Bagnolo, Italy	594,000	**			Manufacturing	Professional

Location	Approximate Square Feet Occupied		Principal Activity	Business Property Used In:
	Owned	Leased
Munchwilen, Switzerland	112,100		Manufacturing	Professional

Enschede, The Netherlands	289,440		Manufacturing	Professional

Heerenveen, The Netherlands	140,000		European headquarters, manufacturing and logistics (warehouse, distribution)	Polymer

Utrecht, The Netherlands	43,750	68,100	Office and research and development	Professional

Polinya, Spain	240,116		Manufacturing	Professional

Valdemoro, Spain		45,000	Manufacturing	Professional

Cotes Park, United Kingdom	583,200		Manufacturing and warehouse	Professional

Gebze, Turkey		49,700	Manufacturing	Professional

Shizuoka-Ken, Kakegawa, Japan	115,000		Manufacturing	Professional

Guangdong, China	75,320		Manufacturing	Professional

*	Leased pursuant to sale-leaseback arrangement
**	Not mortgaged
***	Leased from S.C. Johnson & Son

ITEM 3.     LEGAL PROCEEDINGS

We are party to various legal proceedings in the ordinary course of our business which may, from time to time, include product liability, intellectual property, contract, environmental and tax claims as well as government or regulatory agency inquiries or investigations. We believe that, taking into account our insurance and reserves and the valid defenses with respect to legal matters currently pending against us, the ultimate resolution of these proceedings will not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations or cash flows.

As previously disclosed, Auto-C, LLC, our wholly owned subsidiary, supplies, in the United States, commercial warewashing, laundry and other products that bear the Auto-Chlor® System trademark and distributes these products through us or through dealers with rights in defined territories. Pursuant to a complaint filed on March 2, 2002, as amended on June 20, 2002, a group of Auto-Chlor System dealers are suing DiverseyLever, Inc., a subsidiary of Unilever, Auto-C, LLC and us in the United States District Court for the District of Minnesota. In the complaint, the plaintiffs claim statutory violations under state dealership, franchise and consumer practices laws and breach of contract, breach of covenant of good faith and fair dealing, unfair competition and tortuous interference with contractual relations and prospective business relations. The plaintiffs are seeking a declaration regarding various terms of their dealer agreements, unspecified damages, including lost profits, such treble damages as may be available under applicable statutes, and attorneys’ fees. Unilever has acknowledged that we are entitled to indemnification in respect of this suit under the terms and subject to the limitations and exclusions set forth in the acquisition agreement under which we acquired the DiverseyLever business. DiverseyLever, Inc. is seeking indemnification from us insofar as any claims may be deemed assumed liabilities, subject to indemnification under the same agreement. We believe that we have valid defenses to the dealers’ claims and, together with Unilever, intend to defend the matter vigorously.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2002.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 31, 2003, there were 24,422 shares of our common stock outstanding. JohnsonDiversey Holdings owns all of the outstanding shares of our common stock, except for one share owned by S.C. Johnson & Son. There is no established public trading market for our common stock.

The following table sets forth the amount of cash dividends we paid to our stockholders in calendar years 2001 and 2002 on a per share basis:

	2001	2002
January	$—	$175.41
April	$221.55	$200.30
June	$136.80	$106.94
October	$170.10	$107.03
December	$128.39	$107.78

	$656.84	$697.46

We intend to pay comparable cash dividends to our stockholders in the future. However, our ability to pay dividends is restricted by covenants in the indentures governing our senior subordinated notes and the senior secured credit facilities.

On May 3, 2002, in connection with our acquisition of the DiverseyLever business, we issued an aggregate of US$300,000,000 and Euro 225,000,000 of 9.625% senior subordinated notes due 2012, series A to qualified institutional investors. The offer and sale of the notes was made in reliance upon an exemption from registration under the Securities Act of 1933 pursuant to Rule 144A promulgated there under. The underwriters in this transaction were Goldman, Sachs & Co., Salomon Smith Barney Inc., Banc One Capital Markets, Inc., ABN AMRO Incorporated, The Royal Bank of Scotland and certain of their respective affiliates.

We received net proceeds from the sale of these series A senior subordinated notes of about $493.0 million. We used these proceeds, together with other borrowings and available funds, to pay the cash portion of the purchase price for the DiverseyLever business, refinance existing indebtedness and pay related fees and expenses.

In connection with the issuance of our series A senior subordinated notes in May 2002, we entered into registration rights agreements with the initial purchasers pursuant to which we agreed to exchange the outstanding series A senior subordinated notes for an equal principal amount of notes registered under the Securities Act. In July 2002, we filed a registration statement on Form S-4 (Reg. No. 333-97427) with the SEC to register an aggregate of US$300,000,000 and Euro 225,000,000 of 9.625% senior subordinated notes due 2012, series B. The registration statement was declared effective by the SEC on November 27, 2002. On December 9, 2002, we commenced an exchange offer to exchange the registered series B senior subordinated notes for the outstanding series A senior subordinated notes. The exchange offer expired on January 21, 2003. At the close of business on January 21, 2003, an aggregate of US$300,000,000 and Euro 224,970,000 series A senior subordinated notes were exchanged for an equivalent amount of 9.625% senior subordinated notes due 2012, series B. Consequently, an aggregate of Euro 30,000 series A senior subordinated notes remain outstanding. We did not receive any proceeds from the exchange offer.

ITEM 6.     SELECTED HISTORICAL FINANCIAL DATA

We derived the following selected historical consolidated financial data (1) from our audited consolidated financial statements as of and for the fiscal years ended July 2, 1999, June 30, 2000, June 29, 2001 and January 3, 2003, (2) from our audited consolidated financial statements as of and for the fiscal six months ended December 28, 2001, and (3) from our unaudited consolidated financial statements for the six months ended December 29, 2000 and the twelve months ended December 28, 2001. Those audited and unaudited consolidated financial statements have been prepared under accounting principles generally accepted in the United States, or US GAAP. You should read the following selected historical consolidated financial data in conjunction with the financial statements and related notes included elsewhere in this report, and with the information included in this annual report under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended			Six Months Ended		Twelve Months Ended	Fiscal Year Ended
	July 2, 1999	June 30, 2000	June 29, 2001	December 29, 2000 (unaudited)(1)	December 28, 2001(1)	December 28, 2001 (unaudited)(1)	January 3, 2003(2)
	(dollars in thousands)
Selected Income Statement Data:
Net sales	$980,012	$1,028,199	$1,132,833	$547,036	$548,979	$1,134,776	$2,196,395
Gross profit(3)	503,143	537,817	575,399	275,059	272,197	572,537	1,188,969
Marketing, distribution, administrative and general expense	398,817	427,757	471,788	232,462	228,445	467,771	1,003,560
Restructuring expense	—	—	—	—	—	—	19,646

Operating profit	48,626	72,830	64,969	23,165	25,166	66,970	101,400

Interest expense, net	16,341	11,294	18,258	8,381	6,945	16,822	84,496
Other (income) expense, net	52	(17,195)	(2,645)	(3,403)	2,141	2,899	(29,011)

Provision for income taxes	17,312	28,868	16,512	6,486	4,908	14,934	16,662

Net income	14,837	49,658	32,607	11,560	11,147	32,194	29,568

	Fiscal Year Ended			Six Months Ended		Twelve Months Ended	Fiscal Year Ended
	July 2, 1999	June 30, 2000	June 29, 2001	December 29, 2000 (unaudited)(1)	December 28, 2001(1)	December 28, 2001 (unaudited)(1)	January 3, 2003(2)
	(dollars in thousands)
Other Financial Data:
EBITDA (4)	$78,459	$123,941	$117,363	$49,300	$41,184	$109,267	$239,759
Depreciation and amortization	29,885	33,916	49,749	22,732	18,159	45,176	109,348
Capital expenditures (5)	24,923	32,934	61,791	40,371	32,929	54,349	111,886
Net cash provided by operating activities	66,251	72,385	141,588	25,823	10,373	126,138	231,020

Net cash used in investing activities	(26,923)	(118,459)	(194,178)	(171,250)	(31,063)	(53,991)	(1,468,514)

Net cash provided by (used in) financing activities	(47,409)	43,223	39,404	131,091	17,303	(74,384)	1,360,875

Net sales growth	—	4.9%	10.2%	—	0.4%	—	93.6%
Gross profit margin (3)	51.3%	52.3%	50.8%	50.3%	49.6%	50.5%	54.1%
Operating margin (6)	5.0%	7.1%	5.7%	4.2%	4.6%	5.9%	4.6%
Ratio of earnings to fixed charges (7)	2.4	5.0	2.7	2.3	2.4	2.2	1.4

	As of
	June 30, 2000	June 29, 2001	December 28, 2001	January 3, 2003
	(dollars in thousands)
Selected Balance Sheet Data:
Cash and cash equivalents	$23,607	$11,801	$8,093	$59,272
Accounts receivable, net	219,714	183,308	161,619	538,113
Inventories	85,055	89,473	99,082	260,983
Accounts payable	115,479	151,568	139,623	328,561
Working capital (8)	189,290	121,213	121,078	470,535
Property, plant and equipment	204,465	208,288	207,060	561,835
Total assets	863,493	913,548	926,284	3,376,833
Total debt, including current portion	298,463	342,642	361,783	1,474,295
Stockholders’ equity	214,603	226,537	209,660	833,033

(1)	In June 2002, we changed our fiscal year end to the Friday closest to December 31. Prior to that, our fiscal year ended on the Friday closest to June 30. We have included selected historical financial data for the six-month transition period ended December 28, 2001 and, for comparative purposes, we have included selected historical financial data for the six months ended December 29, 2000 and the twelve months ended December 28, 2001.

(2)	On May 3, 2002, we acquired the DiverseyLever business from Unilever. As a result of the acquisition, our results for the fiscal year ended January 3, 2003 include eight months of DiverseyLever results, and historical comparisons are of limited relevance. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(3)	Gross profit equals net sales less cost of sales. We do not include marketing, distribution, administrative and general expenses in our cost of sales. As a result, costs related to our distribution network are not included in our calculations of gross profit and gross profit margin. Because some other companies include costs related to their distribution network in cost of sales and, accordingly, in their calculations of gross profit and gross profit margin, our presentation of gross profit and gross profit margin may not be comparable to similarly titled measures of other companies.

(4)	We define EBITDA as net income before minority interests, plus the provision for income taxes, net interest expense and depreciation and amortization expense.

EBITDA is a non-GAAP financial measure, and you should not consider EBITDA as an alternative to (a) operating profit (loss) or net income (loss) as a measure of our operating performance or (b) cash flows provided by operating, investing and financing activities (as determined in accordance with GAAP) as a measure of our ability to meet cash needs.

Our management considers EBITDA to be a useful tool for managing the operations of our business. In addition, various financial covenants contained in our senior secured credit facilities are based on EBITDA, as adjusted pursuant to the provisions of the facilities, and various financial covenants contained in the indentures for our senior subordinated notes are based on consolidated cash flows, which is a non-GAAP financial measure calculated similarly to EBITDA. Our management also considers EBITDA to be useful in assessing our debt servicing ability.

We also believe that EBITDA is a measure commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance and debt servicing ability because it assists in comparing performance on a consistent basis without regard to depreciation and amortization, which can vary significantly depending upon accounting methods or non-operating factors (such as historical cost). Accordingly, we believe that the inclusion of EBITDA in our annual report permits a more comprehensive analysis of our operating performance relative to other companies and of our debt servicing ability. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this annual report may not be comparable to similarly titled measures of other companies.

We believe that net income is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. The following table reconciles EBITDA to net income for each of the periods for which EBITDA is presented in this annual report.

	Fiscal Year Ended			Six Months Ended		Twelve Months Ended	Fiscal Year Ended
	July 2, 1999	June 30, 2000	June 29, 2001	December 29, 2000 (unaudited)	December 28, 2001	December 28, 2001 (unaudited)	January 3, 2003
	(dollars in thousands)
Net income	$14,837	$49,658	$32,607	$11,560	$11,147	$32,194	$29,568
Minority interests	84	205	237	141	25	121	(315)
Provision for income taxes	17,312	28,868	16,512	6,486	4,908	14,934	16,662
Interest expenses, net	16,341	11,294	18,258	8,381	6,945	16,822	84,496
Depreciation and amortization expense	29,885	33,916	49,749	22,732	18,159	45,176	109,348

EBITDA	$78,459	$123,941	$117,363	$49,300	$41,184	$109,247	$239,759

(5)	Capital expenditures include expenditures for capitalized computer software.

(6)	Operating margin is operating profit as a percentage of net sales.

(7)	Earnings consist of income before taxes plus fixed charges. Fixed charges consist of interest expense and the portion of rent expense that is representative of interest expense.

(8)	Working capital is defined as net accounts receivable, plus inventories less accounts payable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis includes a review of our results for the fiscal year ended January 3, 2003. As a result of our acquisition of the DiverseyLever business on May 3, 2002, our results for fiscal year 2002 include eight months of DiverseyLever results. Due to the timing of the acquisition, the transition of the institutional and industrial Unilever consumer brands business to a sales agency relationship with us after closing and the manner in which the DiverseyLever business was operated as a division of Unilever and not as a stand-alone business, comparative information for the acquired DiverseyLever business does not exist. Because of these factors, and the extent to which integration of the businesses has already occurred, historical comparisons are of limited relevance.

The acquisition significantly increased the size and scope of our operations and thus affected 2002 full year results and is the primary driver of the 2002 versus 2001 twelve-month period changes in each financial category discussed below. Except as noted, changes detailed below describe significant events that are unrelated to the acquisition.

Critical Accounting Policies

The preparation of our financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from these estimates under different assumptions or conditions. We believe the accounting policies that are most critical to our financial condition and results of operations and involve management’s judgment and/or evaluation of inherent uncertain factors are as follows:

Revenue Recognition. We recognize revenue on product sales at the time title transfers to the customer. We record an estimated reduction to revenue for customer discount programs and incentive offerings, including allowances and other volume-based incentives. If market conditions were to decline, we may take actions to increase customer incentive offerings, possibly resulting in a reduction of gross profit margins in the period during which the incentive is offered.

In arriving at net sales, we estimate the amounts of sales deductions likely to be earned by customers in conjunction with incentive programs such as volume rebates and other discounts. Such estimates are based on written agreements and historical trends and are reviewed periodically for possible revision based on changes in facts and estimates.

Estimating Reserves and Allowances. Management estimates inventory reserves based on periodical reviews of our inventory balances to identify slow-moving or obsolete items. This determination is based on a number of factors, including new product introductions, changes in customer demand patterns, and historic usage trends. Further, management estimates the allowance for doubtful accounts by analyzing accounts receivable balances by age, applying historical trend rates, analyzing market conditions and specifically reserving for identified customer balances, based on known facts, that are deemed probable as uncollectible.

Management’s current estimated ranges of liabilities relating to litigation and environmental claims are based on management’s best estimate of future costs. We record those costs based on what management believes is the most probable amount of the liability within the ranges or, where no amount within the range is a better estimate of the potential liability, at the minimum amount.

Pension and Post-Retirement Benefits. We sponsor pension and post-retirement plans in various countries, including the United States, which are separately funded. Several statistical and judgmental factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases and healthcare cost trends, as determined by us and our actuaries. In addition, our actuarial consultants also use subjective factors, such as withdrawal and mortality rates, to estimate these factors. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, longer or shorter life spans of participants and changes in actual costs of healthcare. Actual results may significantly affect the amount of pension and other post-retirement benefit expenses recorded by us.

Goodwill and Long-Lived Assets. Effective July 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles.” SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Upon adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Other intangible assets are required to be separately recognized if the benefit of the intangible asset can be sold, transferred, licensed, rented or exchanged. Amortization of these intangibles over their useful lives is required. Effective July 1, 2001, we also adopted SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

In accordance with SFAS Nos. 142 and 144, management periodically reviews its long-lived assets, including intangible assets and goodwill, for impairment and assesses whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its estimated fair value. Management also periodically reassesses the estimated remaining useful lives of its long-lived assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in our financial statements. As of January 3, 2003, we completed a fair value impairment analysis as required by SFAS 142 and anticipated future undiscounted cash flows analysis as required by SFAS 144. Based on these assessments no impairments were identified.

For an additional discussion of our critical accounting policies and a discussion of new accounting pronouncements, see note 2 to our audited consolidated financial statements included elsewhere in this report.

Fiscal Year Ended January 3, 2003 Compared to Twelve Months Ended December 28, 2001

Net Sales. Net sales increased by $1,061.6 million, or 93.6%, to $2,196.4 million for the fiscal year ended January 3, 2003 from $1,134.8 million for the twelve months ended December 28, 2001. The primary reason for the increase was net sales attributable to the DiverseyLever business, which we acquired on May 3, 2002. Included in the net sales attributable to the acquisition is $54.3 million of sales agency fee income for the fiscal year ended January 3, 2003, which we earned under a sales agency agreement we entered into with Unilever on May 3, 2002 in connection with the acquisition. See “Item 13. Certain Relationships and Related Transactions—Relationships with Unilever—Sales Agency Agreement.”

Net sales for the professional segment increased by $1,037.9 million, or 113.6%, to $1,951.5 million for the fiscal year ended January 3, 2003 from $913.6 million for the twelve months ended December 28, 2001. The strengthening of the dollar against the yen, real, Argentine peso and other foreign currencies negatively impacted net sales by $18.1 million. Excluding this negative currency impact, net sales of the professional segment for the fiscal year ended January 3, 2003 grew by $1,056.0 million, or 115.6%, from net sales for the twelve months ended December 28, 2001.

Net sales for the polymer segment of $263.5 million for the fiscal year ended January 3, 2003, including intercompany sales to the professional segment of $18.6 million, increased by $22.1 million, or 9.1%, from $241.4 million for the twelve months ended December 28, 2001. The increase in the segment’s net sales was attributable primarily to volume growth of 10.1%, partially offset by a decline in average selling prices. Sales volume increased in Europe by 16.1%, Asia Pacific by 20.8% and North America by 4.8%, due primarily to new business in the printing and packaging industry and the global coatings markets. Average selling prices declined primarily due to an unfavorable product and geographical mix reflecting faster growth in Europe and the Asia Pacific region, which have lower average selling prices than North America.

Gross Profit. Gross profit increased by $616.4 million, or 107.7%, to $1,189.0 million for the fiscal year ended January 3, 2003 from $572.5 million for the twelve months ended December 28, 2001, while gross profit margin increased to 54.1% for the fiscal year ended January 3, 2003 from 50.5% for the twelve months ended December 28, 2001. The primary reason for the increase in gross profit and gross profit margin was the acquisition of the DiverseyLever business. The gross profit margin on the acquired DiverseyLever business was higher due to a greater mix of higher-margin direct sales than the pre-acquisition business, which was focused more on lower-margin distributor sales.

The polymer segment’s gross profit increased by $15.1 million, or 16.8%, to $105.1 million for the fiscal year ended January 3, 2003 from $90.0 million for the twelve months ended December 28, 2001. The increase in the segment’s gross profit resulted primarily from the sales volume increase discussed above, lower raw material costs, and lower manufacturing costs. The increase in volume was offset partially by a decline in global average selling prices, as discussed above. In relation to gross profit margin, the reduced raw material costs and lower manufacturing costs more than offset the negative impact of the decline in global average selling prices, resulting in an increase to 39.9% for the fiscal year ended January 3, 2003, from 37.3% for the twelve months ended December 28, 2001.

Marketing, Distribution, Administrative and General Expenses. Marketing, distribution, administrative and general expenses increased by $535.8 million, or 114.5%, to $1,003.6 million for the fiscal year ended January 3, 2003 from $467.8 million for the twelve months ended December 28, 2001. The primary reason for this increase was incremental expenses attributable to the DiverseyLever business. Also contributing to this increase in expenses were incremental non-cash pension charges of $3.3 million reflecting updated actuarial valuations of the acquired DiverseyLever pension plans. Additionally, incremental insurance expenses of $1.3 million were incurred primarily in North America, largely reflecting increased industry rates. Incremental spending on strategic initiatives related primarily to new computer systems contributed an additional $8.5 million to the increase in marketing, distribution, administrative and general expenses for the fiscal year ended January 3, 2003.

Total synergy savings achieved through the integration of the DiverseyLever business, a key internal objective during this period, exceeded the planned targets in all regions. This was largely driven by a reduction in headcount, which also exceeded expectations. In order to achieve these synergy savings, one-time integration related costs of $31.5 million were incurred during the period, including a non-cash charge of $10.1 million related to the write-down of JD Edwards ERP software following the decision to integrate both our historic business and the DiverseyLever business onto the SAP platform in Europe.

Research and Development Expenses. Research and development expenses increased by $26.6 million, or 70.3%, to $64.4 million for the fiscal year ended January 3, 2003 from $37.8 million for the twelve months ended December 28, 2001. The primary reason for the increase was the additional expenses attributable to the DiverseyLever business.

Restructuring Expense. Restructuring expenses of $19.6 million were incurred in the fiscal year ended January 3, 2003 in connection with a restructuring plan developed primarily for the purpose of eliminating redundancies resulting from the acquisition. In connection with this plan, we incurred $11.0 million of expenses pertaining primarily to planned employee terminations and we also incurred $8.6 million of expenses for the elimination of redundant facilities as part of the overall restructuring plan.

Interest Expense, Net. Net interest expense increased by $67.7 million to $84.5 million for the fiscal year ended January 3, 2003 from $16.8 million for the twelve months ended December 28, 2001. An increase in the average debt balance of $854.2 million for the fiscal year ended January 3, 2003, compared to the twelve months ended December 28, 2001 resulted in an increase in net interest expense of about $41.6 million. The increased average debt balance resulted from our borrowings under the senior secured credit facilities and the issuance of the senior subordinated notes to fund the acquisition of the DiverseyLever business. The increase in interest expense attributable to the higher average debt balance was further impacted by an increase in the weighted average interest rate of 6.3% during the fiscal year ended January 3, 2003 compared to 4.9% during the twelve months ended December 28, 2001.

Other Income/Expense. Other income/expense increased by $31.9 million to $29.0 million of income for the fiscal year ended January 3, 2003 from $2.9 million of expense for the twelve months ended December 28, 2001. Other income for the fiscal year ended January 3, 2003 consists primarily of a $15.7 million gain on a forward purchase contract for euros entered into in connection with the acquisition, a $9.6 million gain on the sale of a non-strategic dishwash detergent product line in May 2002, a $2.4 million gain on the sale of a non-strategic adhesives product line within the polymer business, and a $3.2 million gain on other foreign currency exchange related items. Partially offsetting these gains was a $3.1 million loss in the fiscal year ended January 3, 2003 related to the devaluation of the Argentine peso.

Provision for Income Taxes. Our effective tax rate was 36.3% for the fiscal year ended January 3, 2003 compared to 31.6% for the twelve months ended December 28, 2001. The higher effective tax rate was primarily due to increased foreign tax liability as a result of the acquisition of the DiverseyLever business, for which an offsetting U.S. foreign tax credit is not recognizable.

Net Income. Net income decreased by $2.6 million, or 8.2%, to $29.6 million for the fiscal year ended January 3, 2003 from $32.2 million for the twelve months ended December 28, 2001. This decrease in net income was due primarily to a $535.8 million increase in marketing, distribution, administrative and general expenses, a $26.6 million increase in research and development costs, a $19.6 million restructuring expense, a $67.7 million increase in net interest expense, and a $1.7 million increase in the provision for income taxes, offset partially by a $616.4 million increase in gross profit driven by the incremental DiverseyLever net sales, and a $31.9 million increase in other income, all as previously discussed. In addition to the $19.6 million restructuring expense, expenses of $31.5 million of integration-related costs are included in the Marketing, Distribution, Administrative and General Expenses discussed above and $2.5 million are included in cost of goods sold.

EBITDA. EBITDA increased by $130.5 million, or 119.5%, to $239.8 million for the fiscal year ended January 3, 2003 from $109.3 million for the twelve months ended December 28, 2001. The increase in EBITDA resulted primarily from a $616.4 million increase in gross profit resulting from the increased net sales and a $31.9 million increase in other income, offset partially by a $535.8 million increase in marketing, distribution, administrative and general expenses, a $26.6 million increase in research and development expense, and the $19.6 million restructuring expense, all as previously discussed. $64.2 million of these cost increases are related to depreciation and amortization expense and do not impact EBITDA. For a discussion of EBITDA and a reconciliation of EBITDA to net income, see “Item 6. Selected Historical Financial Data.”

Six Months Ended December 28, 2001 Compared to Six Months Ended December 29, 2000

Net Sales. Net sales increased by $2.0 million, or 0.4%, to $549.0 million for the six months ended December 28, 2001 from $547.0 million for the six months ended December 29, 2000. Net sales for the professional segment increased by $1.0 million, or 0.2%, to $437.4 million for the six months ended December 28, 2001 from $436.4 million for the six months ended December 29, 2000. Professional net sales increased (1) by $2.9 million in the Asia Pacific region due to strong growth in all sectors, most notably retail and food and lodging, (2) by $5.3 million in Europe due primarily to incremental sales attributable to The Butcher Company, a U.S. manufacturer of floor care, dilution control and commercial cleaning hygiene and appearance products, which we acquired in September 2000, and core business growth, (3) by $12.1 million in North America due primarily to incremental sales attributable to Butcher, (4) by $2.2 million in Japan due mainly to incremental sales attributable to Butcher and (5) by $0.4 million in Latin America due primarily to strong growth in Mexico, offsetting economic weaknesses elsewhere in that region. These increases in net sales were offset partially by a $19.7 million reduction in net sales due to the strengthening of the dollar against the yen, the real and other foreign currencies. Excluding the impact of foreign currency translations and all net sales from businesses acquired or divested during the six months ended December 29, 2000 or December 28, 2001, the professional segment’s net sales increased by $8.5 million, or 2.1%, to $406.1 million for the six months ended December 28, 2001 from $397.6 million for the six months ended December 29, 2000.

Net sales for the polymer segment, including intercompany sales to the professional segment of $9.4 million, increased by $0.9 million, or 0.8%, to $120.9 million for the six months ended December 28, 2001 from $120.0 million for the six months ended December 29, 2000. The growth resulted primarily from a 2.3% increase in sales volume, largely in the printing and packaging industry.

Cost of Sales. Cost of sales increased by $4.8 million, or 1.8%, to $276.8 million for the six months ended December 28, 2001 from $272.0 million for the six months ended December 29, 2000. The professional segment’s cost of sales increased by $9.4 million, or 4.6%, to $212.4 million for the six months ended December 28, 2001 from $203.0 million for the six months ended December 29, 2000. The increase in the segment’s cost of sales resulted primarily from a $9.8 million increase in customer rebates and allowances to generate sales growth and respond to actions by competitors.

The polymer segment’s cost of sales declined by $4.6 million, or 6.7%, to $64.4 million for the six months ended December 28, 2001 from $69.0 million for the six months ended December 29, 2000. $4.1 million of this decline was attributable to a significant reduction in the average price of styrene and other key raw materials and the remaining $0.5 million resulted from increased manufacturing efficiencies.

Gross Profit. Gross profit declined by $2.9 million, or 1.0%, to $272.2 million for the six months ended December 28, 2001 from $275.1 million for the six months ended December 29, 2000, while gross profit margin declined to 49.6% from 50.3% between the two periods. The professional segment’s gross profit declined by $8.4 million, or 3.6%, to $225.0 million for the six months ended December 28, 2001 from $233.4 million for the six months ended December 29, 2000, while gross profit margin declined to 51.4% from 53.5%. The decline resulted primarily from the $9.8 million increase in cost of sales as a result of increased customer rebates and allowances.

The polymer segment’s gross profit increased by $5.5 million, or 13.3%, to $47.2 million for the six months ended December 28, 2001 from $41.7 million for the six months ended December 29, 2000, while gross profit margin increased to 39.0% from 34.7% for those same periods. This increase in gross profit resulted primarily from the reduced raw material costs and increased manufacturing efficiencies discussed above.

Marketing, Distribution, Administrative and General Expenses. Marketing, distribution, administrative and general expenses declined by $4.1 million, or 1.7%, to $228.4 million for the six months ended December 28, 2001 from $232.5 million for the six months ended December 29, 2000. The decline was attributable primarily to the cessation of goodwill amortization upon our adoption of SFAS No. 142 at the beginning of fiscal year 2002.

Excluding the impact of SFAS No. 142, marketing, distribution, administrative and general expenses increased by $4.7 million for the six months ended December 28, 2001 compared to the six months ended December 29, 2000 due largely to a $1.2 million increase in sales freight expense, a $1.5 million increase in non-capitalizable costs incurred in the six months ended December 28, 2001 in connection with the acquisition and a $1.8 million increase in expenses due to incremental amortization of capitalized software costs.

Research and Development Expenses. Research and development expenses declined by $0.8 million, or 4.4%, to $18.6 million for the six months ended December 28, 2001 from $19.4 million for the six months ended December 29, 2000. The decline in research and development expenses was attributable primarily to a continued focus on cost management.

Interest Expense, Net. Net interest expense declined by $1.5 million, or 17.1%, to $6.9 million for the six months ended December 28, 2001 from $8.4 million for the six months ended December 29, 2000. The decline resulted primarily from the reduced cost of borrowing as a result of a receivables securitization program that we implemented in March 2001.

Other Income/Expense. Other income/expense declined by $5.5 million to $2.1 million of expense for the six months ended December 28, 2001 from $3.4 million of income for the six months ended December 29, 2000. The shift to net expense from income was due primarily to a $2.0 million foreign currency translation loss due to the devaluation of the Argentine peso in December 2001. Other income for the six months ended December 29, 2000 included a one-time, pre-tax gain of $3.0 million related to the sale on July 1, 2000 of our interest in Acurid, a non-strategic pest control joint venture.

Provision for Income Taxes. Our effective tax rate was 30.5% for the six months ended December 28, 2001 compared to 35.7% for the six months ended December 29, 2000. The lower effective tax rate was primarily due to lower sustainable foreign tax rates.

Net Income. Net income declined by $0.5 million, or 3.6%, to $11.1 million for the six months ended December 28, 2001 from $11.6 million for the six months ended December 29, 2000. The decline in net income was due primarily to the decline in gross profit and increase in expenses due to incremental acquisition-related expenses and amortization of capitalized software costs, as discussed above, and a $2.0 million foreign currency translation loss due to the devaluation of the Argentine peso in the six months ended December 28, 2001, partially offset by the impact of the adoption of SFAS No. 142, reduced net interest expense and the lower effective tax rate for the six months ended December 28, 2001, each as discussed above. Positively impacting net income for the six months ended December 29, 2000 was the one-time divestiture gain of $3.0 million from the sale of our interest in the Acurid joint venture.

EBITDA. EBITDA declined by $8.1 million, or 16.5%, to $41.2 million for the six months ended December 28, 2001 from $49.3 million for the six months ended December 29, 2000. The decline in EBITDA resulted primarily from the devaluation of the Argentine peso, lower gross profit margins in the professional business and non-capitalizable costs incurred in connection with the acquisition of the DiverseyLever business in the six months ended December 28, 2001, each as discussed above. EBITDA for the six months ended December 29, 2000 reflects the positive effect of the one-time divestiture gain from the sale of our interest in the Acurid joint venture, as discussed above. For a discussion of EBITDA and a reconciliation of EBITDA to net income, see “Item 6. Selected Historical Financial Data.”

Year Ended June 29, 2001 Compared to Year Ended June 30, 2000

Net Sales. Net sales increased by $104.6 million, or 10.2%, to $1,132.8 million for the fiscal year ended June 29, 2001 from $1,028.2 million for the fiscal year ended June 30, 2000. Net sales for the professional segment increased $109.9 million, or 13.7%, to $912.6 million for fiscal year 2001 from $802.7 million for the prior fiscal year. The growth was due primarily to $53.6 million in incremental net sales attributable to Butcher, which was acquired in September 2000, and $71.2 million of incremental net sales attributable to Teepol, Ltd., a Japanese provider of dishwashing, sanitation and restroom supplies, which we acquired in April 2000, partially offset by a $9.2 million decline in net sales attributable to our October 1999 divestiture of PCO Canada, a pest control business, and the strengthening of the dollar against certain foreign currencies in fiscal year 2001, which reduced net sales by $32.2 million. Excluding the impact of currency translation and net sales from businesses acquired or divested during fiscal year 2000 or 2001, the professional segment’s net sales grew by 3.2% in fiscal year 2001.

Net sales of the polymer segment, including intercompany sales to the professional segment of $20.3 million, declined by $2.9 million, or 1.2%, to $240.5 million for fiscal year 2001 from $243.4 million for fiscal year 2000, despite a 3% increase in unit volume sales. The decline in net sales resulted from a greater percentage of the segment’s global sales occurring in Europe, where average prices were lower than in other regions.

Cost of Sales. Cost of sales increased by $67.1 million, or 13.7%, to $557.4 million for fiscal year 2001 from $490.4 million for fiscal year 2000. The professional segment’s cost of sales increased by $54.0 million, or 14.7%, to $421.6 million for fiscal year 2001 from $367.6 million for fiscal year 2000. The increase in the segment’s cost of sales resulted primarily from the increase in professional net sales discussed above.

The polymer segment’s cost of sales increased by $13.0 million, or 10.6%, to $135.8 million for fiscal year 2001 from $122.8 million for fiscal year 2000. The increase in the segment’s cost of sales resulted primarily from an increase in the price of styrene, a key raw material.

Gross Profit. Gross profit increased by $37.6 million, or 7.0%, to $575.4 million for fiscal year 2001 from $537.8 million for fiscal year 2000, while gross profit margin declined to 50.8% from 52.3% between the two periods. The professional segment’s gross profit increased by $55.9 million, or 12.8%, to $491.0 million for fiscal year 2001 from $435.1 million for fiscal year 2000, while gross profit margin declined to 53.8% from 54.2%. This decline in the segment’s gross profit margin was entirely attributable to the 46.6% gross profit margin associated with sales by Butcher, which we acquired in September 2000.

The polymer segment’s gross profit declined by $18.3 million, or 17.8%, to $84.4 million for fiscal year 2001 from $102.7 million for fiscal year 2000, while gross profit margin declined to 35.1% from 42.2% between the two periods, primarily because of the increased cost of styrene discussed above.

Marketing, Distribution, Administrative and General Expenses. Marketing, distribution, administrative and general expenses increased by $44.0 million, or 10.3%, to $471.8 million for fiscal year 2001 from $427.8 million for the prior fiscal year. This increase resulted primarily from $21.5 million of additional sales force expenses attributable largely to the Butcher and Teepol acquisitions, and $11.7 million of additional spending on strategic initiatives relating to the supply chain and new computer systems. The remaining $10.8 million of the increase was attributable primarily to higher direct variable costs resulting from the incremental sales growth. Marketing, distribution, administrative and general expenses remained constant at 41.6% of net sales for fiscal years 2000 and 2001.

Research and Development Expense. Research and development expenses increased by $1.4 million, or 3.8%, to $38.6 million for fiscal year 2001 from $37.2 million for fiscal year 2000. The increase in research and development expenses was attributable primarily to $2.4 million of incremental spending resulting from the Butcher and Teepol acquisitions, partially offset by $1.0 million of reduced spending due to a continued focus on cost management. Research and development expenses dropped from 3.6% of net sales for fiscal year 2000 to 3.4% of net sales for fiscal year 2001.

Interest Expense, Net. Net interest expense increased by $7.0 million, or 61.9%, to $18.3 million for fiscal year 2001 from $11.3 million for the prior fiscal year. The increase resulted primarily from additional debt incurred in connection with the Butcher and Teepol acquisitions.

Other Income/Expense. Other income/expense declined by $14.6 million, or 84.6%, to $2.6 million of income for fiscal year 2001 from $17.2 million of income for fiscal year 2000. This decline was due primarily to lower one-time gains on divestitures in fiscal year 2001. In fiscal year 2000, we realized a $15.2 million one-time, pre-tax gain on the divestiture of PCO Canada and a $6.0 million one-time, pre-tax gain on the sale of unutilized property in Japan. These gains were partially offset by other net expenses of $4.0 million incurred in fiscal year 2000 largely in connection with our separation from S.C. Johnson & Son in November 1999. In addition, in fiscal year 2001, we realized a one-time, pre-tax gain of $3.0 million related to the sale of our interest in the Acurid joint venture.

Provision for Income Taxes. Our effective tax rate was 33.5% for fiscal year 2001 compared to 36.7% for fiscal year 2000. The lower effective tax rate is attributable primarily to lower sustainable foreign tax rates.

Net Income. Net income declined by $17.1 million, or 34.4%, to $32.6 million for fiscal year 2001 from $49.7 million for fiscal year 2000. The decline in net income resulted primarily from one-time gains in fiscal year 2000 of $15.2 million from the divestiture of PCO Canada and of $6.0 million from the sale of unutilized property in Japan discussed above. Excluding the after-tax impact of one-time divestitures and property sales from both fiscal years, net income declined $5.7 million, or 15.7%, to $30.6 million for fiscal year 2001 from $36.3 million for fiscal year 2000. That decline was attributable to a $7.0 million increase in net interest expense for fiscal year 2001 as a result of the additional debt incurred in connection with the Butcher and Teepol acquisitions.

EBITDA. EBITDA declined by $6.5 million, or 5.2%, to $117.4 million for fiscal year 2001 from $123.9 million for fiscal year 2000. The decline in EBITDA for fiscal year 2001 resulted primarily from a $14.6 million decline in other income, a $21.5 million increase in sales force expenses and an $11.7 million increase in spending on strategic initiatives. The decline in EBITDA was offset partially by the increase in net income discussed above. For a discussion of EBITDA and a reconciliation of EBITDA to net income, see “Item 6. Selected Historical Financial Data.”

Liquidity and Capital Resources

Comparison of Fiscal Year Ended January 3, 2003 and Twelve Months Ended December 28, 2001. Cash flows provided by operating activities were $231.0 million for the fiscal year ended January 3, 2003, compared to $126.1 million for the twelve months ended December 28, 2001. The increase in cash from operations of $104.9 million during the fiscal year ended January 3, 2003 was due primarily to the impact of the acquisition of the DiverseyLever business.

Cash flows used in investing activities increased to $1,468.5 million for the fiscal year ended January 3, 2003, compared to $54.0 million for the twelve months ended December 28, 2001. This increase is attributable to the acquisition of the DiverseyLever business.

Cash flows provided by financing activities were $1,360.9 million for the fiscal year ended January 3, 2003, compared to net cash used of $74.4 million for the twelve months ended December 28, 2001. The increase in cash flows provided by financing activities resulted from the borrowings under our senior secured credit facilities and issuance of senior subordinated notes on May 3, 2002 to finance the acquisition of the DiverseyLever business.

Overview. As a result of the acquisition, we have a significant amount of indebtedness. On May 3, 2002, in connection with the acquisition, we issued senior subordinated notes and entered into a $1.2 billion senior secured credit facility. We used the proceeds of the sale of the senior subordinated notes and initial borrowings under the senior secured credit facilities, together with other available funds, to finance the cash portion of the purchase price for the DiverseyLever business and the related fees and expenses and to refinance existing indebtedness. As of January 3, 2003, we had total indebtedness of about $1.596 billion, consisting of $533 million of notes, $873 million of borrowings under the senior secured credit facilities, $122 million in operating lease commitments and $68 million in short-term debt.

We have capacity to borrow additional funds under the senior secured credit facilities, subject to compliance with the financial covenants set forth in the facilities. As of January 3, 2003, we had $32.7 million of indebtedness outstanding under the revolving portion of the senior secured credit facilities and the ability to incur an additional $273.3 million of indebtedness under those revolving facilities, all of which we believe we would have been able to borrow at that time in compliance with the financial covenants set forth in the senior secured credit facilities, the indentures for the senior subordinated notes and the indenture for the senior discount notes of JonhsonDiversey Holdings.

Since March 2001, we have funded a portion of our short-term liquidity needs through the securitization of some of our trade accounts receivable. We and some of our U.S. subsidiaries are parties to an agreement whereby we and each participating subsidiary sell, on a continuous basis, all trade receivables to JWPR Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary formed for the sole purpose of buying and selling receivables. Under the receivables facility, we and some of our subsidiaries, irrevocably and without recourse, transfer all trade receivables to JWPR. JWPR, in turn, sells an undivided interest in these receivables to Falcon Asset Management Corporation for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement) less the applicable reserve. As of January 3, 2003, about $34 million of eligible receivables have been sold under our securitization facility. JWPR’s funding costs under the receivables facility have accrued interest at a weighted average rate of about 1.5% per annum.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” effective June 15, 2003, which requires a company to consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns. We do not believe that the adoption of this interpretation will have a significant impact on our consolidated financial position or results of operations.

Under the terms of the senior secured credit facilities, we must use any future net proceeds from the securitization facility first to pay any outstanding portion of the $39 million aggregate installment of principal due on the term loan portion of the senior secured credit facilities on May 3, 2003, the first anniversary of the closing date, and thereafter to prepay loans outstanding under the senior secured credit facilities. In addition, the net amount of trade receivables at any time outstanding under this and any other securitization facility that we may enter into may not exceed $150 million in the aggregate.

During fiscal year 2002, we repaid $57 million of the principal amount outstanding under the term loan portion of the senior secured credit facilities. As of January 3, 2003, we had the following long-term debt agreements and operating leases with non-cancelable terms in excess of one year, excluding the indebtedness associated with the receivables securitization.

		Payment due within: (dollars in thousands)			Due after 3 Years
	Total	1 Year	2 Years	3 Years
Senior secured credit facilities	$873,053	$57,906	$34,318	$38,249	$742,580
Senior subordinated notes	533,123	—	—	—	533,123
Operating leases	121,662	36,520	26,149	18,692	40,301

Total long-term indebtedness	$1,527,838	$94,426	$60,467	$56,941	$1,316,004

The characteristics of our business do not generally require us to make significant ongoing capital expenditures. We made capital expenditures of about $54 million in the twelve months ended December 28, 2001, and capital expenditures for the fiscal year ended January 3, 2003 were about $112 million.

We may make significant cash expenditures in the next few years in an effort to capitalize on anticipated revenue growth and cost savings opportunities associated with the acquisition of the DiverseyLever business, and to continue and, in some cases, expand on certain DiverseyLever pre-acquisition restructuring initiatives.

In connection with the re-measurement of pension obligations and related plan assets, we have increased our additional minimum pension liability, which reduced our stockholders’ equity by $ 16 million. The adjustment is reflective of current depressed market conditions in the equity markets and the related impact on the fair value of plan assets. We are currently taking actions to mitigate our exposure to further increases in our minimum pension liability, including additional planned pension contributions over the next four years.

We believe that the cash flows from operations that we anticipate as a result of cost savings and operating improvements associated with the acquisition and restructuring initiatives, together with available cash, our available borrowings under the senior secured credit facilities and the proceeds from our securitization facility will be sufficient to meet our liquidity needs for the foreseeable future. There can be no assurance, however, that we will be able to achieve the anticipated cost savings or that our substantial indebtedness will not adversely affect our financial condition.

We do not have any off-balance sheet financing arrangements or contractual obligations other than those disclosed above. All contingent liabilities are disclosed in note 25 to our audited consolidated financial statements.

Financial Covenants under Senior Secured Credit Facilities

Under the terms of the senior secured credit facilities, we are subject to certain financial covenants. The most restrictive covenants under the senior secured credit facilities require us to meet the following targets and ratios:

Maximum Leverage Ratio. We are required to maintain a leverage ratio for each financial covenant period of no more than the maximum ratio specified in the senior secured credit facilities for that financial covenant period. The maximum leverage ratio is the ratio of (1) our consolidated indebtedness (excluding up to $55 million of indebtedness incurred under our securitization facility and indebtedness relating to specified interest rate hedge agreements) as of the last day of a financial covenant period to (2) our consolidated EBITDA, as defined in the senior secured credit facilities, for that same financial covenant period.

The first two financial covenant periods under our senior secured credit facilities began on May 3, 2002, the closing date of the DiverseyLever acquisition, and ended on September 27, 2002 and January 3, 2003. For these financial covenant periods, we were required to maintain a leverage ratio of no more than 5.25 to 1. For the subsequent financial covenant period, which began on May 3, 2002 and ended on March 28, 2003, we were required to maintain a leverage ratio of no more than 5.25 to 1.

Thereafter, the four fiscal quarters preceding the end of each of our fiscal quarters will constitute a financial covenant period. Commencing with the financial covenant period ending June 27, 2003, the senior secured credit facilities require that we maintain a leverage ratio of no more than the ratio set forth below for each of the financial covenant periods ending nearest the corresponding date set forth below:

Maximum Leverage Ratio
June 30, 2003	5.00 to 1
September 30, 2003	4.75 to 1
December 31, 2003	4.25 to 1
March 31, 2004	4.00 to 1
June 30, 2004	3.75 to 1
September 30, 2004	3.50 to 1
December 31, 2004	3.25 to 1
March 31, 2005 to December 31, 2005	2.75 to 1
March 31, 2006 and thereafter	2.50 to 1

Minimum Interest Coverage Ratio. We are required to maintain an interest coverage ratio for each financial covenant period of no less than the minimum ratio specified in the senior secured credit facilities for that financial covenant period. The minimum interest coverage ratio is the ratio of (1) our consolidated EBITDA, as defined in the senior secured credit facilities, for a financial covenant period to (2) our cash interest expense for the same financial covenant period.

Commencing with the financial covenant period ended September 27, 2002, the senior secured credit facilities require that we maintain an interest coverage ratio of no less than the ratio set forth below for each of the financial covenant periods ending nearest the corresponding date set forth below:

Minimum Interest Coverage Ratio
June 30, 2003	2.25 to 1
September 30, 2003	2.25 to 1
December 31, 2003	2.75 to 1
March 31, 2004	2.75 to 1
June 30, 2004	3.00 to 1
September 30, 2004	3.50 to 1
December 31, 2004	3.75 to 1
March 31, 2005 and thereafter	4.50 to 1

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For our financial covenant period that began on May 3, 2002 and ended on January 3, 2003, we were in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the senior secured credit facilities.

Capital Expenditures. The senior secured credit facilities prohibit us from making capital expenditures during any calendar year nearest the corresponding date set forth below in an amount exceeding the following:

Year	Maximum Capital Expenditures (dollars in thousands)
December 31, 2003	$161,200
December 31, 2004	$122,600
December 31, 2005	$107,000
December 31, 2006	$110,000
December 31, 2007	$113,200

Beginning in calendar year 2003, however, we can exceed in a year the maximum capital expenditures limitation set forth above for that year by the amount, if any, by which the limitation set forth above for the previous year exceeded actual capital expenditures made in that previous year.

For calendar year 2002, we made capital expenditures of $112 million. Our maximum capital expenditure limitation for calendar year 2002 was $148 million. Accordingly, we were in compliance with the limitation on capital expenditures for calendar year 2002.

Senior Discount Notes of JohnsonDiversey Holdings

In connection with the acquisition of the DiverseyLever business, our parent, JohnsonDiversey Holdings, issued senior discount notes with a principal amount at issuance of about $241 million to Unilever. In addition, Unilever received a one-third equity interest in JohnsonDiversey Holdings. Under the indenture for the JohnsonDiversey Holdings senior discount notes, the principal amount of the senior discount notes will accrete at a rate of 10.670017063% per annum and through May 15, 2007. After May 15, 2007, interest will accrue on the accreted value of the senior discount notes at this rate, but will be payable in cash semiannually in arrears to the extent that we can distribute to JohnsonDiversey Holdings the cash necessary to make the payments in accordance with the restrictions contained in the indentures for our senior subordinated notes and senior secured credit facilities. The failure by JohnsonDiversey Holdings to make all or any portion of a semiannual interest payment on the senior discount notes will not constitute an event of default under the indenture for the senior discount notes if that failure results from our inability to distribute the cash necessary to make that payment in accordance with these restrictions. Instead, interest will continue to accrue on any unpaid interest at a rate of 10.670017063% per annum, and the unpaid interest will be payable on the next interest payment date on which we are able to distribute to JohnsonDiversey Holdings the cash necessary to make the payment in accordance with the provisions contained in the indentures for the senior subordinated notes and the senior secured credit facilities. JohnsonDiversey Holdings has no income from operations and no meaningful assets. JohnsonDiversey Holdings receives all of its income from us and substantially all of its assets consist of its investment in us. The senior discount notes mature on May 15, 2013.

Post-Closing Adjustments to Acquisition Consideration

The consideration for the DiverseyLever business paid by us to Unilever at the closing of the acquisition is subject to several adjustments based upon the net debt and working capital of the parties and pension matters. Some of the adjustments to the purchase price for the DiverseyLever business and the subscription price Unilever paid for its one-third equity interest in JohnsonDiversey Holdings are paid upon finalization of the adjustments while other adjustments will be paid at the time Unilever ceases to own its equity interest in JohnsonDiversey Holdings. In fiscal year 2002, specified adjustments were finalized with Unilever and were paid to Unilever as adjustments to the purchase price. See note 4 to our audited consolidated financial statements and “Item 13. Certain Relationships and Related Transactions—Relationships with Unilever—Stockholders’ Agreement” included elsewhere in this annual report.

Under the acquisition agreement, because our pre-acquisition debt balance exceeded our cash balance at the closing date of the acquisition, we are required to pay to Unilever about $11.7 million, representing a reduction to Unilever’s subscription price for its JohnsonDiversey Holdings equity interest. This amount will be paid by us at the time Unilever ceases to own its equity interest in JohnsonDiversey Holdings. The amount was recorded in our audited consolidated financial statements for fiscal year 2002 as an increase to purchase price. Also, based on a preliminary determination of a working capital adjustment to the subscription price, we anticipate that Unilever will be required to pay to us about $36.5 million, representing an adjustment to the subscription price for Unilever’s equity interest in JohnsonDiversey Holdings. Unilever would be required to pay this adjustment to the subscription price, together with interest from and including the closing date, to us at the time Unilever ceases to hold its equity interest in JohnsonDiversey Holdings.

In addition, based on a preliminary determination of the transferred pension assets and liabilities relating to specified plans we assumed in the acquisition, we anticipate that Unilever will be required to pay to us an aggregate of about $108.0 million, representing an adjustment to the purchase price for the DiverseyLever business. This adjustment is preliminary and is expected to be finalized and agreed to with Unilever by December 2003. The majority of this adjustment is to be paid by Unilever over a two-year period following the acquisition, with the remainder to be paid, together with interest from and including the closing date, at the time Unilever ceases to hold its equity interest in JohnsonDiversey Holdings. In fiscal year 2002, we received about $43.6 million, including interest of $485,000, representing a portion of Unilever’s payment of the transferred pension adjustment. The purchase price of the DiverseyLever business is also subject to adjustment relating to pension expenses of DiverseyLever’s employee benefit plans for the fiscal year ended June 29, 2001. This adjustment has not been finalized and agreed to with Unilever, however, based on a preliminary calculation, we have determined that we will be required to make a payment to Unilever of about $2.6 million.

For further discussion of the post-closing adjustments to the acquisition consideration, see note 4 to our audited consolidated financial statements included elsewhere in this annual report.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a result of our acquisition of the DiverseyLever business, we have a significant amount of indebtedness. On May 3, 2002, in connection with the acquisition, we issued senior subordinated notes and entered into $1.2 billion senior secured credit facilities. Market risk exposure as it relates to interest and currency rates, as discussed below, has changed materially when compared to the previous year.

Interest Rate Risk

As of January 3, 2003, we had about $1,596 million of debt outstanding under all our credit facilities. After giving effect to the interest rate swap transactions that we have entered into with respect to some of the borrowings under our credit facilities, $519 million of the $1,528 million of long-term debt remained subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. At the above level of borrowings at variable rates and assuming a  1/8% per annum increase or decrease in the weighted average interest rate under these borrowings, we estimate that our interest expense for fiscal year 2002 would have changed by $648,000. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of the overall economic activity that could exist in such an environment.

Foreign Currency Risk

We conduct our business in various regions of the world and export and import products to and from many countries. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect product prices and operating costs. We engage in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We do not engage in hedging for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

Based on our overall foreign exchange exposure, we estimate that a 10% change in the exchange rates would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.

Related Party Transactions

Until 1999, we were part of S.C. Johnson & Son. In connection with our spin-off from S.C. Johnson & Son in 1999, we entered into a number of agreements relating to the separation and our ongoing relationship with S.C. Johnson & Son after the spin-off. A number of these agreements relate to our ordinary course of business, while others pertain to our historical relationship with S.C. Johnson & Son and our former status as a wholly owned subsidiary of S.C. Johnson & Son.

We are also party to various agreements with Unilever entered into in connection with the acquisition of the DiverseyLever business. All of the agreements with Unilever were negotiated before Unilever acquired its equity interest in our parent, JohnsonDiversey Holdings, and the senior discount notes of JohnsonDiversey Holdings. These agreements with Unilever are on arms-length terms.

For further discussion of the related party transactions, see note 22 to our audited consolidated financial statements and “Item 13. Certain Relationships and Related Transactions”, included elsewhere in this annual report.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Consolidated Financial Statements beginning on page F-1.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 24, 2002, we dismissed Arthur Andersen LLP and appointed Ernst & Young LLP as our independent public accountants. The decision to change our independent public accountants was recommended by our senior management and approved by our board of directors. As a result of this action, Ernst & Young audited our financial statements for our fiscal year ended January 3, 2003.

During our two most recent fiscal years, which ended June 30, 2000 and June 29, 2001, the fiscal six months ended December 28, 2001 and the subsequent interim period through June 24, 2002, there were no disagreements between us and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within our two most recent fiscal years, the fiscal six months ended December 28, 2001 and the subsequent interim period through June 24, 2002. The audit report of Arthur Andersen on our consolidated financial statements as of and for the fiscal years ended June 30, 2000 and June 29, 2001 and as of and for the fiscal six months ended December 28, 2001, a copy of which is included elsewhere in this report, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. Subsequent to the issuance of that audit report by Arthur Anderson, we modified some of the notes to the consolidated financial statements covered by that report. Arthur Anderson has ceased operations and did not reissue its audit report for these subsequent changes. Ernst & Young performed audit procedures with respect to the revised disclosures of the related party transactions in note 22 to the consolidated financial statements for the periods covered by Arthur Anderson’s report.

During our two fiscal years ended June 29, 2001 and the subsequent interim period through June 24, 2002, we did not consult with Ernst & Young regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of our directors and executive officers, their ages as of February 28, 2003, and their positions and offices:

Name	Age	Position
S. Curtis Johnson III	47	Director and Chairman
Gregory E. Lawton	52	Director, President and Chief Executive Officer
Michael J. Bailey	50	Executive Vice President and Chief Financial Officer
JoAnne Brandes	49	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Sue Leboza	48	Vice President and Chief Information Officer
Timothy Ransome(1)	53	Senior Vice President—Human Resources
Clive A. Newman	39	Vice President and Corporate Controller
Sanjib Choudhuri(1)	55	Vice President—Global Strategy Development
David S. Andersen	42	Vice President—Global Enterprise Development
Gregory F. Clark	49	Senior Vice President—Global Product Portfolio and Innovation
Roberto G. A. Sidoli	50	Senior Vice President—Global Supply Chain
Candan Karabagli J. Gary Raley	42 54	Senior Vice President—Global Strategic Sectors President—Johnson Polymer
Jean-Max Teissier	57	Regional President—Latin America
Morio Nishikawa	58	Regional President—Japan
Venkatesh Kasturirangan(2)	55	Regional President—North America
Graeme D. Armstrong	40	Regional President—Europe
Paul A. Mathias	58	Regional President—Asia Pacific
Todd C. Brown	53	Director
Irene M. Esteves	44	Director
Robert M. Howe	58	Director
Helen P. Johnson-Leipold	46	Director
Clifton D. Louis	47	Director
Neal R. Nottleson	65	Director
Reto Wittwer	54	Director

(1)	Messrs. Ransome and Choudhuri are employed by Unilever. Under the acquisition agreement with Unilever, they have been loaned to work for us until December 2003. Their terms of service with us may be extended by us and the respective employee to December 2004.

(2)	Mr. Kasturirangan has resigned as Regional President—North America, effective March 31, 2003. Thomas Gartland, who leads our health and hospitality group in North America, will serve as interim President of the North America region until a successor is appointed.

S. Curtis Johnson III has been Chairman since February 1996. He also has been Chairman of Commercial Markets Holdco since December 8, 1999. Mr. Johnson joined S.C. Johnson & Son in 1983 and became a general partner of Wind Point Partners, L.C., a $126 million venture capital partnership which he co-founded and in which S.C. Johnson & Son was a major limited partner. He also served as Vice President—Global Business Development of S.C. Johnson & Son from October 1994 to February 1996. Since joining S.C. Johnson & Son in August 1983, Mr. Johnson has served in several other offices, including Vice President and Managing Director of Mexican Johnson, a subsidiary of S.C. Johnson & Son, and Director—Worldwide Business Development. Mr. Johnson earned a Bachelor of Arts degree in Economics from Cornell University in 1977 and a Master of Business Administration in Marketing/Finance from Northwestern University in 1983. Mr. Johnson also serves as a director of Cargill, Incorporated. He is a descendant of Samuel Curtis Johnson and the brother of Helen Johnson-Leipold, another director of our company.

Gregory E. Lawton has been a director and President and Chief Executive Officer since September 2000. Mr. Lawton has also served as a director of Commercial Markets Holdco since April 12, 2000. He joined us as President and Chief Operating Officer in December 1998 and was Chief Operating Officer until August 2000. Prior to joining us, Mr. Lawton was President of NuTone, Inc., a supplier of residential ventilation products and electronics located in Cincinnati, Ohio, from August 1994 to December 1998. From 1972 to August 1994, Mr. Lawton served in various offices at The Procter & Gamble Company, most recently as Vice President and General Manager of its consumer business within its paper division from 1989 until 1994. Mr. Lawton earned a Bachelor of Arts degree in Government from St. Lawrence University. Mr. Lawton also serves as a director of Johnson Outdoors, Inc., our affiliate and a marketer of outdoor recreational products, and General Cable Corporation, a manufacturer and distributor of wire and cable products for the communications, energy and specialty markets.

Michael J. Bailey has served as Executive Vice President since March 21, 2003 and as Chief Financial Officer since October 1999. He has also been the Senior Vice President and Chief Financial Officer of Commercial Markets Holdco since December 8, 1999. From October 1999 until March 20, 2003, Mr. Bailey also served as Senior Vice President. Before joining us, Mr. Bailey served as Senior Vice President, Finance and Administration and Chief Financial Officer for Standard Motor Products, Inc., a large manufacturer and distributor of a wide range of automotive replacement parts from June 1993 to September 1999. Mr. Bailey has held numerous financial leadership and business development positions for domestic and international companies, including Instituto Finanziazio Industriale S.P.A. and Ford Motor Company. Mr. Bailey earned a Bachelor of Business Administration from Western Michigan University in 1974 and a Master of Business Administration from the University of Michigan—Ann Arbor in 1976.

JoAnne Brandes has served as Executive Vice President since March 21, 2003, as General Counsel and Secretary since October 1997 and as Chief Administrative Officer since January 2002. Ms. Brandes also served as Senior Vice President from October 1997 until March 20, 2003. From October 1996 until October 1997, she was Vice President and General Counsel. She has also been the Senior Vice President and General Counsel of Commercial Markets Holdco since December 8, 1999. Ms. Brandes joined S.C. Johnson & Son in 1981. Prior to joining S.C. Johnson & Son, Ms. Brandes was in the private practice of law in Milwaukee, Wisconsin. Ms. Brandes earned a Bachelor degree from the University of Wisconsin—Eau Claire and a juris doctor degree from Willamette University College of Law, Salem, Oregon. Ms. Brandes also serves as a member of the boards of directors of Alternative Resources Corporation, Bright Horizons Family Solutions, Inc., Capital H, Inc. and Johnson Family Funds, Inc. She also is a Regent of the University of Wisconsin System.

Sue Leboza has been Vice President and Chief Information Officer since August 2000. Prior to that, Ms. Leboza was a Vice President of Baxter International, Inc., a supplier of medical products. She held that position from October 1996 until February 2000.

Timothy Ransome has been loaned to us from Unilever as Senior Vice President—Human Resources since the closing of the acquisition of the DiverseyLever business in May 2002. From July 1996 until May 2002, he served as Senior Vice President—Human Resources for DiverseyLever. Mr. Ransome joined Unilever in 1973 after previous experience in the British civil service and the construction industry. Within Unilever his early experience was in industrial relations in the chemical, packaging and food industries, all based in the United Kingdom. In 1983, he became head of human resources for Unilever’s food business in the United Kingdom before moving to Unilever’s headquarters in London in 1985 to take responsibility for Unilever’s management compensation and development functions in the United Kingdom. In 1991, he became Vice President of Human Resources for the worldwide business of Elizabeth Arden based in New York.

Clive A. Newman joined us as Vice President and Corporate Controller upon the closing of the acquisition of the DiverseyLever business in May 2002. From May 2001 until May 2002, he was Controller and Vice President—Finance Europe of DiverseyLever. Prior to that, Mr. Newman was Finance Manager—Beverages of Unilever from 2000 until April 2001, Regional Finance Director of DiverseyLever from 1996 until 2000 and Chief Accountant and Corporate Secretary, UK of Lever Industrial from 1994 until 1996.

Sanjib Choudhuri has been loaned to us from Unilever as Senior Vice President—Global Strategy Development since the closing of the acquisition of the DiverseyLever business in May 2002 and is expected to continue with us in his capacity on a permanent basis. Prior to the acquisition of the DiverseyLever business, Mr. Choudhuri served as Vice President—Knowledge Management and Regional Vice President, Asia Pacific of DiverseyLever from April 1996 until May 2002. Mr. Choudhuri’s involvement with the industry started in April 1984 when he joined The Molson Companies Ltd., the predecessor to DiverseyLever, and was responsible for corporate and business unit development. He transferred to DiverseyLever in 1991 with responsibility for global business and technology development. Prior to his experience at The Molson Companies, Mr. Choudhuri served as a consultant with McKinsey and in brand management with Procter & Gamble, both in Canada.

David S. Andersen has been our Vice President—Global Enterprise Development since May 2002. He was our Vice President—eSolutions from October 2000 until May 2002. He served as Vice President—Global Enterprise Development Group from July 1999 until October 2000, as Vice President Business-Development from March 1998 to July 1999, as Managing Director of Total Solutions Inc. of our North American operations from March 1996 until March 1998, and as Director of Global Mergers and Acquisitions from December 1994 until March 1996. Mr. Andersen also served as Corporate Acquisition’s Director of S.C. Johnson & Son from October 1992 until December 1994. Mr. Andersen joined S.C. Johnson & Son in March 1991 as Business Development Manager. Mr. Andersen earned a Bachelor degree from Brown University and a Master of Business Administration from Harvard University.

Gregory F. Clark has been our Senior Vice President—Global Product Portfolio and Innovation since May 2002. He was our Vice President—Global Manufacturing and Sourcing from May 1999 until May 2002. Mr. Clark joined S.C. Johnson & Son in 1978 and has served in a variety of manufacturing, operations and financial positions domestically and internationally with both us and S.C. Johnson & Son. Mr. Clark earned a Bachelor degree in Chemical Engineering from Purdue University and a Master of Business Administration from the University of Chicago.

Roberto G. A. Sidoli joined us as Senior Vice President—Global Supply Chain upon the closing of the acquisition of the DiverseyLever business in May 2002. Prior to that, he was Senior Vice President—Supply Chain of DiverseyLever since August 1999. Dr. Sidoli joined Unilever Research in 1977, working as a research scientist in the gum health program. He then held a number of development roles in the Philippines, United Kingdom and Indonesia before returning to the United Kingdom as Factory Manager in Unilever’s Personal Care business. He also held supply chain positions in France and Italy before joining DiverseyLever, including Supply Chain Director of Unilever Home Personal Care Europe from August 1996 until August 1999. Dr. Sidoli earned a Bachelor of Science degree and Ph.D. in Chemistry from Liverpool University.

Candan Karabagli joined us as Senior Vice President—Global Strategic Sectors upon the closing of the acquisition of the DiverseyLever business in May 2002. Prior to that, she was Senior Vice President—Strategic Sectors of DiverseyLever since September 2000. Ms. Karabagli was also Vice President—Customer Management Excellence from January 2000 until September 2000, Vice President—Global Business Development, Institutional and Laundry from April 1999 until January 2000 and Managing Director of DiverseyLever Turkey from June 1995 until April 1999. Ms. Karabagli joined Lever Brothers, Turkey in 1987 and led the customer management automation project for Lever, Elida and Lever Industrial International. Ms. Karabagli received a Bachelor of Science degree in Industrial Engineering from The Middle East Technical University and also a Master degree in Management Information Systems from the University of Arizona.

J. Gary Raley has been President and Chief Operating Officer of Johnson Polymer since May 2002. Prior to joining Johnson Polymer, he was President of Johnson Wax Professional, North America from April 2000 until May 2002, and Senior Vice President, Global Sales and Marketing from June 1998 until April 2000.

Jean-Max Teissier joined us as Regional President—Latin America upon the closing of the acquisition of the DiverseyLever business in May 2002. Prior to that, he was Regional Vice President of Latin America of

DiverseyLever since January 1999. He joined Unilever (United Africa Company) in 1969 in the Ivory Coast. Thereafter, he was transferred to Senegal to serve in his first general management role. After a six year tenure in Cameroon, he assumed a regional role for the Unilever business in the Middle East and was based in London. Mr. Teissier was appointed Chairman of the United Africa Company in Ivory Coast in 1987. Thereafter, he took a management position in France and was responsible for running businesses in Francophone, Africa. In 1993, he joined Lever Industrial as Manager Director (France) and served in that position until December 1998.

Morio Nishikawa has been Regional President—Japan since September 1997. He has also been President and Chief Executive Officer of JohnsonDiversey Co., Ltd. (Japan) (formerly Johnson Professional Co. Ltd. (Japan)) since January 1998. Mr. Nishikawa joined S.C. Johnson & Son in 1968 and has held numerous positions, including Chief Executive Officer of Johnson Professional Co., Ltd., Marketing Manager of the Consumer Business and Household Products, our Director of Consumer Products Marketing and Sales Development and Senior Managing Director. Mr. Nishikawa earned a Bachelor of Arts degree in Economics from Kokugakuin University and has completed advanced management programs at Nomura Management School and Harvard University.

Venkatesh Kasturirangan joined us as Regional President—North America upon the closing of the acquisition of the DiverseyLever business in May 2002. Prior to that, he was President—North America of DiverseyLever since July 2000. From July 1998 until June 2000, Mr. Kasturirangan served as Executive Vice President and Chief Operating Officer (Personal Wash, Skin and Oral Care) for Unilever Home and Personal Care. Prior to that, he was the Chairman and Chief Executive Officer of Unilever Philippines from July 1995 until June 1998. Mr. Kasturirangan joined Unilever over 30 years ago after having worked for Warner Lambert in India and held various other sales, marketing and management positions with Unilever, including Director, Unilever India (HLL) where he was in charge of Personal Products and Director Ponds (India).

Graeme D. Armstrong joined us as Regional President—Europe upon the closing of the acquisition of the DiverseyLever business in May 2002. Prior to that, he was Senior Vice President of Portfolio and Innovation of DiverseyLever since 2000 and was responsible for the global DiverseyLever product range and product development and marketing functions. Mr. Armstrong joined Unilever in 1986, working in the Consumer Detergents Division on research on detergent enzymes. Thereafter, he ran detergents development projects in Brazil, South Africa and Indonesia. Mr. Armstrong returned to England in 1992 and served as Section Manager for the cleaning technologies of DiverseyLever and then as Deputy Division Manager for exploratory research. In 1994, he joined Lever Industrial International as Vice President of Technology and became a member of the Lever Industrial International Board. From 1995 until 1996, Mr. Armstrong served as Vice President of Research and Development of Lever Industrial International. He became Senior Vice President of Research and Development for DiverseyLever after Unilever acquired DiverseyLever from The Molson Companies Ltd. in 1996 and held that position until 2000.

Paul A. Mathias has been Regional President—Asia Pacific since April 2000. Prior to that, Mr. Mathias was Group Managing Director—Indochina of S.C. Johnson & Son from July 1992 until April 2000. Mr. Mathias joined S.C. Johnson & Son in 1972.

Todd C. Brown has been a director since April 2001. Mr. Brown has also been a director of Commercial Markets Holdco since April 3, 2000 and of JohnsonDiversey Holdings since May 3, 2002. Mr. Brown is Executive Vice President of Kraft Foods, Inc. and President of its e-Commerce Division. He has held these positions since January 2001. Mr. Brown has held various positions at Kraft Foods, Inc. since 1985, most recently President of Kraft Foodservices Division from April 1998 until December 2000, General Manager of Beverages and Desserts Division from October 1997 until March 1998 and General Manager of Desserts Division from August 1996 until October 1997. Mr. Brown is also a director of ADVO Inc., a targeted direct mail marketing services company.

Irene M. Esteves has been a director since June 1998. Ms. Esteves has also been a director of Commercial Markets Holdco since April 3, 2000 and of JohnsonDiversey Holdings since May 3, 2002. She is currently the Chief Financial Officer of Putnam Investment Trust, an asset management firm and the fifth largest mutual fund manager in the United States. Before joining Putnam in 1997, Ms. Esteves was with Miller Brewing Company for two years, first as the Corporate Controller & Director of International Finance, then Vice President— International Finance and Corporate Strategy. Prior to this, she spent thirteen years with S.C. Johnson & Son in various finance and business development roles, last serving as Controller—North America Home Care.

Robert M. Howe has been a director since April 1996. He has also been a director of Commercial Markets Holdco since April 12, 2000 and of JohnsonDiversey Holdings since May 3, 2002. Since February 2003, Mr. Howe has been the Chairman of Montgomery Goodwin Investments, LLC. Prior to that, Mr. Howe was the Chairman of Scient, Inc., a provider of integrated e-Business strategy and technology services, from April 2000 to September 2002 and previously served as its Chief Executive Officer. Mr. Howe also was General Manager of Global Financial Services at International Business Machines Corporation from 1997 until February 1998. He is a member of the board of directors of the Development Bank of Singapore. Mr. Howe earned a Bachelor in Business Administration degree from Southern Methodist University and a Master of Business Administration from Harvard University.

Helen Johnson-Leipold has been a director since December 1999. Ms. Johnson-Leipold has also been a director of Commercial Markets Holdco since April 12, 2000 and of JohnsonDiversey Holdings since May 3, 2002. Ms. Leipold is the Chairman and Chief Executive Officer of Johnson Outdoors, Inc., a manufacturer and marketer of outdoor recreational equipment, since 1999. From 1998 until 1999, she served as Vice President— Worldwide Consumer Products and from 1997 until 1998, she served as the Vice President—North America Personal Care and Home Care of S.C. Johnson & Son. Prior to that, Ms. Johnson-Leipold was the Executive Vice President—North America Businesses of Johnson Outdoors, Inc. from 1995 until 1997 and the Vice President—Consumer Marketing Services Worldwide of S.C. Johnson & Son from 1992 until 1995. Ms. Johnson-Leipold is a descendant of Samuel Curtis Johnson and the sister of S. Curtis Johnson III, the Chairman of our company.

Clifton D. Louis has been a director since December 1999. Mr. Louis has also been a director of Commercial Markets Holdco since March 1, 1999 and of JohnsonDiversey Holdings since May 3, 2002. Mr. Louis is the owner of The Vineyard, Inc., a retail wine store, and has been its President and Chief Executive Officer since 1985. Mr. Louis is a descendant of Samuel Curtis Johnson.

Neal R. Nottleson has been a director since September 1999. Mr. Nottleson has also been a director of Commercial Markets Holdco since March 1, 1999 and of JohnsonDiversey Holdings since May 3, 2002. Mr. Nottleson retired in 1999. Prior to his retirement, he was the Vice Chairman of S.C. Johnson & Son from October 1996 until June 30, 1999. As Vice Chairman, Mr. Nottleson directed the finance, legal, environmental, public affairs, information technology and strategic planning departments at S.C. Johnson & Son.

Reto Wittwer has been a Director since July 2002. Mr. Wittwer has also been a director of JohnsonDiversey Holdings since July 2002. Mr. Wittwer is the President and Chief Executive Officer of Kempinski Hotel Group. Mr. Wittwer joined Kempinski Hotel Group in 1995 following three years as President and Chief Executive Officer of CIGA Hotels. Prior to that, he served in various positions with Swisshotel Group, including General Manager/Vice President Far East Asia, Senior Vice President for Operations and most recently as President and Chief Executive Officer.

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation earned during our last three fiscal years by our Chief Executive Officer and our four other most highly compensated executive officers. The officers listed in the following table are referred to as the named executive officers.

Summary Compensation Table Data

						Long-Term Compensation
		Annual Compensation				Awards				Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Restricted Stock Awards ($)(1)		Securities Underlying Options (#)		LTIP Payouts ($)	All Other Compensation ($)
Gregory E. Lawton	2002	820,462	1,559,812	112,106	(2)	—		—		—	193,970	(3)
President and Chief	2001	725,000	1,077,032	168,174	(4)	102,446	(5)	9,300	(6)	—	90,286	(7)
Executive Officer	2000	653,846	895,838	91,874	(8)	1,472,093	(9)	1,695	(10)	—	58,214	(11)

S. Curtis Johnson	2002	610,962	1,016,644	96,884	(12)	—		—		—	28,774	(13)
Chairman	2001	540,000	668,590	100,177	(14)	76,460	(5)	9,300	(6)	—	37,794	(15)
	2000	500,769	639,401	88,949	(16)	—		27,000	(10)	—	48,657	(17)

Michael J. Bailey	2002	384,500	491,796	25,100	(18)	—		—		—	34,641	(19)
Executive Vice President	2001	330,000	348,821	18,841	(20)	1,100,373	(21)	2,514	(6)	—	32,190	(22)
and Chief Financial Officer	2000	303,461	264,047	99,032	(23)	34,819	(24)	305	(10)	—	20,589	(25)

JoAnne Brandes	2002	384,500	503,516	38,481	(26)	—		—		—	101,586	(27)
Executive Vice President,	2001	330,000	364,922	39,288	(28)	1,117,651	(29)	2,514	(6)	—	32,517	(30)
Chief Administrative Officer, General Counsel and Secretary	2000	303,461	300,465	38,814	(31)	34,819	(24)	305	(10)	—	34,833	(32)

Morio Nishikawa	2002	274,826	206,037	198,340	(33)	—		—		—	68,957	(34)
Regional President—Japan	2001	272,873	230,693	106,234	(35)	39,182	(5)	634	(6)	—	2,534	(36)
	2000	295,252	189,152	139,715	(37)	24,202	(24)	212	(10)	—	10,465	(38)

Footnotes to Executive Compensation Table

1.	Represents restricted shares of class C common stock of Commercial Markets Holdco.

2.	Consists of $19,170 of personal spending allowance, $4,200 of personal travel allowance, and $88,736 reimbursement of company loan interest expense.

3.	Consists of a $131,016 of loan forgiveness of 50% of the principal balance of a company loan due plus a 45% gross-up, $1,480 interest paid on deferred compensation account, $29,432 as dividend equivalents on unvested restricted stock, $400 contribution to a retiree medical savings account, $9,834 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $21,808 of deferrable profit sharing in excess of deferral limits paid in cash.

4.	Consists of $4,730 of personal spending allowance, $1,400 of personal travel allowance, $73,210 of country club membership and expenses, $98 for the personal use of company aircraft, and $88,736 reimbursement of company loan interest expense.

5.	All shares granted at $136.05 per share and will vest 100% in October 2005.

6.	All options awarded with an exercise price of $136.05 and will vest 100% four years after the date of grant, or October 2005.

7.	Consists of $45,957 as dividend equivalents on unvested restricted stock, $12,537 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $31,792 of deferrable profit sharing in excess of deferral limits paid in cash.

8.	Consists of $7,400 of personal spending allowance, $39,404 of country club membership and expenses, $1,400 for personal use of company resort, $1,451 for the personal use of company aircraft, and $42,219 reimbursement of company loan interest expense.

9.	All shares granted at $114.16 per share. 1,695 shares will vest 100% in October 2004. 11,200 shares will vest in October 2010, but may be accelerated at various times depending on company performance.

10.	All options awarded with an exercise price of $114.16 and will vest 100% four years after the date of grant, or October 2004.

11.	Consists of $18,033 as dividend equivalents on unvested restricted stock, $12,357 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $27,824 of deferrable profit sharing in excess of deferral limits paid in cash.

12.	Consists of $96,884 for the personal use of company aircraft.

13.	Consists of $976 as dividend equivalents on unvested restricted stock, $400 contribution to a retiree medical saving account, $13,026 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $14,372 of deferrable profit sharing in excess of deferral limits paid in cash.

14.	Consists of $7,000 of personal spending allowance, and $93,177 for the personal use of company aircraft.

15.	Consists of $388 as dividend equivalents on unvested restricted stock, $400 contribution to a retiree medical saving account, $15,768 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $21,238 of deferrable profit sharing in excess of deferral limits paid in cash.

16.	Consists of $7,000 of personal spending allowance, and $81,949 for the personal use of company aircraft.

17.	Consists of $303 as interest paid on deferred compensation account, $4,030 of deferred dividend equivalents on unvested restricted stock, $8,377 of appreciation value on incentive certificates, $400 contribution to a retiree medical savings account, $15,761 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $19,786 of deferrable profit sharing in excess of deferral limits paid in cash.

18.	Consists of $10,199 of personal spending allowance, and $14,901 reimbursement of company loan interest expense.

19.	Consists of $15,125 as dividend equivalents on unvested restricted stock, $400 contribution to a retiree medical saving account, $13,026 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $6,090 of deferrable profit sharing in excess of deferral limits paid in cash.

20.	Consists of $3,500 of personal spending allowance, $440 for personal use of company resort, and $14,901 reimbursement of company loan interest expense.

21.	All shares granted at $136.05 per share. 213 shares will vest 100% in October 2005. 7,875 shares will vest in October 2011, but may be accelerated at various times depending on company performance.

22.	Consists of $7,301 as dividend equivalents on unvested restricted stock, $400 contribution to a retiree medical savings account, $15,768 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $8,721 deferrable profit sharing in excess of deferral limits paid in cash.

23.	Consists of $5,000 of personal spending allowance, $87,501 of personal moving allowance and expenses, and $6,531 reimbursement of company loan interest expense.

24.	All shares granted at $114.16 per share and vest 100% in October 2004.

25.	Consists of $1,027 as dividend equivalents on unvested restricted stock, $400 contribution to a retiree medical savings account, $15,761 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $3,401 deferrable profit sharing in excess of deferral limits paid in cash.

26.	Consists of $6,581 of personal travel allowance, $10,000 of personal spending allowance, and $21,900 reimbursement of company loan interest expense.

27.	Consists of a $67,096 of loan forgiveness of 50% of the principal balance of a company loan due plus a 45% gross-up, $16,006 as dividend equivalents on unvested restricted stock, $400 contribution to a retiree medical saving account, $11,994 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $6,090 of deferrable profit sharing in excess of deferral limits paid in cash.

28.	Consists of $1,848 of personal spending allowance, $2,800 of personal travel allowance, $12,740 of dividend make-up bonus, and $21,900 reimbursement of company loan interest expense.

29.	All shares granted at $136.05 per share. 340 shares will vest 100% in October 2005. 7,875 shares will vest in October, 2011, but may be accelerated at various times depending on company performance.

30.	Consists of $8,625 as dividend equivalents on unvested restricted stock, $400 contribution to a retiree medical savings account, $14,771 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $8,721 deferrable profit sharing in excess of deferral limits paid in cash.

31.	Consists of $6,563 of personal spending allowance, $18,721 of dividend make-up bonus, and $13,530 reimbursement of company loan interest expense.

32.	Consists of $12,782 as dividend equivalents on unvested restricted stock, $400 contribution to a retiree medical savings account, $14,811 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $6,840 deferrable profit sharing in excess of deferral limits paid in cash.

33.	Consists of $128,921 of personal housing allowance, $24,457 of personal use of company car, $28,297 of dividend make-up bonus, and $16,665 reimbursement of company loan interest expense.

34.	Consists of a $67,096 of loan forgiveness of 50% of the principal balance of a company loan due plus a 45% gross-up and $1,861 as dividend equivalents on unvested restricted stock.

35.	Consists of $38,639 of personal housing allowance, $23,629 of personal use of company car, $27,301 of dividend make-up bonus, and $16,665 reimbursement of company loan interest expense.

36.	Consists of $2,534 as dividend equivalents on unvested restricted stock.

37.	Consists of $78,876 of personal housing allowance, $26,571 of personal use of company car, $23,421 of dividend make-up bonus, and $10,847 reimbursement of company loan interest expense.

38.	Consists of $8,690 of appreciation value on incentive certificates and $1,775 as dividend equivalents on unvested restricted stock.

Option/SAR Grants in Last Fiscal Year

No stock options or SAR’s were granted to the named executive officers during our fiscal year 2002.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

The following table summarizes pertinent information concerning the exercise of stock options to purchase class C common stock of Commercial Markets Holdco during our fiscal year 2002 by each of the named executive officers and the fiscal year-end value of unexercised options.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at End of 2002 Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options at End of 2002 (1) Exercisable/ Unexercisable
Gregory E. Lawton	820	$19,926	0/12,596	0/$38,880
S. Curtis Johnson III	—	—	0/61,716	0/$617,609
Michael J. Bailey	—	—	0/3,144	0/$7,898
JoAnne Brandes	—	—	280/3,236	6,804/$10,133
Morio Nishikawa	—	—	280/1,129	6,804/$6,877

(1)	At December 31, 2002, an estimated market value of $106.93 per share of class C common stock was used to determine the value of the in-the-money options.

Pension Plan

Employees who have completed at least one year of service with us with more than 1,000 hours of service and who work a regular schedule of at least 20 hours a week are eligible to participate in our “cash balance” retirement plan. Each participant has an account balance which represents his or her benefit under the retirement plan. Under the retirement plan, we make annual credits to a participant’s cash balance account in an amount equal to 5% of the participant’s eligible compensation up to the Social Security wage base and 10% in excess thereof and an investment credit each plan year. The investment credit is based on the value of the participant’s cash balance account as of December 31 of the prior year and 75% of the rate of return earned by the pension trust. The investment credit will never be less than 4%. Our retirement plan consists of two components: a qualified retirement plan and a non-qualified plan. For purposes of the qualified retirement plan, “eligible compensation” is the participant’s salary and bonus as included in the Summary Compensation Table above, subject to an annual limitation imposed by law which for 2002 was $200,000. For amounts of eligible compensation above the annual limitation, the credits for each participant continue under the non-qualified plan. Each participant becomes fully vested in the benefits under the retirement plan after five years of employment. Vested benefits may be paid upon termination of employment or retirement. Under the plan, a participant is eligible to retire at age 50 with at least 10 years of service. The retirement plan specifies various options that participants may select for the distribution of their accrued balance, including forms of annuity payments and lump sum distributions.

The retirement plan has a “grandfather” clause under which employees who were employed by us on or before June 1, 1998 have their retirement benefit calculated under both the cash balance account and the grandfathered formula. The grandfathered employee receives whichever alternative, the cash balance account or grandfathered formula, results in the higher retirement plan benefit. Benefits will continue to grow in the grandfathered alternative until June 1, 2008, at which time the benefit under that formula will be frozen. There is a two-part formula to determine the grandfathered benefits: benefits for service before 1975 and benefits for service after January 1, 1975. These amounts are added together to determine the participant’s monthly pension amount upon retirement.

A participant’s pension benefit for service before 1975 is calculated by two formulas: the point formula and the percentage formula. The participant receives the greater of the two. The point formula is shown below:

Percentage of final average monthly pay	x	Final average monthly pay	x	Years of service before 1975	÷	Total years of service	=	Monthly pension service before 1975

The participant’s final average monthly pay is the average of his or her monthly base pay for the highest paid 60 consecutive months out of the last 12 years the participant worked for us before retirement or termination.

The participant’s percentage of final average monthly pay is the percentage that corresponds to the sum of the participant’s age and years of service before retirement (which sum is referred to in the table as points) in the table below:

Points	Pension as % of Final Average Monthly Pay	Points	Pension as % of Final Average Monthly Pay	Points	Pension as % of Final Average Monthly Pay
62	6.0	75	12.5	88	19.0
63	6.5	76	13.0	89	19.5
64	7.0	77	13.5	90	20.0
65	7.5	78	14.0	91	20.5
66	8.0	79	14.5	92	21.0
67	8.5	80	15.0	93	21.5
68	9.0	81	15.5	94	22.0
69	9.5	82	16.0	95	22.5
70	10.0	83	16.5	96	23.0
71	10.5	84	17.0	97	23.5
72	11.0	85	17.5	98	24.0
73	11.5	86	18.0	99	24.5
74	12.0	87	18.5	100	25.0

The participant’s monthly pension for service before 1975 is calculated using the percentage formula as follows:

8/10 of 1% (.008)	x	Final average monthly pay	x	Years of service before 1975	=	Monthly pension service before 1975

For service to us before 1975, the participant receives the greater of the two monthly pension amounts calculated using the point formula and percentage formula.

A participant’s monthly benefit for service beginning in January 1975 or later is coordinated with Social Security using a three-step formula. First, the participant’s retirement amount is calculated using the following formula:

Final average monthly pay	x	1.75%	x	Years of Service after January 1, 1975	=	Retirement Amount

Next, the participant’s portion of primary Social Security paid by us is calculated:

Monthly Social Security benefit	x	Company’s share ( 1/2)	x	1/30	x	Years of service after January 1, 1975	=	Portion of primary Social Security paid for by the Company beginning January 1, 1975

Primary Social Security is an estimate of the participant’s monthly Social Security benefit he or she can receive at age 62. If the participant retires after age 62, primary Social Security is the estimated amount he or she can receive as of his or her retirement date.

The difference between the participant’s retirement amount and the primary Social Security paid by us since January 1, 1975 represents the participant’s monthly benefit for services after January 1, 1975. The total monthly benefit the participant receives under the grandfather clause of our retirement plan is equal to the sum of the monthly benefit for services before 1975 and the monthly benefit for services after January 1, 1975.

Finally, an employee eligible to participate under the grandfather clause of our retirement plan receives the greater of the amount calculated using the cash balance account and the amount calculated using the grandfather formula.

All of the named executive officers residing in the United States participate in our qualified and non-qualified retirement plans. The following table sets forth the estimated lump sum payable to each of the named executive officers at the normal retirement age of 65, assuming 3% annual increases in eligible compensation until retirement, no change from 2002 levels of maximum includable compensation and Social Security wage base and an annual investment credit of 4% under our qualified retirement plan:

Executive Officer	Qualified Retirement Plan
Gregory E. Lawton		$388,516
S. Curtis Johnson III		$1,203,339
Michael J. Bailey		$424,748
JoAnne Brandes		$1,144,217
Morio Nishikawa*	$	N/A

*	Mr. Nishikawa resides in Japan and does not participate in this plan.

The following table sets forth the estimated lump sum payable to each of the named executive officers at normal retirement age of 65, assuming 3% annual increases in eligible compensation until retirement, 2% annual increases in Social Security wage base and Consumer Price Index and an annual investment credit of 4% under our non-qualified retirement plan:

Executive Officer	Non-qualified Retirement Plan
Gregory E. Lawton	$2,047,318
S. Curtis Johnson III	$2,669,958
Michael J. Bailey	$693,463
JoAnne Brandes	$1,166,059
Morio Nishikawa	$1,270,690	*

*	This amount represents the US dollar value of ¥154,210,000 at the December 31, 2002 exchange rate of .00824, which is a one-time payment due to Mr. Nishikawa upon retirement at age 65 under our Japanese pension plan.

Mr. Lawton also participates in an unfunded supplemental executive retirement plan. The provisions of the plan entitle Mr. Lawton to a monthly benefit payable in a single life annuity equal to one-twelfth of $400,000 upon retirement. Retirement is defined as attaining age 58 and completing at least eight years of service with us or our predecessor. If Mr. Lawton’s employment is terminated due to a change in control of our company, he is entitled to receive the same benefit as if his retirement had occurred on the day before the change in control. The projected benefit obligation upon the attainment of age 58 by Mr. Lawton in December 2008 is $4,157,148.

Long-Term Equity Incentive Plan

Commercial Markets Holdco’s long-term equity incentive plan permits the compensation committee of Commercial Markets Holdco’s board of directors broad discretion to grant stock options to purchase shares of class C common stock of Commercial Markets Holdco to Commercial Markets Holdco’s and its subsidiaries’, including us, outside directors, officers and employees who are responsible to contributing to the growth and profitability of its and the subsidiaries’ businesses. The total number of class C common stock of Commercial Markets Holdco that may be issued under our long-term equity incentive plan is 15% of the number of outstanding shares of class A, class B and class C common stock and series A preferred stock of Commercial Markets Holdco. The maximum share number may be adjusted if Commercial Markets Holdco undertakes a stock split, stock dividend or similar transaction. Under the terms of the long-term equity incentive plan, if an employee is terminated for cause or terminates his employment without good reason, his unvested stock options will be canceled, and if the employee is terminated for any other reason, the compensation committee has the discretion to determine if his unvested stock options will be canceled. Further, if an outside director’s services are terminated, his unvested stock options will be canceled. In any event, the terminated employee or director must exercise any vested stock options within 90 days after termination. Under the terms of the plan, an optionee may not sell or otherwise dispose of his stock options, and with respect to shares of class C common stock issued upon exercise of stock options, may not sell or otherwise dispose of those shares prior to six months after the exercise of the stock options. If the optionee wishes to sell his class C common stock after the six-month period, the optionee must first offer those shares to Commercial Markets Holdco. An offer and subsequent purchase of shares by Commercial Markets Holdco must occur during April, May, October or November unless employment has terminated for any reason. Commercial Markets Holdco may purchase those shares within 60 days of receipt of the offer at the value determined in accordance with the terms of the long-term equity incentive plan. In addition, Commercial Markets Holdco has the right to repurchase any shares if the optionee ceases to be employed by us. Finally, in the event of a change in control, as defined in the plan, the compensation committee may:

•	accelerate the vesting of stock options;

•	purchase the stock options for cash;

•	adjust the terms of the stock options to reflect the change in control;

•	cause the stock options to be assumed, or new rights substituted for the stock options, by another entity; or

•	approve any other provision as the compensation committee considers advisable and in the best interests of Commercial Markets Holdco and its shareholders.

Director Compensation

The Vice Chairman of our board of directors, who also serves as the Chairman of the compensation committee, is paid $65,000 annually. The other directors who are not our employees are paid $50,000 annually. All of the directors who receive annual retainers receive at least 50% of the cash value of their annual retainer in class C common stock of Commercial Markets Holdco and have the opportunity to elect to receive the full amount of the retainer in such shares. Additionally, all non-employee directors receive options to purchase class C common stock of Commercial Markets Holdco under our long-term equity incentive plan to purchase a number of shares whose value on the date of grant is equal to about 50% of each director’s annual retainer. All of our directors are also directors of JohnsonDiversey Holdings. The above described fees are fees for serving on both our and JohnsonDiversey Holdings’ boards of directors. Members of our board of directors who are also our employees receive no additional compensation for service on the board.

Employment Agreements

On November 8, 1999, we entered into employment agreements with Gregory E. Lawton, Michael J. Bailey and JoAnne Brandes. We also intend to enter into an employment agreement with Morio Nishikawa. Except for compensation provisions, the terms of these agreements are substantially similar. The employment agreements require the executive to maintain the confidentiality of our proprietary information and refrain from competing with and soliciting employees from us during his or her employment and for a period of up to two years after termination. Under these agreements, in addition to their annual salary, the executives are eligible to receive a performance bonus. Mr. Bailey’s and Ms. Brandes’ target bonuses are 65% of base salary, Mr. Nishikawa’s target bonus is 50% of base salary and Mr. Lawton’s target bonus is 100% of base salary. Depending on the achievement of specified objectives, the amount of the bonus may range between 0% and 200% of the target. In addition to salary and performance bonuses, each of the executives is entitled to an annual flexible spending account, which may be used for specified personal expenses, and to participate in our long-term equity incentive plan under the terms described below. The amounts available under the flexible spending accounts are as follows: Mr. Lawton, $17,500; Mr. Bailey and Ms. Brandes, $10,000; and Mr. Nishikawa, $7,500. Under their employment agreements, if Mr. Bailey or Ms. Brandes are terminated without cause, he or she is entitled to receive continuation of his or her base salary for a period of one year following termination of his or her employment with us and a pro-rated performance bonus for the fiscal year in which the termination occurs. Under Mr. Lawton’s employment agreement, if he is terminated without cause, he is entitled to receive continuation of his base salary and bonus payments at the target level during the two-year period following termination of his employment with us. In addition, the executives are entitled to reimbursement of expenses under their flexible spending accounts.

Messrs. Lawton, Bailey and Nishikawa and Ms. Brandes are eligible to participate in our long-term incentive plan and may also be provided with an opportunity to purchase shares of class C common stock of Commercial Markets Holdco. In connection with their purchases of shares in 1999 and 2000, the offers provided that for each four shares purchased by the executive, the executive was awarded one share of restricted stock and a stock option to purchase one share of class C common stock of Commercial Markets Holdco. The restricted share becomes vested four years from the date of grant. If the executive resigns or is terminated for cause, he or she will forfeit all unvested shares of restricted stock and options. If the executive is terminated due to death, disability or retirement, all shares of restricted stock and options will become immediately vested. If the executive is terminated for other reasons, our compensation committee will determine if his or her unvested shares of restricted stock and options are forfeited. In connection with the executive’s stock purchase, we agreed to lend the executive funds to purchase the shares at the applicable federal rate, or, in the case of Mr. Nishikawa, the federal mid-term rate. Each loan is due and payable four years after the date of the loan. If the executive remains employed by us when the loan is due, 50% of the principal amount of the loan is forgiven. Up to the remaining 50% may be forgiven at the discretion of our board of directors. To the extent the principal of the loan is forgiven, the executive receives a tax gross-up bonus. In addition to the loan, during the term of employment with us, each executive receives a bonus that is equal to the interest due on the loan. The bonus is paid to the executive at the time interest is due on the loan. No new executive loans relating to the purchase of common stock have been made since December 2000. Additional detail with respect to outstanding loans is provided under “Item 13. Certain Relationships and Related Transactions—Transactions with Management.”

The long-term incentive plan provides that stock options granted to Messrs. Lawton, Bailey and Nishikawa and Ms. Brandes will become vested four years after the date of grant, and vested options will be exercisable for a period of ten years following the date of grant. If the executive resigns or is terminated for cause, all of the executive’s unvested options will be forfeited. If the executive is terminated due to death, disability or retirement, all of his or her stock options will become immediately vested and exercisable. If he or she is terminated for other reasons, our compensation committee will determine if the executive’s options are forfeited. The executive will have 90 days after the date of his or her termination of employment with us to exercise vested stock options. In addition, under the agreements, we may repurchase any shares of common stock upon the executive’s termination of employment.

On December 6, 2001, we entered into an agreement with S. Curtis Johnson III under which he is eligible to participate in our long-term equity incentive plan. The agreement provides that stock options granted to Mr. Johnson will become vested four years after the date of grant, and his vested options will be exercisable for a period of seven years following the date of grant. Our compensation committee may accelerate the vesting of Mr. Johnson’s options. If Mr. Johnson resigns or is terminated for cause, he will forfeit all of his unvested options. If Mr. Johnson is terminated due to death, disability or retirement, all of his stock options will become immediately vested and exercisable. If Mr. Johnson is terminated for other reasons, our compensation committee will determine if his options are forfeited. Mr. Johnson will have 90 days after the date of his termination of employment with us to exercise his vested stock options.

Compensation Committee Interlocks and Insider Participation

Subject to the terms of the stockholders’ agreement among Unilever, Commercial Markets Holdco and JohnsonDiversey Holdings, the compensation committee of our board of directors establishes our compensation policies and the compensation of our officers and establishes and administers our compensation programs. “See Item 13, Certain Relationships and Related Transactions”. The members of our compensation committee are Neal Nottleson, chairman of the compensation committee, Todd Brown, Irene Esteves, Robert Howe and S. Curtis Johnson III. Other than S. Curtis Johnson III, our Chairman and a descendant of Samuel Curtis Johnson, none of these directors is, or has been, an officer or employee of JohnsonDiversey, JohnsonDiversey Holdings or Commercial Markets Holdco.

Audit Committee

The audit committee of our board of directors recommends our independent auditors, reviews the scope and results of the audits with the auditors and management, approves the scope and results of the audits, monitors the adequacy of our system of internal controls and reviews the annual report, auditors’ fees and non-audit services to be provided by the independent auditors. The members of our audit committee are Irene Esteves, chairperson of the audit committee, Robert Howe, Neal Nottleson and Reto Wittwer. Our board of directors has determined that Ms. Esteves meets the definition of an audit committee financial expert, as set forth in Item 401(h)(2) of Regulation S-K, and has also determined that she meets the independence requirements of the SEC.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of January 3, 2003 with respect to compensation plans under which shares of class C common stock of Commercial Markets Holdco are authorized for issuance under compensation plans previously approved and not previously approved by our stockholders.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	124,742	$113.16	266,603	(1)
Equity compensation plans not approved by security holders	0	N/A	0

Total	124,742	$113.16	266,603

(1)	Excludes 46,582 shares of unvested restricted stock awards; any of such awards that do not vest will increase the number of shares available for issuance pursuant to future long-term equity incentive plan awards.

Except for one share owned by S.C. Johnson & Son, JohnsonDiversey Holdings owns all of our outstanding shares of common stock. Commercial Markets Holdco owns two-thirds of the equity interests of JohnsonDiversey Holdings and Marga B.V., which is 100% owned by Unilever, owns one-third of the equity interests of JohnsonDiversey Holdings. The stockholders’ agreement among Unilever, JohnsonDiversey Holdings and Commercial Markets Holdco and the certificate of incorporation of JohnsonDiversey Holdings generally require, with specified exceptions, the approval of stockholders holding more than 90% of the outstanding shares of JohnsonDiversey Holdings to effect various transactions and actions by JohnsonDiversey Holdings and its subsidiaries, including the sale or other disposition of shares of our common stock. “See Item 13, Certain Relationships and Related Transactions – Relationships with Unilever – Stockholders Agreement.” In addition, two of the eleven members of the board of directors of JohnsonDiversey Holdings are officers and/or directors of Unilever. Accordingly, Unilever and Commercial Markets Holdco would be deemed to have shared investment power over all of the shares of our common stock owned by JohnsonDiversey Holdings.

None of our directors or officers owns shares of our common stock. However, several of our directors and officers own shares of the common stock of Commercial Markets Holdco.

The following table sets forth information regarding beneficial ownership of the common and preferred stock of Commercial Markets Holdco as of February 28, 2003 held by:

•	our directors;

•	our Chief Executive Officer and our four other most highly compensated executive officers; and

•	all directors and executive officers as a group.

In addition, the following table sets forth information regarding beneficial ownership of the common and preferred stock of Commercial Markets Holdco held by Samuel C. Johnson. Samuel C. Johnson has voting and investment power with respect to 242,136 shares of class A common stock of Commercial Markets Holdco, or 53.9% of the voting power of Commercial Markets Holdco. Because Commercial Markets Holdco has a controlling interest in our direct parent, JohnsonDiversey Holdings, and has shared investment power over all of the shares of our common stock owned by JohnsonDiversey Holdings, Samuel C. Johnson may be deemed to share voting and investment power with respect to all shares of our common stock owned by JohnsonDiversey Holdings.

Beneficial ownership is calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Except as otherwise noted, we believe that each of the holders listed below has sole voting and investment power over the shares beneficially owned by the holder.

Name and Address of Beneficial Owner(1)	Title of Class(2)	Amount and Nature of Beneficial Ownership(3)		Percent of Class Outstanding
Five Percent Owners:

Samuel C. Johnson 4041 North Main Street, Racine, Wisconsin 53402	Class A Common Class B Common Class C Common Series A Preferred	242,136 800,000 0 85,323	(4) (5) (6)	53.9 27.9 * 36.3	% % %

Directors:

Todd C. Brown	Class A Common Class B Common Class C Common Series A Preferred	0 0 234 0		* * * *

Irene M. Esteves	Class A Common Class B Common Class C Common Series A Preferred	0 0 652 0		* * * *

Robert M. Howe	Class A Common Class B Common Class C Common Series A Preferred	0 0 652 0		* * * *

Helen P. Johnson-Leipold	Class A Common Class B Common Class C Common Series A Preferred	0 525,271 234 28,499	(7) (8)	* 18.3 * 12.1	% %

Clifton D. Louis	Class A Common Class B Common Class C Common Series A Preferred	0 32,603 468 0	(9)	* 1.1 * *	%

Neal R. Nottleson	Class A Common Class B Common Class C Common Series A Preferred	400 4,925 562 0		* * * *

Reto Wittwer	Class A Common Class B Common Class C Common Series A Preferred	0 0 0 0		* * * *

Name and Address of Beneficial Owner(1)	Title of Class(2)	Amount and Nature of Beneficial Ownership(3)		Percent of Class Outstanding

Named Executive Officers:

Gregory E. Lawton	Class A Common Class B Common Class C Common Series A Preferred	0 0 19,842 0		* * 20.9 *	%

S. Curtis Johnson III	Class A Common Class B Common Class C Common Series A Preferred	10,331 547,378 1,124 51,420	(10) (11) (12) (13)	2.3 19.1 1.2 21.9	% % % %

Michael J. Bailey	Class A Common Class B Common Class C Common Series A Preferred	0 0 3,296 0		* * 3.5 *	%

JoAnne Brandes	Class A Common Class B Common Class C Common Series A Preferred	0 6,777 5,722 200	(14)	* * 6.0 *	%

Morio Nishikawa	Class A Common Class B Common Class C Common Series A Preferred	0 0 4,689 0	(15)	* * 4.9 *	%

All Directors and Executive Officers as a Group (27 persons)	Class A Common Class B Common Class C Common Series A Preferred	10,731 659,536 53,170 53,510	(16)	2.4 23.1 55.9 22.8	% % % %

*	Indicates that the percentage of shares beneficially owned does not exceed 1% of the class.

(1)	Except as otherwise indicated, the mailing address of each person shown is c/o JohnsonDiversey, Inc., 8310 16th Street, P.O. Box 902, Sturtevant, Wisconsin 53177-0902.

(2)	The equity securities of Commercial Markets Holdco consist of class A common stock, par value $1.00 per share, class B common stock, par value $1.00 per share, class C common stock, par value $1.00 per share and series A convertible preferred stock, par value $100.00 per share. The holders of class A common stock of Commercial Markets Holdco are entitled to one vote on all matters submitted for a vote of the security holders of the company. The class B common stock are non-voting securities. The holders of class C common stock have no voting rights other than the right to elect one director who must be an officer of Commercial Markets Holdco. The series A convertible preferred stock has no voting rights other than the right to vote on the creation or issuance of any equity securities that would rank senior to the series A convertible preferred stock and the right to elect one director if the company fails to pay cash dividends in specified circumstances.

(3)	For purposes of this table, shares are considered to be “beneficially” owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities, and a person is considered to be the beneficial owner of shares if that person has the right to acquire the beneficial ownership of the shares within 60 days of February 28, 2003. Unless otherwise noted, the beneficial owners have sole voting and dispositive power over their shares listed in this column.

(4)	These shares are owned by the H.F. Johnson Distributing Trust B, f/b/o Samuel C. Johnson et. al. Samuel C. Johnson is the trustee of the H.F. Johnson Distributing Trust B. Samuel C. Johnson has granted a one-year revocable proxy to vote the shares to S. Curtis Johnson III. The proxy expires in January 2004.

(5)	Consists of 500,000 shares of class B common stock owned by H.F.J. Holding Co., Inc., 200,000 shares of class B common stock owned by Windpoint 1970 Holding Company and 100,000 shares owned by Nomad Investment Co. Inc. The H.F. Johnson Family Trust is the sole shareholder of each of these companies. Samuel C. Johnson is the trustee of the H.F. Johnson Family Trust.

(6)	Includes 17,557 shares of series A convertible preferred stock owned by H.F. Johnson Distributing Trust B, f/b/o Samuel C. Johnson et al. See note 4 above. Also includes 36,254 shares of series A convertible preferred stock owned by H.F.J. Holding Co., Inc., 21,751 shares of series A convertible preferred stock owned by Windpoint 1970 Holding Company and 9,761 shares of series A convertible preferred stock owned by Samuel C. Johnson 1988 Trust No. 1. The H.F. Johnson Family Trust is the sole shareholder of H.F.J. Holding Co., Inc. and of Windpoint 1970 Holding Company. Samuel C. Johnson is the trustee of the H.F. Johnson Family Trust and the Samuel C. Johnson 1988 Trust No. 1.

(7)	Includes 129,000 shares of class B common stock owned by Cayuga 1993 Limited Partnership, 105,830 shares of class B common stock owned by Rochester 1993 Limited Partnership, and 110,868 shares of class B common stock owned by Johnson Family Partnership L.P. The Helen Johnson-Leipold Third Party Gift and Inheritance Trust, over which Ms. Johnson-Leipold has voting and investment power, is a general partner of each of these limited partnerships and shares voting and investment power. This number also includes 26,000 shares of class B common stock owned by S, F & H Partners, L.P., 41,775 shares of class B common stock owned by HELSA Associates II, L.P., 21,306 shares of class B common stock owned by Combined Partners L.P. and 78 shares of class B common stock owned by H.P.J.L. Corporation. Ms. Johnson-Leipold is a general partner of HELSA Associates II, L.P., which is a general partner of both Combined Partners L.P. and S, F & H Partners, L.P. She is also an officer and director and the sole shareholder of H.P.J.L. Corporation. Finally, this number also includes 90,414 shares of class B common stock owned by C and H Investment Co., Inc. The Helen Johnson-Leipold Third Party Gift and Inheritance Trust is a general partner of Curelle II L.P., which is a general partner of Curelle Associates L.P., Curelle Associates, L.P. owns all of the outstanding common stock of C and H Investment Co., Inc.

(8)	Includes 9,353 shares of series A convertible preferred stock owned by Cayuga 1993 Limited Partnership, 7,673 shares of series A convertible preferred stock owned by Rochester 1993 Limited Partnership, and 8,039 shares of series A convertible preferred stock owned by Johnson Family Partnership L.P. The Helen Johnson-Leipold Third Party Gift and Inheritance Trust is a general partner of each of these limited partnerships and shares voting and investment power. This number also includes 1,885 shares of series A convertible preferred stock owned by S, F & H Partners, L.P., 1,544 shares of series A convertible preferred stock owned by Combined Partners L.P. and 5 shares of series A convertible preferred stock owned by H.P.J.L. Corporation. Ms. Johnson-Leipold is a general partner of HELSA Associates II, L.P., which is a general partner of both Combined Partners L.P. and S, F & H Partners L.P. She is also an officer and director and the sole shareholder of H.P.J.L. Corporation.

(9)	Includes 1,960 shares of class B common stock owned by each of the Henrietta J. Louis 1994 Irrevocable Trust, the Madeline Ann Louis 1994 Irrevocable Trust and the Timothy C. Louis, Jr. 1994 Irrevocable Trust. Mr. Louis is co-trustee of these trusts but has sole voting and investment power with respect to the shares.

(10)	Consists of 10,254 shares of class A common stock owned by the Herbert F. Johnson Foundation Trust #1 and 77 shares of class A common stock owned by the S. Curtis Johnson Third Party Gift and Inheritance Trust. S. Curtis Johnson III is the trustee of the Herbert F. Johnson Foundation Trust #1 and the grantor of the S. Curtis Johnson Third Party Gift and Inheritance Trust. S. Curtis Johnson III has voting and investment power with respect to these shares.

(11)	Includes 129,000 shares of class B common stock owned by Cayuga 1993 Limited Partnership, 105,830 shares of class B common stock owned by Rochester 1993 Limited Partnership, 21,306 shares of class B common stock owned by Combined Partners L.P. and 110,868 shares of class B common stock owned by Johnson Family Partnership L.P. The S. Curtis Johnson Third Party Gift and Inheritance Trust is a general partner of each of these limited partnerships and shares voting and investment power. This number also includes 90,414 shares of class B common stock owned by C and H Investment Co., Inc. and includes 47,561 shares of class B common stock owned by C&S Partners II L.P., of which S. Curtis Johnson III is a general partner and shares voting and investment power. S. Curtis Johnson III is a general partner of Curelle SCJ III, L.P., which is a general partner of Curelle Associate, L.P. Curelle Associate, L.P. owns all of the outstanding common stock of C and H Investment Co., Inc. Finally, this number also includes 30,000 shares of class B common stock owned by the Herbert F. Johnson Foundation Trust #1, 2,014 shares of class B common stock owned by the S. Curtis Johnson Third Party Gift and Inheritance Trust and 10,295 shares of class B common stock owned by the S. Curtis Johnson III Family Trust. S. Curtis Johnson III is the trustee of the S. Curtis Johnson III Family Trust. See note 10 above.

(12)	These shares are owned by the S. Curtis Johnson Third Party Gift and Inheritance Trust. See note 10 above.

(13)	Includes 9,353 shares of series A convertible preferred stock owned by Cayuga 1993 Limited Partnership, 7,673 shares of series A convertible preferred stock owned by Rochester 1993 Limited Partnership, 1,544 shares of series A convertible preferred stock owned by Combined Partners L.P. and 8,039 shares of series A convertible preferred stock owned by Johnson Family Partnership L.P. The S. Curtis Johnson Third Party Gift and Inheritance Trust is a general partner of each of these limited partnerships and shares voting and investment power. This number also includes 7,250 shares of series A convertible preferred stock owned by Herbert F. Johnson Foundation Trust #1, 746 shares of series A convertible preferred stock owned by S. Curtis Johnson III Family Trust, 363 shares of series A convertible preferred stock owned by SCJ III Family Line Investments, Inc., 8,334 shares of series A convertible preferred stock owned by S. Curtis Johnson Third Party Gift and Inheritance Trust and 8,118 shares of series A convertible preferred stock owned by Helen J. Leipold Third Party Gift and Inheritance Trust. S. Curtis Johnson III is the trustee of each of S. Curtis Johnson III Family Trust and SCJ III Family Line Investments, Inc. The trustee of the Helen J. Leipold Third Party Gift and Inheritance Trust is the Johnson Trust Company, over which S. Curtis Johnson III has voting and investment power. See note 10 above.

(14)	Includes 280 shares of class C common stock subject to outstanding options.

(15)	Includes 280 shares of class C common stock subject to outstanding options.

(16)	Includes 780 shares of class C common stock subject to outstanding options.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following summarizes the material terms of various agreements and arrangements that we have entered into with our directors, executive officers, affiliates, including S.C. Johnson & Son and Unilever, and other beneficial owners of our company.

Relationships with S.C. Johnson & Son

Until 1999, we were part of S.C. Johnson & Son, a leading provider of innovative consumer home cleaning, maintenance and storage products that Samuel Curtis Johnson founded in 1886. In November 1999, we were separated from S.C. Johnson & Son in a tax-free spin-off to descendants of Samuel Curtis Johnson and the other stockholders of S.C. Johnson & Son. In connection with the 1999 spin-off, we entered into a number of agreements relating to the separation from S.C. Johnson & Son and the ongoing relationship of the two companies after the spin-off. A number of these agreements relate to our ordinary course of business, while others pertain to our historical relationship with S.C. Johnson & Son and our former status as a wholly owned subsidiary of S.C. Johnson & Son. The material terms of these agreements, amendments to these agreements and other agreements and arrangements entered into since the 1999 spin-off are summarized below.

Leases. We have entered into several leases with S.C. Johnson & Son for space in S.C. Johnson & Son’s Waxdale manufacturing facility. Under two short-term leases, we lease about 45,600 square feet of manufacturing space for our professional business and about 17,000 square feet of manufacturing space for our polymer business. These leases expire on July 2, 2003 and automatically renew for additional one-year terms, unless terminated earlier. Under two long-term leases, we lease about 180,000 square feet of manufacturing space for our professional business and about 143,500 square feet of manufacturing space for our polymer business. These long-term leases expire on June 2, 2009 and automatically renew for additional five-year terms, unless terminated earlier. The leases may be terminated by S.C. Johnson & Son as a result of an event of default under the leases, if the license agreements or technology disclosure and license agreement referred to below terminate, or upon prior notice by S.C. Johnson & Son of 18 months in the case of the long-term lease for our professional business, 30 months in the case of the long-term lease for our polymer business and six months in the case of both short-term leases. In addition, if the long-term lease for our polymer business is terminated under specified circumstances by either party, we must pay to S.C. Johnson & Son an amount equal to the then-current net book value of the rented space. In fiscal year 2002, we paid to S.C. Johnson & Son an aggregate of about $2.7 million under the Waxdale leases. In addition to the Waxdale leases, we lease facilities at other locations from S.C. Johnson & Son, including facilities in Argentina, Brazil, Chile, Japan, Greece and Norway under the Administration Services and Shared Services Agreements described below.

License Agreements. Under a license agreement, S.C. Johnson & Son has granted us an exclusive license to use specified trade names, housemarks and brand names incorporating “Johnson,” including “Johnson Wax Professional,” and “Drackett” and the “Johnson” name, including “Johnson” with our owned trade name “Diversey,” in the institutional and industrial channels of trade and in specified channels of trade approved by S.C. Johnson & Son in which both our professional business and S.C. Johnson & Son’s consumer business operate, which we refer to as “cross-over” channels of trade. S.C. Johnson & Son has the unilateral right to eliminate any existing, or to withhold approval of any proposed future, cross-over channels of trade (including cross-over channels of trade in which DiverseyLever products are sold by us after the closing of the acquisition) and can terminate the license agreement if we sell any products in the cross-over channels of trade that are not authorized under the license agreement. S.C. Johnson & Son has also granted us a license to use specified S.C. Johnson & Son brand names in connection with various products sold in institutional and industrial channels of trade and the cross-over channels of trade. We have the right to grant sublicenses under the license agreement to our subsidiaries.

Under this license agreement, we have paid to S.C. Johnson & Son a royalty fee equal to 4% of our and our sub licensees’ net sales of the products bearing the S.C. Johnson & Son brand names. For fiscal year 2002, we paid S.C. Johnson & Son a total royalty fee of about $2.7 million. The license agreement also provides for the future increase of the royalty fee to a profit sharing arrangement on sales of some products and to all of our profit from sales of some other products into the cross-over channels of trades, and the future sales of some products bearing S.C. Johnson & Son brand names and some of our own products on an agency basis.

The license agreement terminates on May 2, 2010 and may be extended to May 2, 2012 provided the license agreement has not been terminated by S.C. Johnson & Son prior to the extension. Thereafter, the license agreement automatically renews for successive two-year terms, unless otherwise terminated. The license agreement automatically terminates if:

•	we, JohnsonDiversey Holdings or Commercial Markets Holdco undergo a change of control;

•	prior to the spin-off of any subsidiary, we fail to change the name of that subsidiary to a name that does not include “Johnson;”

•	we make any assignment for the benefit of creditors, a trustee or receiver is appointed to administer our business or we are in voluntary or involuntary bankruptcy; or

•	a country or governmental entity nationalizes or acquires any interest in us.

S.C. Johnson & Son may terminate the license agreement in whole or in part:

•	if we or any of our sub licensees are in material breach of the license agreement;

•	for any actions by us or our sub licensees that are detrimental to the best interests of S.C. Johnson & Son or the goodwill of any trade name, housemark or trademark, as determined by the board of directors of S.C. Johnson & Son;

•	if Unilever transfers any of its ownership interest in us or JohnsonDiversey Holdings to a third party;

•	if we, Commercial Markets Holdco, JohnsonDiversey Holdings or any of our sub licensees enters into a joint venture, co-marketing arrangement, or other strategic alliance with a competitor of S.C. Johnson & Son, or 10% or more of the voting shares or other issued and outstanding equity interests of us, JohnsonDiversey Holdings, Commercial Markets Holdco or any of our sub licensees is acquired by a competitor of S.C. Johnson & Son or if the license agreement is directly or indirectly assigned, assumed or in any way transferred to a competitor of S.C. Johnson & Son;

•	if any specified members of the Johnson family no longer possess beneficial ownership of a controlling interest in us;

•	if any rights under the license agreement are assigned or transferred;

•	if any of the following has occurred or is continuing with respect to indebtedness under any agreement or arrangement under which indebtedness of at least $25 million is outstanding:

(1) we, JohnsonDiversey Holdings or any subsidiary fails to make any payment in respect of indebtedness when due, (2) any event occurs that results in acceleration of indebtedness, or (3) any event or condition occurs that permits the lenders under the senior secured credit agreement for our senior secured credit facilities or that permits a holder of notes or of the senior discount notes of JohnsonDiversey Holdings to accelerate the indebtedness there under; and

•	if we or any of our affiliates promote, market, sell or distribute, directly or indirectly, including through a joint venture, co-marketing arrangement or other strategic alliance, outside of the industrial channels of trade and the cross-over channels of trade, any product that competes with S.C. Johnson & Son’s consumer branded products (unless permitted by S.C. Johnson & Son).

In some circumstances, however, instead of terminating, the license agreement will convert into a license to use only the trade names and housemarks involving combinations of “Johnson” and “Diversey” until May 2, 2012.

In the event any dispute arising under the license agreement cannot be resolved through negotiation, the dispute will either be referred to the board of directors or chairman of the board of S.C. Johnson & Son, depending on the nature of the dispute. In either case, the chairman of the board has ultimate authority to resolve the dispute, and we cannot challenge that decision.

In addition, we have a license agreement with S.C. Johnson & Son under which S.C. Johnson & Son has granted us a license to use the Johnson trade name and housemark in our polymer business, the terms of which are similar to those of the license agreement discussed above. We do not, however, pay any fees to S.C. Johnson & Son under the license agreement relating to our polymer business.

Under a technology disclosure and license agreement with S.C. Johnson & Son and Johnson Polymer, Inc., our subsidiary, each party has granted to the other party a license, with the right to grant sublicenses to their subsidiaries, to use the technology being used by that party in connection with products sold by that party under its own brand names and in its own channels of trade. The technology disclosure and license agreement also provides guidelines pursuant to which the parties may voluntarily disclose and sublicense to each other new technologies that they develop internally, acquire or license from third parties. The technology disclosure and license agreement terminates on May 2, 2012 and automatically renews for successive two-year terms, unless otherwise terminated. The licenses granted to us and Johnson Polymer terminate upon the occurrence of specified bankruptcy or insolvency-related events involving us or Johnson Polymer or upon thirty days’ notice of an uncured material breach by us or Johnson Polymer. No fees are paid under the technology disclosure and license agreement.

After our 1999 separation from S.C. Johnson & Son, S.C. Johnson & Son continued to operate the professional and polymer businesses in various countries where we did not have operations. Under a territorial license agreement, we license the intellectual property rights to S.C. Johnson & Son to allow it to manufacture and sell our products in those countries. Under this agreement, S.C. Johnson & Son pays a royalty fee based on its and its sub licensees’ net sales of products bearing our brand names. This agreement expires on July 2, 2004, but will automatically renew for additional two-year terms. In fiscal year 2002, S.C. Johnson & Son paid an aggregate of about $244,000 to us under the territorial license agreement. Since the separation, we have established operations in several countries and have purchased the inventory and other assets relating to the professional or polymer business in those countries from S.C. Johnson & Son.

Administrative Services and Shared Services Agreements. We have entered into several administrative services agreements with S.C. Johnson & Son. Under these agreements, S.C. Johnson & Son provides us with a wide range of central support services. These services include various information technology, office and mail support, property administration, risk management, accounting, medical center nursing and facilities maintenance, employee benefits administration, compensation and other services. In addition, the agreements provide for the use by us of several administrative and other properties owned by S.C. Johnson & Son. Generally, these agreements are for a one-year term but automatically renew for additional one-year terms, unless terminated earlier. S.C. Johnson & Son may terminate each agreement under specified circumstances, or for any reason by providing prior written notice to us. In addition, S.C. Johnson & Son provides us with various business support services pursuant to shared services agreements in several countries, including Italy, Norway, and the United Kingdom. In fiscal year 2002, we paid to S.C. Johnson & Son an aggregate of about $31.9 million under all of these administrative services and shared services agreements, including about $10.8 million of amounts paid to reimburse S.C. Johnson & Son for payroll and benefit related costs paid by S.C. Johnson & Son on our behalf.

Joint Operating Agreement. Commercial Markets Holdco, our indirect parent, is party to a joint operating agreement with S.C. Johnson & Son, dated June 17, 1999, governing the use of several airplanes. Commercial Markets Holdco has a 17% ownership interest in those airplanes, and S.C. Johnson & Son holds the remaining ownership interests. Under the joint operating agreement, S.C. Johnson & Son agrees to provide Commercial Markets Holdco with various services relating to the airplanes, including administering the Federal Aviation Administration reporting requirements for Commercial Markets Holdco, providing all required maintenance and repairs for the airplanes, providing insurance and risk management services and maintaining qualified licensed pilots to pilot the airplanes. S.C. Johnson & Son may not terminate or reduce the level of any service without Commercial Markets Holdco’s prior consent. Under the joint operating agreement, Commercial Markets Holdco must pay S.C. Johnson & Son its proportional share of capital and operating costs for the airplanes. Commercial Markets Holdco’s share of the operating costs is based on the relative usage of the airplanes by our employees, and we have agreed to pay its share of the operating costs directly to S.C. Johnson & Son. The joint operating agreement terminates on July 2, 2004 and automatically renews for additional one-year terms. The joint operating agreement will also terminate upon a material breach or default under the agreement that is not cured within thirty days of written notice. In addition, the joint operating agreement terminates if at any time the voting control of either party is not directly or indirectly owned by a lineal descendant of Herbert Fisk Johnson, Jr., a descendant of Samuel Curtis Johnson. Finally, at any time after the joint operating agreement is terminated, S.C. Johnson & Son has the right to purchase Commercial Markets Holdco’s ownership interest in the airplanes at the fair market value of the airplanes. In fiscal year 2002, we paid an aggregate of about $1.1million for operating costs in connection with the joint operating agreement.

Environmental Agreement. Under an environmental agreement with S.C. Johnson & Son, S.C. Johnson & Son has agreed to bear financial responsibility for, and indemnify us against, specified environmental liabilities existing on June 28, 1997 for sites used in our professional and polymer businesses and for which liability may have been incurred prior to our separation from S.C. Johnson & Son. Under the agreement, we are financially responsible for all other environmental liabilities that arise from or are related to the historic, current and future operation of our business and must indemnify S.C. Johnson & Son for any losses associated with these liabilities. Under the agreement, S.C. Johnson & Son has the authority to manage any environmental projects as to which circumstances make it appropriate for S.C. Johnson & Son to manage the project. No amounts were paid by us or S.C. Johnson & Son under the environmental agreement during fiscal year 2002.

Tax Sharing Agreement. Our 1999 separation from S.C. Johnson & Son caused us, our subsidiaries, and Commercial Markets Holdco to cease to be members of the S.C. Johnson & Son affiliated tax group and to become a new affiliated tax group headed by Commercial Markets Holdco. To allocate responsibility for taxes following the separation, we, Commercial Markets Holdco and S.C. Johnson & Son entered into a tax sharing agreement. The tax sharing agreement provides generally that the S.C. Johnson & Son group is liable for all U.S. federal, state, and non-U.S. taxes for all periods before the separation and for its own taxes, but not the taxes of the Commercial Markets Holdco group, after the separation. The tax sharing agreement also requires the parties to make adjustments for differences between the S.C. Johnson & Son group’s tax liability under the consolidated tax returns filed for periods before the separation and what the parties’ respective liabilities would have been for the same periods had they filed separate returns. Based on current estimates, we owe S.C. Johnson & Son about $1.3 million for those periods, half of which was paid in October 2002 and the other half of which is payable in October 2003. This amount, however, is subject to further adjustment as a result of current and potential future audits as well as tax carry forward and carry back provisions. We and Commercial Markets Holdco are liable for the Commercial Markets Holdco group’s taxes after the separation. Under the tax sharing agreement, S.C. Johnson & Son is responsible for any taxes imposed as a result of the separation itself. However, if we or Commercial Markets Holdco take any action that is inconsistent with, or fail to take any action required by, the agreement pursuant to which the separation was effected, the parties’ application to the Internal Revenue Service for a determination that the separation would qualify for favorable U.S. federal income tax treatment, or the Internal Revenue Service’s determination, we and Commercial Markets Holdco would be responsible for any taxes that result from our action or failure to act. The tax sharing agreement also provides for the conduct of tax audits and contests, and for the retention of records.

Supply Agreements. We have entered into numerous supplies and manufacturing agreements with S.C. Johnson & Son. Under some of these agreements, we manufacture and supply raw materials and products, including polymers, to S.C. Johnson & Son in several countries, including Japan, the Netherlands and the United States. Under other supply and manufacturing agreements, S.C. Johnson & Son manufactures and supplies raw materials and products to us in several countries, including Argentina, Brazil, Greece, Japan, Mexico, the Netherlands, and the United States. The terms of the agreements range between two to five years, with rights to renew the agreements for additional one-year terms. In general, the agreements terminate for breach or default under the agreements, if a specified insolvency-related event involving either party is commenced or occurs or by mutual agreement. In fiscal year 2002, we paid to S.C. Johnson & Son an aggregate of about $31.3 million under these supply and manufacturing agreements for inventory purchases, and S.C. Johnson & Son paid us an aggregate of about $24.7 million under the agreements for inventory purchases.

Relationships with Other Johnson Family Businesses

Lease with Willow Holdings. We lease office space in Sturtevant, Wisconsin from Willow Holdings, Inc., which is controlled by the descendants of Samuel Curtis Johnson. We entered into this lease on July 1, 2002, and it expires on June 30, 2007. We paid $475,000 under this lease during fiscal year 2002.

Relationships with Unilever

Prior to our acquisition of the DiverseyLever business in May 2002, DiverseyLever was a division of Unilever and consequently relied on Unilever for various services, including administration, research and development, treasury, legal, tax planning and compliance, and other support services. In addition, DiverseyLever was party to a number of transactions with Unilever, including the sale of products to and the purchase of products from Unilever.

Simultaneously with the closing of the acquisition, we and Unilever and some of our affiliates, including JohnsonDiversey Holdings, entered into agreements which replaced a number of these prior agreements with Unilever, as well as agreements relating to our governance and the governance of JohnsonDiversey Holdings, commercial relationships and matters arising out of the acquisition. These agreements include a sales agency agreement, various intellectual property agreements, a transitional services agreement, several supply agreements, a stockholders’ agreement, a non-competition agreement and a registration rights agreement relating to the senior discount notes of JohnsonDiversey Holdings. All of the agreements with Unilever were negotiated before Unilever acquired its equity interest in JohnsonDiversey Holdings and its senior discount notes of JohnsonDiversey Holdings and are on arms-length terms.

Sales Agency Agreement. In connection with the acquisition of the DiverseyLever business, we entered into a sales agency agreement with Unilever whereby, subject to limited exceptions, we act as its exclusive sales agent in the sale of Unilever’s consumer brand products to institutional and industrial end-users in most countries where DiverseyLever conducted its business prior to the closing of the acquisition. In turn, we have agreed that we will not act on behalf of any other third parties in the sale or promotion of those parties’ products if the products are similar to products we are selling for Unilever as its agent, except with respect to sales of products for affiliates or under arrangements existing on May 3, 2002, the closing date of the acquisition. The sales agency agreement terminates on May 2, 2007.

In exchange for our sales agency services, which include sales, promotion, collection and after-sales technical support and customer care, we are paid an agency fee. The agency fee is determined separately for each territory. The agency fee, expressed as a percentage of the net proceeds of sales, covers specified pre-determined costs for that territory based upon the costs incurred by the DiverseyLever business prior to the closing of the acquisition, plus one half of the EBITDA margin of all territories combined, both for the twelve months ended June 30, 2001. In any given year, for amounts sold in excess of targeted sales, the agency fee will be one-half of the regular amounts. The targeted sales amount will equal the net proceeds of sales for the twelve months ended June 30, 2001, subject to change through indexation.

In addition to the agency fee, we are paid an additional agency fee per territory based on agreed-upon multipliers of the total amount of specified non-variable costs for each territory for the twelve months ended June 30, 2001. This additional agency fee is payable upon the termination of the entire agreement. A portion of the fee attributable to a territory is payable earlier if the sales agency agreement is terminated in part with respect to that territory, or, if we elect, if sales in that territory drop below 90% of the targeted sales for a given year.

Subject to paying the additional agency fee, with specified exceptions, Unilever may terminate the sales agency agreement in whole if sales drop below 75% of the targeted sales for the whole area for a given year or in part, by territory, if sales drop below 75% of the targeted sales for a territory or territories for a given year. Unilever may also terminate the sales agency agreement for specified other reasons, including insolvency and change of control.

While the agency fee contemplates historical levels and rates of enforcement and collection of bad debts, we are responsible for 100% of all bad debts, if any, in excess of these historical levels until the bad debt rate rises to twice as high as those historical levels, at which time the parties will begin to share equally the costs of those bad debts.

Due to contractual obligations with S.C. Johnson & Son, we may not sell any products as agent for Unilever in some channels of trade that are not exclusively institutional and industrial, and we may not sell some products, such as general cleaning products, in any channels of trade that are not exclusively institutional and industrial. The sales agency agreement carves out these restricted channels of trade and products and allows Unilever to make sales associated with these channels of trade and products directly or through another agent or distributor. Our agreements with S.C. Johnson & Son do not affect our ability to sell products on behalf of Unilever in exclusively institutional and industrial channels of trade.

In fiscal year 2002, we received an aggregate of about $54.3 million in agency fees from Unilever under the sales agency agreement.

Retained Technology License Agreement. In connection with the acquisition of the DiverseyLever business, we entered into a retained technology license agreement with Unilever under which Unilever has granted us a license of the patents, design rights, copyrights and know-how used in the DiverseyLever business, during the period from July 1, 2000 through May 3, 2002, but that were retained by Unilever. The patents, design rights, copyrights and know-how that were retained by Unilever are those patents, design rights, copyrights and know-how that were either used in Unilever’s businesses, in addition to the DiverseyLever business, or are those specified patents that are the subject of retained litigation or license agreements that restrict assignments. In this annual report, these specified patents are referred to as the “restricted patents.” Under the retained technology license agreement, Unilever has granted us:

•	a nonexclusive, royalty-free, worldwide, perpetual license (with a right to freely sublicense) of the proprietary know-how, trade secrets, unregistered design rights and copyrights used in the DiverseyLever business at any time during the period from July 1, 2000 through May 3, 2002 and owned by Unilever on May 3, 2002;

•	a nonexclusive, royalty-free, worldwide, perpetual license of specified Unilever patents in the professional market (with rights to sublicense to our subsidiaries and affiliates and to the extent sublicenses were in effect in the DiverseyLever business on May 3, 2002); and

•	a nonexclusive, royalty-free, perpetual license of the restricted patents for all purposes, with a right to freely sublicense, in all jurisdictions in which the restricted patents are in effect.

The licenses to use Unilever’s intellectual property described above are irrevocable, subject to various exceptions described in the retained technology license agreement. Unilever’s ability to grant any further licenses of the patents in the professional market for a period ending May 2, 2005 is subject to specified conditions in the retained technology license agreement, and Unilever has agreed not to grant any further licenses of the restricted patents for any purpose, except to the extent necessary to resolve litigation or a dispute. Unilever has also agreed not to engage in any acts that would infringe on the restricted patents.

With respect to each licensed patent, the license granted will terminate with the expiration of the particular patent, unless the patent is terminated or held invalid sooner. The license granted with respect to know-how, unregistered design rights and copyrights will exist until the expiry of the relevant right unless terminated earlier by us. We may terminate the retained technology license agreement at any time by providing written notice to Unilever. Unilever may terminate the patent licenses granted to us if we challenge the validity of, or Unilever’s ownership of, any of its patents licensed under the retained technology license agreement or if we are in material or persistent breach of any provision of the retained technology license agreement and, if the breach is curable, have not cured the breach within ten business days after receipt of notice of the breach.

Transferred Technology License Agreement. In connection with the acquisition of the DiverseyLever business, we entered into a transferred technology license agreement with Unilever under which we have granted a license to Unilever to use specified intellectual property rights (other than patents and registered designs) and specified patents and registered designs that were transferred to us as part of the acquisition. Under the transferred technology license agreement, we have granted to Unilever:

•	a nonexclusive, irrevocable, royalty-free, worldwide, perpetual license of the transferred technology (with a right to freely sublicense), provided that Unilever may use the trademarks included in the transferred technology only in relation to goods and services in respect of, and only in countries in, which the trademarks were used on May 3, 2002; and

•	a nonexclusive, irrevocable, royalty-free license of the transferred patents in the consumer brands business of Unilever and for developing, manufacturing, marketing, distributing, keeping, importing and selling specified products permitted under the transferred technology license agreement, in all jurisdictions in which the transferred patents are in effect.

With respect to each licensed patent, the license will terminate upon the expiration of the particular patent, unless the patent is terminated or held invalid sooner. The license granted with respect to copyrights, unregistered design rights and know-how will exist until expiry of the relevant rights unless terminated earlier by Unilever. Unilever may terminate the transferred technology license agreement at any time upon providing written notice to us. We may terminate the license of the transferred patents if:

•	Unilever challenges the validity of or our ownership of any of the transferred patents;

•	Unilever is in material or persistent breach of a provision of the transferred technology license agreement and, if the breach is curable, has not cured the breach within ten business days after receipt of notice of the breach; or

•	a specified insolvency-related event involving Unilever is commenced or occurs.

Retained Trademark License Agreement. In connection with the acquisition of the DiverseyLever business, we entered into a retained trademark license agreement with Unilever under which Unilever has granted us a license to use the “Lever” name in our business. We were also granted the right to use the “Unilever” name, however, this license expired on December 2, 2002. Under the retained trademark license agreement, Unilever has granted us an exclusive, royalty-free license (with the right to sublicense only to our subsidiaries and affiliates) to use the Lever mark in the same combinations and manner in which it was used in the DiverseyLever business on the closing date of the acquisition, and in the word “DiverseyLever” until November 2, 2004, in the same manner and in relation to the same goods and services as those for which the Lever mark was used, and in the countries in which the DiverseyLever business operated, on May 3, 2002. The license does not extend to the dispensed products, which are covered by their own license under the dispensed products license agreement discussed below.

The retained trademark license agreement will continue until the end of the periods for which the licenses are granted. We may terminate the licenses granted at any time. Unilever may terminate the retained trademark license agreement if:

•	we challenge the validity of or Unilever’s ownership of any rights or registrations in or in relation to any of the trademarks;

•	we are in breach of provisions of the retained trademark license agreement relating to the use of, or filings for, the trademarks;

•	we are in material or persistent breach of a provision of the retained trademark license agreement and, if the breach is curable, have not cured the breach within fifteen business days after receipt of notice of the breach;

•	there is a change of control of our company; or

•	a specified insolvency-related event involving our company is commenced or occurs.

Dispensed Products License Agreement. In connection with the acquisition of the DiverseyLever business, we entered into a dispensed products license agreement with Unilever under which Unilever has granted us a license to use the trademarks, patents and know-how relating to the products we sell for use in our cleaner dispensing systems. Under the dispensed products license agreement, Unilever has granted us:

•	a nonexclusive license (with the right to sublicense only to our subsidiaries and affiliates) to use in specified countries (in accordance with Unilever’s guidelines on use) the relevant trademarks on the corresponding dispensed products manufactured and packed in accordance with Unilever’s technical specifications; and

•	a nonexclusive license (with right to sublicense only to our subsidiaries and affiliates) of the patents and know-how relevant to the dispensed products in specified countries to use, keep, produce for sale, make, offer and import for sale and sell the corresponding dispensed products manufactured and packed in accordance with Unilever’s technical specifications and under its trademarks.

Under the dispensed products license agreement, we pay to Unilever a royalty of 4% of the net sales of the dispensed products. We may not use the trademarks or formulation rights other than in the same manner and for the same purposes as they were used in the DiverseyLever business prior to May 3, 2002. In fiscal year 2002, we paid an aggregate of about $336,000 to Unilever under the dispensed products license agreement.

The dispensed products license agreement terminates on May 2, 2007. At the end of the term the dispensed products license agreement automatically renews for successive one year periods. Either party may terminate the dispensed products license agreement or the licenses granted under the agreement by providing six months’ written notice prior to any anniversary of the dispensed products license agreement, provided that Unilever may terminate prior to May 2, 2007 only if:

•	we sell a product for use in (or by means of) any dispensing system similar to a specified dispensing system in the dispensed products license agreement, which product is branded with a trademark that is neither licensed under the dispensed products license agreement, owned by us or any of our subsidiaries or affiliates, nor owned by the professional end-user of that product; and

•	Unilever notifies us of those sales, and we do not cease those sales within twenty business days after the notice.

Unilever may also terminate the dispensed products license agreement if:

•	we challenge the validity of or Unilever’s ownership of any rights or registrations in or in relation to any of the licensed rights;

•	we are in breach of the provisions of the dispensed products license agreement that relate to the use of the trademarks and formulation rights and quality control;

•	we are in material or persistent breach of a provision of the dispensed products license agreement and, if the breach is curable, have not cured the breach within fifteen business days after receipt of notice of the breach;

•	there is a change of control of our company; or

•	a specified insolvency-related event involving our company is commenced or occurs.

Transitional Services Agreement. In connection with the acquisition of the DiverseyLever business, we entered into a transitional services agreement with Unilever relating to a wide range of support services from Unilever and intended to ensure the smooth transition of the DiverseyLever business from Unilever to us. These services include various human resources, information technology, intellectual property administration, analytical, warehousing and transportation, administrative, provision of office space and other services. In addition, Unilever has agreed to allow our affiliates access to its computer network under a network access arrangement. The level and manner in which Unilever provides these services generally must be consistent with the level and manner in which they were provided to the DiverseyLever business immediately prior to the closing of the acquisition.

The price for each service is at cost, and generally will be determined in a manner consistent with Unilever’s existing cost allocation methodology. Unilever may adjust the prices from time to time in the ordinary course of business, provided the adjustments reflect the cost for the relevant service. In fiscal year 2002, we paid an aggregate of about $12.2 million to Unilever under the transitional services agreement.

Unilever will provide each service for the period agreed upon by the parties, but will not provide any service longer than 24 months, except for redirecting internet traffic to the appropriate new domain name or address, which Unilever will provide for up to 30 months. Unilever will provide most services for no more than 12 months.

Supply Agreements. We entered into two supply agreements with Unilever in connection with the acquisition of the DiverseyLever business. Under these agreements, we and Unilever, through the members of our respective groups, manufacture, pack and store products for each other. Under one of the supply agreements, we act as the supplier and Unilever serves as the customer, and under the other agreement our roles are reversed. With the exception of this role reversal and the factories involved, the products that are supplied and some other less significant differences included in the supply agreement under which we act as supplier based on the integration of the DiverseyLever business, the two supply agreements are identical.

The supply agreements provide for the supply of all products that Unilever and the DiverseyLever business supplied to one another during the period immediately preceding the closing date of the acquisition. Prices are based on the provisions relating to pricing and terms of payment that existed between Unilever and the DiverseyLever business prior to closing, subject to revision by agreement of the parties.

Supply of various products will continue in effect for a period of 12 months or less as we have expressly agreed with Unilever in the supply agreement. Other than with respect to those specifically enumerated arrangements and subject to the parties’ rights to terminate, each supply agreement remains in effect as to a particular product until that product will not be supplied any longer. We and Unilever may terminate either supply agreement in part or in its entirety in the event of an unremedied serious or persistent breach by the other party, upon a change in control or for any reason on the giving of six months’ written notice after August 2, 2002. Further, we or Unilever may terminate a particular order upon a breach of the terms of the order that remains uncured for a specified period. Finally, the customer under either supply agreement may terminate the agreement as to products supplied at a particular factory if the supplier does not implement reasonable suggestions that the customer makes, taking into account standards used in the supply of the products in the period immediately prior to the closing of the acquisition, after visiting that factory.

Stockholders’ Agreement. In connection with the acquisition of the DiverseyLever business, JohnsonDiversey Holdings and its stockholders, Commercial Markets Holdco and Marga B.V., a subsidiary of Unilever, entered into a stockholders’ agreement relating to the corporate governance and shares and senior discount notes of JohnsonDiversey Holdings held by Unilever. Marga B.V.’s obligations under the stockholders’ agreement are guaranteed by Unilever.

Under the stockholders’ agreement, at any time after May 3, 2007, JohnsonDiversey Holdings has the option to purchase, and Unilever has the right to require JohnsonDiversey Holdings to purchase, the shares and senior discount notes of JohnsonDiversey Holdings then beneficially owned by Unilever. Any exercise by JohnsonDiversey Holdings of its call option must be for at least 50% of each of the shares and senior discount notes beneficially owned by Unilever. Any exercise by Unilever of its put option must be for all of its shares and senior discount notes. In addition, before May 3, 2010, JohnsonDiversey Holdings’ obligations in connection with a put by Unilever are conditioned on a refinancing of JohnsonDiversey Holdings’ and our senior indebtedness, including indebtedness under our senior subordinated notes, the senior discount notes of JohnsonDiversey Holdings not then beneficially owned by Unilever and our senior secured credit facilities. In connection with the put, JohnsonDiversey Holdings must use its reasonable best efforts prior to May 3, 2009, and its best efforts after that date, to consummate a refinancing and may be required to purchase less than all of the shares and senior discount notes subject to the put under some circumstances. If JohnsonDiversey Holdings purchases less than all of the shares and senior discount notes subject to a put, Unilever may again put its remaining shares and senior discount notes after a specified suspension period.

Following the exercise by Unilever of its put rights, if JohnsonDiversey Holdings fails to purchase all of Unilever’s shares for cash by May 3, 2010, it must issue a promissory note to Unilever in exchange for the remaining shares. The maturity date of the JohnsonDiversey Holdings promissory note will be either 90 days or one year after its issuance, depending on the level of Unilever’s ownership interest in JohnsonDiversey Holdings at that time. The terms of the promissory note will provide Unilever with rights similar to its rights as a stockholder under the stockholders’ agreement, including board representation, veto and access and informational rights. The promissory note will contain various subordination provisions in relation to JohnsonDiversey Holdings’ and our senior indebtedness.

If, after May 3, 2010, Unilever has not been paid cash with respect to its put option, Unilever may also: (1) negotiate a sale of its shares and the senior discount notes of JohnsonDiversey Holdings to a third party; (2) require JohnsonDiversey Holdings to privately sell Unilever’s shares or other shares of JohnsonDiversey Holdings’ capital stock to a third party; and (3) require JohnsonDiversey Holdings to sell our polymer and/or Japan businesses. The exercise of these remedies, other than sales of Unilever’s shares, is subject to compliance with the agreements relating to JohnsonDiversey Holdings’ and our senior indebtedness.

In addition, under the stockholders’ agreement, JohnsonDiversey Holdings may be required to make payments to Unilever in each year from 2007 through 2010 so long as Unilever continues to beneficially own 5% or more of JohnsonDiversey Holdings’ outstanding shares. The amount of each payment will be equal to 25% of the amount by which the cumulative cash flows of JohnsonDiversey Holdings and its subsidiaries, on a consolidated basis, for the period from May 3, 2002 through the end of the fiscal year preceding the payment (not including any cash flow with respect to which Unilever received a payment in a prior year), exceeds the relevant target described in the stockholders’ agreement. The aggregate amount of all these payments cannot exceed $100 million. Payment of these amounts is subject to compliance with the agreements relating to JohnsonDiversey Holdings’ and our senior indebtedness including, without limitation, the senior secured credit facilities, the senior subordinated notes and the senior discount notes of JohnsonDiversey Holdings. JohnsonDiversey Holdings has no income from operations and no meaningful assets. JohnsonDiversey Holdings receives all of its income from us and substantially all of its assets consist of its investment in us.

The stockholders’ agreement also contains share transfer restrictions and provisions relating to the corporate governance of JohnsonDiversey Holdings. Under the stockholders’ agreement, a stockholder controlled by Unilever may only transfer its shares of JohnsonDiversey Holdings to another entity of which Unilever owns at least 80%, and a stockholder controlled by Commercial Markets Holdco may transfer its shares of JohnsonDiversey Holdings to another entity of which Commercial Markets Holdco owns at least 80%.

The board of directors of JohnsonDiversey Holdings consists of eleven directors, including five independent directors appointed by Commercial Markets Holdco. So long as Unilever beneficially owns at least 20% of the outstanding shares of JohnsonDiversey Holdings, it is entitled to nominate two directors to the board of directors of JohnsonDiversey Holdings. If Unilever beneficially owns less than 20% but at least 5% of the outstanding shares of JohnsonDiversey Holdings, it will be entitled to nominate one director. Commercial Markets Holdco has agreed to vote its shares of JohnsonDiversey Holdings to cause the board of directors to include the directors nominated by Unilever if Unilever satisfies the conditions above. In addition, a Unilever director representative will sit on the compensation committee of the board of directors of JohnsonDiversey Holdings, and Unilever may also designate one of its director representatives as an observer to attend, but not vote at, meetings of the audit committee. Moreover, the authority of the board of directors of JohnsonDiversey Holdings with respect to specified formal bankruptcy or insolvency proceedings will be exercised by a special bankruptcy committee constituted in accordance with the terms of the bylaws and the stockholders’ agreement.

The stockholders’ agreement and JohnsonDiversey Holdings’ certificate of incorporation generally require, with specified exceptions, the approval of stockholders holding more than 90% of the outstanding shares of JohnsonDiversey Holdings before JohnsonDiversey Holdings or its subsidiaries (including us) can affect various transactions, including, among others, transactions relating to:

•	any acquisition or disposition or any joint venture, alliance or capital project having an aggregate fair market value or which will result in aggregate expenditures or payments in excess of (1) $50 million individually, or (2) $10 million individually and $100 million collectively with other transactions entered into in the immediately preceding twelve months;

•	the issuance of any additional shares of capital stock, common stock equivalents, or other equity or equity-related interests;

•	any merger, consolidation or similar business combination or any sale of all or substantially all of the assets or equity or any reorganization or recapitalization having similar effect;

•	a liquidation or dissolution;

•	the purchase or investment of a minority equity investment or investment in the nature of indebtedness with a fair market value or resulting in payments that exceed $10 million;

•	the entering into of any material line of business unrelated to the business of JohnsonDiversey Holdings and its subsidiaries as May 3, 2002;

•	the closing, winding-up, discontinuation or other exiting or termination of any line of business, if such line of business generated more than $5 million of annualized EBITDA;

•	the modification of the policies governing dividends or distributions to the stockholders of JohnsonDiversey Holdings or the declaration by JohnsonDiversey Holdings of dividends or distributions in violation of that policy;

•	the incurrence of specified types of additional indebtedness;

•	the settlement of any legal proceedings that would impose any material restrictions on the operations of JohnsonDiversey Holdings and its subsidiaries or involve amounts in excess of $10 million, except for proceedings covered by insurance;

•	any change in independent auditors;

•	specified transactions with affiliates of Commercial Markets Holdco, including S.C. Johnson & Son;

•	the redemption or retirement of any of JohnsonDiversey Holdings’ common stock or other equity securities or common stock equivalents;

•	any amendment of JohnsonDiversey Holdings’ certificate of incorporation, bylaws or audit or compensation committee charters, with specified exceptions;

•	the adoption of any stock option or employee stock ownership plan or the issuance of any equity securities under any stock plan; and

•	the adoption of any new, or amendment of existing employee benefit plans that would result in increases above specified levels in annual costs of benefits, with specified exceptions.

The stockholders’ agreement also requires that agreements, contracts, arrangements or transactions relating to the compensation of our officers and directors be approved by the compensation committee of the board of directors of JohnsonDiversey Holdings in order to exempt those agreements, contracts, arrangements or transactions from the stockholder approval provisions. The stockholders’ agreement requires that JohnsonDiversey Holdings’ board of directors review, consider and approve annual capital and operating budgets, and strategic plans prepared from time to time. The stockholders’ agreement also requires that the board of directors of JohnsonDiversey Holdings approve the initiation of various material legal proceedings by or on behalf of JohnsonDiversey Holdings or any subsidiary, including us. The stockholders’ agreement also includes indemnification provisions relating to filings by JohnsonDiversey Holdings with the SEC.

The stockholders’ agreement terminates, with respect to a stockholder, after its affiliates no longer own any shares of JohnsonDiversey Holdings, and with respect to Unilever, after Unilever no longer beneficially owns any shares or senior discount notes of JohnsonDiversey Holdings or, if issued, the promissory note of JohnsonDiversey Holdings to Unilever in exchange for shares put by Unilever.

Non-Competition Agreement. In connection with the acquisition of the DiverseyLever business, we entered into a non-competition agreement with Unilever. The non-competition agreement restricts Unilever and its affiliates from competing with us in the Business (as defined below) (1) in the European Union, until May 2, 2005, and (2) in countries outside of the European Union in which the DiverseyLever business was engaged prior to the acquisition, until May 2, 2007.

For purposes of the non-competition agreement, the term “Business” is defined as the business of:

(1) developing, manufacturing, marketing, distributing and selling to professional end-users and wholesalers, distributors, “cash and carry” outlets or similar resellers who purchase products for resale, directly or indirectly, to professional end-users: fabric care products, machine warewashing products, kitchen cleaning products, personal care products, building care products, pest control products, air cleaning products, and cleaning and hygiene utensils and paper products, which, in each case, are marketed and sold (A) under a “professional brand,” i.e., one used exclusively or primarily on products sold to or for use by commercial, institutional or industrial end-users, or (B) under a “consumer brand,” i.e., one used exclusively or primarily on products sold to or for use by domestic end-users, and where no equivalent product for the same general purpose is marketed and sold by Unilever or its affiliates in its consumer products business;

(2) developing, manufacturing, marketing, distributing, selling other specified categories of industrial cleaning, hygiene and maintenance products; and

(3) developing, marketing, distributing, selling and providing specified categories of services in relation to the products described above or in connection with the cleaning and hygiene requirements of commercial, institutional and industrial end-users.

Neither Unilever nor any of its affiliates will be in breach of the non-competition agreement if:

•	it acquires a business that includes a competing business if (1) the aggregate revenues of the competing business for the twelve months immediately preceding the closing of the acquisition of the acquired business represent less than 33% of the acquired business in the territory covered by the non-competition agreement for the twelve-month period and Unilever or an affiliate of Unilever uses its reasonable best efforts to sell the competing business within this twelve month period, subject to involving us in any auction sales process and to specified other requirements; or (2) the aggregate revenues of the competing business for the twelve months immediately preceding the closing of the acquisition of the acquired business represent less than $50 million annually in the aggregate or less than $25 million annually in any one country;

•	it continues any operations carried out by Unilever and its affiliates under contracts with JohnsonDiversey Holdings or JohnsonDiversey or their subsidiaries; or

•	it continues to conduct the Business in Cote d’Ivoire, El Salvador, Ecuador, Honduras, Malawi and, pursuant to the distributorship operations of Unilex Cameroun S.A., in Cameroon, in which Unilever retained assets and operations of its institutional cleaning and hygiene business.

Moreover, the non-competition agreement does not prohibit Unilever and its affiliates from engaging in its consumer products business anywhere in the world or developing, manufacturing, marketing, distributing or selling any product which has the same general purpose as the products described in clause (1) of the definition of “Business” above to or for commercial, industrial or institutional end-users if an equivalent product is marketed or sold by Unilever or any of its affiliates in connection with its consumer products business, whether or not the product is reformulated and repackaged for use by commercial, industrial or institutional end-users.

Senior Discount Notes Registration Rights Agreement. At the closing of the acquisition of the DiverseyLever business, JohnsonDiversey Holdings issued senior discount notes to Unilever. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Senior Discount Notes of JohsonDiversey Holdings”. In connection with the issuance of its senior discount notes, JohnsonDiversey Holdings entered into a registration rights agreement with Unilever. Under the registration rights agreement, at any time after August 1, 2002, the holder or holders of the senior discount notes representing at least $20 million may require JohnsonDiversey Holdings to:

•	effect a demand registration of all or a portion of the holder’s senior discount notes; or

•	cooperate with the holder in connection with the offer and sale by the holder of all or a portion of its senior discount notes to qualified purchasers that are not affiliates of the holder pursuant to Rule 144A of the Securities Act of 1933, Regulation S of the Securities Act and/or any other exemption from registration available under the Securities Act.

Under the registration rights agreement, JohnsonDiversey Holdings is obligated to comply only with an aggregate of three demand or resale notices. JohnsonDiversey Holdings will bear all fees and expenses incurred in connection with a demand registration or resale notice other than underwriting discounts and commissions, placement fees and agency fees. The registration rights under this agreement may be transferred by a holder of senior discount notes to any subsequent holder of senior discount notes.

Interests of Our Officers and Directors

S. Curtis Johnson III, our Chairman, and Helen Johnson-Leipold and Clifton Louis, our directors, and some members of their respective immediate families, are descendants of Samuel Curtis Johnson and shareholders of S.C. Johnson & Son and Willow Holdings, Inc. Messrs. Johnson and Louis and Ms. Johnson-Leipold, and members of their respective immediate families, also beneficially own shares of Commercial Markets Holdco, our indirect parent. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”. As a result of these relationships, these individuals may have an interest in our transactions with S.C. Johnson & Son and other Johnson family businesses, including Willow Holdings, Inc. In addition, Rudy Markham and John Rice, directors of JohnsonDiversey Holdings, our direct parent, are also officers of Unilever. As a result of Messrs. Markham’s and Rice’s relationships with Unilever, they may have an interest in our transactions with Unilever.

Transactions with Management

Several of our executive officers are indebted to us in connection with their purchases of shares of class C common stock of Commercial Markets Holdco. In November 1999, November 2000 and December 2000, we agreed to lend some of our executive officers funds to purchase shares of class C common stock at the Applicable Federal Rate for mid-term debt instruments. There are two types of loans to our executive officers. The first type of loan is due and payable four years after the date of the loan. If the executive remains employed by us when the loan is due, 50% of the principal amount of the loan is forgiven. Up to the remaining 50% may be forgiven at the discretion of our board of directors. Under the second type of loan to our executive officers, 5% of the principal amount of the loan, plus interest, is due and payable semiannually for the first five years, with a balloon payment for the remaining 50% of principal on the fifth anniversary of the loan. No loan forgiveness is available for this type of loan. The table below sets forth the name of each executive officer who was indebted to us in an amount in excess of $60,000 during 2002, the largest aggregate amount of indebtedness outstanding at any time during fiscal year 2002, the amount outstanding as of February 28, 2003 and the interest rate on the loans:

Name	Largest Aggregate Amount of Indebtedness Outstanding During Fiscal Year 2002		Amount Outstanding As of February 28, 2003		Interest Rate
Gregory E. Lawton	$1,483,548.61	*	$1,302,836.80	*	6.01% – 6 .08%
President and Chief Executive Officer

Michael J. Bailey	$246,694.20	*	$246,694.20	*	6.01% – 6.08%
Executive Vice President and Chief Financial Officer	$35,516.41	**	$31,076.82	**	5.79%

JoAnne Brandes	$369,565.01	*	$277,019.41	*	6.01% – 6.08%
Executive Vice President, Chief Administrative Officer, General Counsel and Secretary	$39,981.33	**	$34,983.62	**	5.79%

Morio Nishikawa	$282,973.07	*	$190,427.47	*	6.01% – 6.08%
Regional President—Japan	$37,647.39	**	$32,941.43	**	5.79%

Sue Leboza	$77,628.80	*	$77,628.80	*	6.01%
Vice President and Chief Information Officer	$29,326.41	**	$25,660.57	**	5.79%

David S. Andersen	$143,732.80	*	$143,732.80	*	6.01% – 6.08%
Vice President—Global Enterprise Development	$10,147.55	**	$8,879.09	**	5.79%

Gregory F. Clark	$143,732.80	*	$143,732.80	*	6.01% – 6.08%
Senior Vice President—Global Supply Chain	$22,629.03	**	$19,800.37	**	5.79%

Andrew Webb	$299,303.39	*	$226,588.99	*	6.01% – 6.08%
Vice President—Global Strategy Development	$31,254.44	**	$27,347.60	**	5.79%

Paul Mathias	$203,204.80	*	$203,204.80	*	6.01%
Regional President—Asia Pacific

*	Subject to possible loan forgiveness.
**	Not subject to possible loan forgiveness.

Also, on May 31, 2002, we loaned $97,500 to Clive Newman, our Vice President and Corporate Controller, in connection with the purchase of his home. The interest rate on the loan is 5.16% per annum, payable semi-monthly. The loan has a term of five years and matures on May 31, 2007 with no payments against principal due until that date. If Mr. Newman’s employment with us is terminated for any reason before that date, the full amount of unpaid principal and any accrued interest will become due and payable immediately. As of  February 28, 2003, the full amount of the loan was outstanding.

Commercial Markets Holdco is a party to buy-sell agreements with some of our employees, consultants or directors who also own shares of class A or class B common stock of Commercial Markets Holdco. These buy-sell agreements were entered into in connection with our separation from S.C. Johnson & Son in 1999. Under these buy-sell agreements, the holder has the right to sell to Commercial Markets Holdco, and Commercial Markets Holdco is required to purchase, shares of the holder’s class A or class B common stock at a formula price set forth in the agreements. This right may be exercised annually during the months of April, May, October and November. Under the agreement, Commercial Markets Holdco has the option to purchase the holder’s shares upon termination of the holder’s employer-employee, director or consultant relationship with us. In addition, subject to specified exceptions, the holder agrees that it will not sell or otherwise dispose of any of its shares without first offering those shares to Commercial Markets Holdco. If Commercial Markets Holdco does not exercise its right to purchase those shares within a 60-day period, the holder may transfer its shares to the proposed transferee on the same terms and price as set forth in its offer.

ITEM 14.    CONTROLS AND PROCEDURES

Evaluation of JohnsonDiversey’s Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this annual report on Form 10-K, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) and our “internal controls and procedures for financial reporting” (“Internal Controls”). This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the Securities and Exchange Commission (the “SEC”) require that in this section of the annual report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO & CFO Certifications. Appearing immediately following the signature section of this annual report, there are two separate forms of certifications of the CEO and the CFO. The first form of certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (“Section 302 Certification”). This section of the annual report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this annual report. In the course of the Controls Evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning the effectiveness of the controls can be reported in our quarterly reports on Form 10-Q and annual report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by our Internal Audit Department, by other personnel in our Finance organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our board of directors’ audit committee and to our independent auditors and report on related matters in this section of the annual report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our on-going procedures.

During the Controls Evaluation, a material weakness in our Internal Controls in the former DiverseyLever North America operations was discovered to the effect that cash reconciliations were not being performed in a timely manner and the processing of vendor invoices had been delayed, resulting in a requirement for increased accruals for third party services. These weaknesses related to the fourth quarter of fiscal year 2002 and were the result of the transfer, in December of 2002, of accounting operations from the former DiverseyLever operation based in Southfield, Michigan to our headquarters in Sturtevant, Wisconsin. In addition, we discovered that certain intercompany accounts were not being reconciled in a timely manner.

We have acted to correct the identified weaknesses by utilizing additional internal resources to clear the vendor invoice processing backlog before the end of the February 2003 fiscal month, and completing cash and intercompany reconciliations as of the end of fiscal year 2002. Management will further strengthen Internal Controls in these areas in 2003 and will continue to evaluate and implement corrective action to improve the effectiveness of our Disclosure Controls. The actions being taken, and to be taken, by us to correct the weaknesses identified constitute, and will constitute, significant changes in Internal Controls or in other factors that could significantly affect Internal Controls subsequent to the date of the Controls Evaluation.

Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls, including the additional procedures performed and controls instituted by us (the “Additional Procedures”) to supplement our Internal Controls in order to mitigate the effect of the weaknesses identified by the Controls Evaluation, are effective to ensure that material information relating to JohnsonDiversey, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls, including the Additional Procedures, are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Form 10-K.

See the Index to Consolidated Financial Statements on page F-1

See the Exhibit Index on page E-1.

(b)	Reports on Form 8-K.

On December 19, 2002, we filed a current report on Form 8-K dated December 19, 2002, reporting that, on December 19, 2002, we issued a news release responding to questions from investors.

SUPPLEMENTAL INFORMATION FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

Other than this annual report filed on Form 10-K, no other annual reports or proxy soliciting materials have been or will be sent to our security holders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized on April 03, 2003.

JOHNSONDIVERSEY, INC.

By	/S/ MICHAEL J. BAILEY
Michael J. Bailey, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below on April 3, 2003 by the following persons on our behalf in the capacities indicated.

/S/ GREGORY E. LAWTON Gregory E. Lawton	Chief Executive Officer and President and Director (Principal Executive Officer)

/S/ MICHAEL J. BAILEY Michael J. Bailey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ CLIVE A. NEWMAN Clive A. Newman	Vice President and Corporate Controller (Principal Accounting Officer)

/S/ S. CURTIS JOHNSON III* S. Curtis Johnson III	Director and Chairman

/S/ TODD C. BROWN* Todd C. Brown	Director

/S/ IRENE M. ESTEVES* Irene M. Esteves	Director

/S/ ROBERT M. HOWE* Robert M. Howe	Director

/S/ HELEN JOHNSON-LEIPOLD* Helen Johnson-Leipold	Director

/S/ CLIFTON D. LOUIS* Clifton D. Louis	Director

/S/ NEAL R. NOTTLESON* Neal R. Nottleson	Director

/S/ RETO WITTWER* Reto Wittwer	Director

*	Michael J. Bailey, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above-named officers and directors of JohnsonDiversey, Inc., pursuant to a power of attorney executed on behalf of each such officer and director.

By	/S/ MICHAEL J. BAILEY
Michael J. Bailey, Attorney-in-fact

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER OF

JOHNSONDIVERSEY, INC.

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gregory E. Lawton, certify that:

1.	I have reviewed this annual report on Form 10-K of JohnsonDiversey, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 03, 2003	/S/ GREGORY E. LAWTON Gregory E. Lawton President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER OF

JOHNSONDIVERSEY, INC.

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael J. Bailey, certify that:

1.	I have reviewed this annual report on Form 10-K of JohnsonDiversey, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 03, 2003	/S/ MICHAEL J. BAILEY Michael J. Bailey Executive Vice President and Chief Financial Officer

JOHNSONDIVERSEY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended June 30, 2000, June 29, 2001, the Fiscal Six Months Ended December 28, 2001

and the Fiscal Year Ended January 3, 2003

Report of Ernst & Young LLP	F-2

Report of Arthur Andersen LLP	F-3

Consolidated Balance Sheets as of June 29, 2001, December 28, 2001 and January 3, 2003	F-4

Consolidated Statements of Income for the fiscal years ended June 30, 2000 and June 29, 2001, fiscal six months ended December 28, 2001, and fiscal year ended January 3, 2003	F-5

Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2000 and June 29, 2001, fiscal six months ended December 28, 2001, and fiscal year ended January 3, 2003	F-6

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2000 and June 29, 2001, fiscal six months ended December 28, 2001, and fiscal year ended January 3, 2003	F-7

Notes to Consolidated Financial Statements for the fiscal years ended June 30, 2000 and June 29, 2001, fiscal six months ended December 28, 2001, and fiscal year ended January 3, 2003	F-8

Report of Independent Auditors

To the Board of Directors and

Stockholders of JohnsonDiversey, Inc.

We have audited the accompanying consolidated balance sheets of JohnsonDiversey, Inc. and subsidiaries as of January 3, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of JohnsonDiversey, Inc. and subsidiaries as of June 30, 2000, June 29, 2001, December 28, 2001, and for the two fiscal years ended June 29, 2001, and the fiscal six months ended December 28, 2001, were audited by another auditor who has ceased operations and whose report dated June 10, 2002, expressed an unqualified opinion on those statements before the revised disclosures described in Note 22.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JohnsonDiversey, Inc. and subsidiaries at January 3, 2003, and the consolidated results of their operations and their cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed above, the consolidated financial statements of JohnsonDiversey, Inc. as of June 30, 2000 and June 29, 2001, and for the two fiscal years then ended and as of December 28, 2001, and for the fiscal six months then ended were audited by another auditor who has ceased operations. These financial statements have been revised to include restated and additional disclosures of related-party transactions (see Note 22). Our audit procedures with respect to the disclosures in Note 22 for the fiscal years ended June 30, 2000 and June 29, 2001, and the fiscal six months ended December 28, 2001, included agreeing the amounts disclosed as related-party transactions to the Company’s underlying records obtained from management. In our opinion, such disclosures are appropriate. However, we were not engaged to audit, review, or apply any procedures to the financial statements of the Company for fiscal years ended June 30, 2000 and June 29, 2001, and for the fiscal six months ended December 28, 2001, other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on such financial statements taken as a whole.

ERNST & YOUNG LLP

Chicago, Illinois

March 20, 2003

THE FOLLOWING REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT OF ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THE CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2000 AND THE CONSOLIDATED STATEMENTS OF INCOME, STOCKHOLDERS’ EQUITY AND CASH FLOWS FOR THE YEAR ENDED JULY 2, 1999 HAVE NOT BEEN INCLUDED IN THE FINANCIAL STATEMENTS CONTAINED IN THIS REPORT.

SUBSEQUENT TO THE ISSUANCE OF THE FOLLOWING REPORT, WE REVISED OUR FINANCIAL STATEMENTS AS OF JUNE 29, 2001 AND FOR THE FISCAL YEARS ENDED JUNE 30, 2000 AND JUNE 29, 2001 AND AS OF DECEMBER 28, 2001 AND THE FISCAL SIX MONTHS THEN ENDED TO INCLUDE RESTATED AND ADDITIONAL DISCLOSURES OF RELATED PARTY TRANSACTIONS (SEE NOTE 22). IN ADDITION, WE MODIFIED CERTAIN OTHER NOTES TO SUCH FINANCIAL STATEMENTS TO INCLUDE SUPPLEMENTAL AND CLARIFYING DISCLOSURES. THESE CHANGES ARE NOT COVERED BY THE PREVIOUSLY ISSUED REPORT OF ARTHUR ANDERSEN LLP, A COPY OF WHICH IS PROVIDED BELOW.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

JohnsonDiversey, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of JohnsonDiversey, Inc. (formerly S. C. Johnson Commercial Markets, Inc.) (a Delaware corporation) and subsidiaries as of June 30, 2000, June 29, 2001 and December 28, 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended June 29, 2001 and six month period ended December 28, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JohnsonDiversey, Inc. and subsidiaries as of June 30, 2000, June 29, 2001 and December 28, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 29, 2001 and six month period ended December 28, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin

June 10, 2002

JOHNSONDIVERSEY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

	June 29, 2001	December 28, 2001	January 3, 2003
ASSETS
Current assets:
Cash and cash equivalents	$11,801	$8,093	$59,272
Accounts receivable, less allowance of $6,977, $6,802 and $30,424, respectively	176,950	155,314	457,191
Accounts receivable – related parties	6,358	6,305	80,922
Inventories	89,473	99,082	260,983
Deferred income taxes	15,827	12,285	43,682
Other current assets	24,097	21,167	83,742

Total current assets	324,506	302,246	985,792
Property, plant and equipment, net	208,288	207,060	561,835
Capitalized software, net	48,299	61,854	79,343
Goodwill, net	272,795	271,958	1,132,329
Other intangibles, net	4,711	3,349	387,953
Deferred income taxes	26,893	37,542	37,653
Long-term receivables – related parties	—	—	72,475
Other assets	28,056	42,275	119,453

Total assets	$913,548	$926,284	$3,376,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$41,017	$34,121	$68,119
Current portion of long-term debt	6,244	58,144	57,906
Accounts payable	139,549	119,954	218,147
Accounts payable – related parties	12,019	19,669	110,414
Accrued expenses	106,883	99,620	365,429
Accrued profit-sharing	17,231	10,336	7,563
Accrued income taxes	—	2,655	3,189

Total current liabilities	322,943	344,499	830,767
Pension and other postretirement benefits	50,457	83,280	268,962
Note payable to Holdco	12,000	12,000	—
Long-term borrowings	283,381	257,518	1,348,270
Long-term payables – related parties	—	—	11,750
Other liabilities	18,230	19,327	84,051

Total liabilities	687,011	716,624	2,543,800
Stockholders’ equity:
Common stock–$1.00 par value; 200,000 shares authorized; 24,422 shares issued and outstanding	24	24	24
Class A 8% cumulative preferred stock–$100.00 par value; 1,000 shares authorized; 96 shares issued and outstanding at June 29, 2001 and December 28, 2001; no shares issued and outstanding at January 3, 2003	10	10	—
Class B 8% cumulative preferred stock–$100.00 par value; 1,000 shares authorized; 407 shares issued and outstanding at June 29, 2001 and December 28, 2001; no shares issued and outstanding at January 3, 2003	40	40	—
Capital in excess of par value	140,036	140,036	734,568
Retained earnings	84,284	88,142	100,672
Accumulated other comprehensive income (loss)	2,143	(18,592)	1,262
Notes receivable from officers	—	—	(3,493)

Total stockholders’ equity	226,537	209,660	833,033

Total liabilities and stockholders’ equity	$913,548	$926,284	$3,376,833

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands)

	Fiscal Year Ended		Fiscal Six Months Ended December 29, 2001	Fiscal Year Ended January 3, 2003
	June 30, 2000	June 29, 2001
Net sales:
Net product and service sales	$1,028,199	$1,132,833	$548,979	$2,142,109
Sales agency fee income	—	—	—	54,286

	1,028,199	1,132,833	548,979	2,196,395
Cost of sales	490,382	557,434	276,782	1,007,426

Gross profit	537,817	575,399	272,197	1,188,969
Marketing, distribution, administrative and general expenses	427,757	471,788	228,445	1,003,560
Research and development expenses	37,230	38,642	18,586	64,363
Restructuring expense	—	—	—	19,646

Operating profit	72,830	64,969	25,166	101,400
Other expense (income):
Interest expense	12,699	19,251	7,252	90,436
Interest income	(1,405)	(993)	(307)	(5,940)
Other expense (income), net	(17,195)	(2,645)	2,141	(29,011)

Income before taxes	78,731	49,356	16,080	45,915
Provision for income taxes	28,868	16,512	4,908	16,662

Income before minority interests	49,863	32,844	11,172	29,253
Minority interests in net (income) loss of subsidiaries	(205)	(237)	(25)	315

Net income	$49,658	$32,607	$11,147	$29,568

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in Thousands)

	Comprehensive Income	Common Stock	Preferred Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Notes Receivable From Officers	Total Stockholders’ Equity
Balance, July 2, 1999		$24	$50	$140,036	$28,784	$12,339	$—	$181,233
Comprehensive income –
Net income	$49,658	—	—	—	49,658	—	—	49,658
Foreign currency translation adjustments	(2,259)	—	—	—	—	(2,259)	—	(2,259)
Adjustment to minimum pension liability, net of tax	(1,840)	—	—	—	—	(1,840)	—	(1,840)

Total comprehensive income	$45,559

Dividends declared		—	—	—	(12,189)	—	—	(12,189)

Balance, June 30, 2000		$24	$50	$140,036	$66,253	$8,240	$—	$214,603
Comprehensive income –
Net income	$32,607	—	—	—	32,607	—	—	32,607
Foreign currency translation adjustments	(5,762)	—	—	—	—	(5,762)	—	(5,762)
Unrealized losses on derivatives, net of tax	(2,013)	—	—	—	—	(2,013)	—	(2,013)
Adjustment to minimum pension liability, net of tax	1,678	—	—	—	—	1,678	—	1,678

Total comprehensive income	$26,510

Dividends declared		—	—	—	(14,576)	—	—	(14,576)

Balance, June 29, 2001		$24	$50	$140,036	$84,284	$2,143	$—	$226,537
Comprehensive income –
Net income	$11,147	—	—	—	11,147	—	—	11,147
Foreign currency translation adjustments	(2,512)	—	—	—	—	(2,512)	—	(2,512)
Unrealized gains on derivatives, net of tax	638	—	—	—	—	638	—	638
Adjustment to minimum pension liability, net of tax	(18,861)	—	—	—	—	(18,861)	—	(18,861)

Total comprehensive loss	$(9,588)

Dividends declared		—	—	—	(7,289)	—	—	(7,289)

Balance, December 28, 2001		$24	$50	$140,036	$88,142	$(18,592)	$—	$209,660
Comprehensive income –
Net income	$29,568	—	—	—	29,568	—	—	29,568
Foreign currency translation adjustments	51,877	—	—	—	—	51,877	—	51,877
Unrealized losses on derivatives, net of tax	(16,138)	—	—	—	—	(16,138)	—	(16,138)
Adjustment to minimum pension liability, net of tax	(15,885)	—	—	—	—	(15,885)	—	(15,885)

Total comprehensive income	$49,422

Retirement of preferred stock		—	(50)	—	—	—	—	(50)
Capital contributions		—	—	587,682	—	—	—	587,682
Dividends declared		—	—	—	(17,038)	—	—	(17,038)
Contribution of notes receivable from officers		—	—	6,850	—	—	(6,850)	—
Forgiveness of portion of notes receivable from officers		—	—	—	—	—	3,357	3,357

Balance, January 3, 2003		$24	$—	$734,568	$100,672	$1,262	$(3,493)	$833,033

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Fiscal Year Ended		Fiscal Six Months Ended December 28, 2001	Fiscal Year Ended January 3, 2003
	June 30, 2000	June 29, 2001
Cash flows from operating activities:
Net income	$49,658	$32,607	$11,147	$29,568
Adjustments to reconcile net income to net cash provided by operating activities –
Depreciation	24,468	28,920	15,176	86,319
Amortization of intangibles	9,448	20,829	2,983	23,029
Amortization of debt issuance costs	—	—	—	5,951
Deferred income taxes	(3,153)	(6)	(7,107)	(11,271)
Gain from divestitures	(15,177)	(2,979)	—	(11,921)
Loss (gain) on property disposals	(5,988)	—	—	11,626
Other	(2,590)	(82)	1,508	(4,696)
Changes in operating assets and liabilities, net of effects from acquisitions of businesses –
Accounts receivable	(7,974)	28,459	27,333	(34,247)
Inventories	(2,312)	(1,398)	(10,244)	(5,350)
Other current assets	6,071	14,077	2,974	(7,752)
Other assets	(8,495)	5,062	(8,223)	6,038
Accounts payable and accrued expenses	37,220	5,968	(13,291)	87,001
Other liabilities	(8,791)	10,131	(11,883)	56,725

Net cash provided by operating activities	72,385	141,588	10,373	231,020
Cash flows from investing activities:
Capital expenditures	(17,564)	(27,505)	(15,924)	(73,982)
Expenditures for capitalized computer software	(15,370)	(34,286)	(17,005)	(37,904)
Cash from property disposals	14,049	1,457	1,866	20,821
Acquisitions of businesses	(125,387)	(138,678)	—	(1,377,449)
Proceeds from divestitures	25,813	4,834	—	—

Net cash used in investing activities	(118,459)	(194,178)	(31,063)	(1,468,514)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	(70,616)	54,317	24,592	31,903
Proceeds from (repayments of) long-term borrowings	126,028	(337)	—	1,029,153
Capital contributions	—	—	—	385,782
Retirement of preferred stock	—	—	—	(50)
Payment of debt issuance costs	—	—	—	(68,875)
Dividends paid	(12,189)	(14,576)	(7,289)	(17,038)

Net cash provided by financing activities	43,223	39,404	17,303	1,360,875

Effect of exchange rate changes on cash and cash equivalents	8,263	1,380	(321)	(72,202)

Change in cash and cash equivalents	5,412	(11,806)	(3,708)	51,179
Beginning balance	18,195	23,607	11,801	8,093

Ending balance	$23,607	$11,801	$8,093	$59,272

Supplemental cash flows information
Cash paid during the year:
Interest	$11,865	$18,140	$7,227	$69,500
Income taxes	27,941	16,530	457	32,515
Noncash investing and financing activities Contribution of operations acquired by JohnsonDiversey Holdings, Inc.	—	—	—	$201,900

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000, June 29, 2001, December 28, 2001 and January 3, 2003

(Dollars in Thousands)

(1)    Description of the Company–

The accompanying consolidated financial statements include all of the operations, assets and liabilities of JohnsonDiversey, Inc. (formerly S. C. Johnson Commercial Markets, Inc.) (the “Company”). The Company is comprised of a Professional Business and a Polymer Business. The Professional Business is a global manufacturer of commercial, industrial and institutional building maintenance and sanitation products. The Polymer Business is a global manufacturer of polymer intermediates marketed to the printing and packaging, coatings, adhesives and related industries.

Prior to November 5, 1999, the Company was a wholly owned subsidiary of S.C. Johnson & Son, Inc. (“SCJ”). On November 5, 1999, ownership of the Company, including all of its assets and liabilities, was spun-off in a tax-free reorganization. In connection with the spin-off, Commercial Markets Holdco, Inc. (“Holdco”) obtained substantially all of the shares of the Company from SCJ.

Prior to May 3, 2002, Holdco contributed its shares in the Company to Johnson Professional Holdings, Inc., a wholly owned subsidiary of Holdco.

On May 3, 2002, the Company acquired the DiverseyLever business from Conopco, Inc., a subsidiary of Unilever N.V. and Unilever PLC (together, “Unilever”) (see Note 4). At the closing of the acquisition, the Company changed its name to JohnsonDiversey, Inc., and Johnson Professional Holdings, Inc. changed its name to JohnsonDiversey Holdings, Inc. (“Holdings”). In connection with the acquisition, Unilever acquired a 33 1/3% interest in Holdings, with the remaining 66 2/3% continuing to be held by Holdco.

(2)    Summary of Significant Accounting Policies–

Principles of Consolidation–

The consolidated financial statements include the accounts of the Company and their majority owned and controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Year End–

For fiscal 2000 and 2001, the Company’s fiscal year ended on the Friday nearest June 30. In June 2002, the Company elected to change its fiscal year end to the Friday nearest December 31. Accordingly, the accompanying financial statements include the results of operations for the fiscal six months ended December 28, 2001. Each of fiscal years 2000 and 2001, were comprised of 52 weeks. Fiscal 2002 was comprised of 53 weeks.

Use of Estimates–

The preparation of the consolidated financial statements required the use of certain estimates made by management in determining the Company’s assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Revenue Recognition–

Revenue is recognized when risk of loss and title to the product is transferred to the customer, substantially all of which occurs at the time shipment is made. Revenues are recorded net of estimated allowances for returns, discounts and rebates.

On May 3, 2002, the Company acquired the DiverseyLever business (see Note 4). The Company did not acquire the Unilever consumer brands business of DiverseyLever. Prior to the acquisition, Unilever’s consumer brand products were sold, directly or indirectly, by DiverseyLever to institutional and industrial end users. In connection with the acquisition, the Company entered into a sales agency agreement with Unilever relating to these products.

Under the sales agency agreement, the Company acts as Unilever’s exclusive sales agent for the sale of its consumer brand products to institutional and industrial end-users in most countries where DiverseyLever conducted its business prior to the acquisition. In exchange for the Company’s sales agency services, which include sales, promotion, collection and after-sales technical support and customer care, the Company is paid an agency fee. Sales agency fee income is recognized based on a percentage of the net proceeds of sales of Unilever consumer brand products. Expenses incurred pursuant to sales agency services are recorded as marketing, distribution, administrative and general expenses.

Rebates and Customer Incentives–

Rebates granted to customers are accounted for on an accrual basis as a reduction in net sales in the period in which the related sales are recognized.

Volume rebates are supported by customer contracts, which typically extend over two- to five-year periods. In the case where rebate rates are not contractually fixed, the rates used in the calculation of accruals are estimated based on forecasted annual volumes.

Cost of Sales–

Cost of sales includes material costs, packaging costs, production costs and other factory overhead costs.

Marketing, Distribution, Administrative and General Expenses–

Marketing, distribution, administrative and general expenses include distribution expenses, advertising and promotion costs, marketing research and sales overhead costs. Administrative expenses include other administrative and general overhead costs. Shipping and handling costs billed to customers, which are included in revenues and are also recorded as a component of distribution expenses, were $77,881 and $88,811 for the fiscal years ended June 30, 2000 and June 29, 2001, respectively, $45,509 for the fiscal six months ended December 28, 2001, and $202,252 for the fiscal year ended January 3, 2003.

Advertising Costs–

The Company expenses advertising costs as incurred. Total advertising expense was approximately $1,500 and $1,900 for the fiscal years ended June 30, 2000 and June 29, 2001, respectively, $674 for the fiscal six months ended December 28, 2001, and $2,270 for the fiscal year ended January 3, 2003.

Cash and Cash Equivalents–

Cash and cash equivalents include highly liquid investments with original maturity dates of three months or less.

Accounts Receivable–

The Company evaluates the collectibility of its accounts receivable based on a number of factors. For larger accounts greater than 90 days past due, an allowance for doubtful accounts is recorded based on a customer’s ability and likelihood to pay based on management’s review of the facts. For all other customers, the Company recognizes an allowance based on the length of time the receivable is past due based on historical experience.

Inventories–

Inventories are stated at the lower of cost or market. As of June 29, 2001, December 28, 2001, and January 3, 2003, the cost of certain domestic inventories determined by the last-in, first-out (“LIFO”) method amounted to $31,673, $32,533, and $32,690, respectively. This represented approximately 33.4%, 31.1%, and 12.2% of total inventories, respectively. For the balance of the Company’s inventories, cost is determined using the first-in, first-out (“FIFO”) method. If the FIFO method of accounting had been used for all inventories, they would have been approximately $5,308, $5,533, and $6,745 higher than reported at June 29, 2001, December 28, 2001 and January 3, 2003, respectively. The components of inventory, as stated on a LIFO basis, are as follows:

	June 29, 2001	December 28, 2001	January 3, 2003
Raw materials and containers	$27,886	$30,966	$72,551
Finished goods	61,587	68,116	188,432

Total inventories	$89,473	$99,082	$260,983

Property, Plant and Equipment–

Property, plant and equipment are stated at cost. Major replacements and improvements are capitalized, while maintenance and repairs which do not improve or extend the life of the respective assets are expensed as incurred. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the assets, which range from 20-40 years for buildings, 3-10 years for machinery and equipment, and 5-20 years for improvements.

When properties are disposed of, the related costs and accumulated depreciation are removed from the respective accounts, and any gain or loss on disposition is reflected in other income or other expense.

Property, buildings and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When possible impairment exists, the Company utilizes estimates of undiscounted cash flows over the remaining life of the asset to measure recoverability. No such impairment exists for the periods presented.

Capitalized Software–

The Company capitalizes both internal and external costs to develop computer software for internal use. These costs are accounted for under the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 permits the capitalization of certain costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use. Accordingly, certain costs of this internal-use software are capitalized beginning at the software application development phase.

Capitalized software costs are amortized using the straight-line method over the expected useful life of the software, which is generally five years.

Goodwill and Other Intangible Assets–

Goodwill and other intangible assets are stated at cost less accumulated amortization computed by the straight-line method. Goodwill was amortized over periods ranging from 15 to 40 years prior to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles (“SFAS 142”). The Company adopted SFAS 142 on July 1, 2001. Upon adoption of SFAS 142, goodwill and indefinite-lived intangible assets are no longer subject to amortization over their estimated useful lives. Rather, they are subject to at least an annual assessment for impairment by applying a fair-value-based test.

Other intangible assets are required to be separately recognized if the benefit of the intangible asset can be sold, transferred licensed, rented or exchanged. Amortization of definite-lived intangible assets over their useful lives is required. Trademarks, patents and other definite-lived identifiable intangible assets have been assigned an estimated finite life and are amortized on a straight-line basis over periods ranging from 1 to 37 years.

Net income excluding goodwill amortization expense for the fiscal years ended June 30, 2000 and June 29, 2001, is as follows:

	June 30, 2000	June 29, 2001
Net income as reported	$49,658	$32,607
Plus – Goodwill amortization, net of tax	5,600	12,000

Net income excluding goodwill amortization	$55,258	$44,607

Foreign Currency Translation–

The functional currencies of the Company’s international subsidiaries are the local currencies. Accordingly, assets and liabilities of international subsidiaries have been translated at exchange rates at the respective balance sheet dates, and revenue and expenses have been translated at monthly weighted-average rates for the periods presented. The aggregate effects of translation adjustments have been included in accumulated other comprehensive income (loss) (see Note 23) except in the case of hyper-inflationary accounting, which effects are recorded as a component of other (income) expense, net and was $1,404 for the fiscal year ended January 3, 2003. Gains and losses resulting from foreign currency transactions are recorded as a component of other (income) expense, net and were not material for the fiscal years ended June 30, 2000 and June 29, 2001 and the fiscal six months ended December 28, 2001, and were $1,798 for the fiscal year ended January 3, 2003.

Stock Compensation–

The Company measures compensation cost for stock-based compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under the intrinsic value method, compensation cost is the excess, if any, of the fair value at grant date or other measurement date of the stock that may be purchased upon exercise of an option over the option’s exercise price.

New Accounting Pronouncements–

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). This statement establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of this statement will have a significant impact on its consolidated financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed of (“SFAS 121”), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions (“APB 30”), for the disposal of a segment of a business. However, SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. SFAS 144 also retains the requirement under APB 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and for interim periods within those fiscal years. The Company’s adoption of SFAS 144, effective for the fiscal year ended January 3, 2003, has not had a significant impact on its consolidated financial position or results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Disposal Activities (“SFAS 146”). Under SFAS 146, liabilities for costs associated with a plan to dispose of an asset or to exit a business activity must be recognized in the period in which the costs are incurred. SFAS 146 is effective for disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of this statement will have a significant impact on its consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation 45”), which expands on the guidance for the accounting and disclosure of guarantees. Each guarantee meeting the characteristics described in Interpretation 45 is to be recognized and initially measured at fair value. In addition, guarantors will be required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote, which represents another change from general current practice. Interpretation 45’s disclosure requirements are effective for financial statements for annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is currently evaluating the requirements and impact of Interpretation 45 on the Company’s financial position and results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for annual periods ending after December 15, 2002, and interim periods beginning after December 31, 2002. The Company adopted the amendments to SFAS 123 disclosure provisions required under SFAS 148 but will continue to use the intrinsic value method under APB 25 to account for stock-based compensation.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46”). Interpretation 46 defines a “variable interest entity” and requires a company to consolidate such an entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Interpretation 46 is immediately effective for variable interest entities created after January 31, 2003, and effective June 15, 2003, for variable interest entities created on or prior to January 31, 2003. The Company does not believe that the adoption of this interpretation will have a significant impact on its consolidated financial position or results of operations.

(3)    Acquisitions–

In February 2000, the Company acquired Reinigings Techniek Benelux B.V. for approximately $7,080 in cash. Goodwill booked with respect to the acquisition was approximately $5,648.

In April 2000, the Company acquired Teepol, Ltd. for approximately $116,605. Goodwill booked with respect to the acquisition was approximately $102,000.

In September 2000, the Company acquired the stock of The Butcher Company for $131,452. Goodwill booked with respect to the acquisition was approximately $111,000. In addition, the Company also purchased land and buildings from the previous owners of The Butcher Company for approximately $3,200.

In May 2002, the Company acquired the DiverseyLever business from Unilever. See Note 4 below.

In June and September 2002, in connection with the completion of the Company’s “spin-off” from SCJ referred to in Note 1 above, the Company acquired business assets in Kenya, the Netherlands, South Africa, Turkey and Venezuela for combined proceeds of $4,022. Goodwill booked with respect to the acquisitions was $3,753.

All of these acquisitions were accounted for under the purchase method of accounting. Operations from the acquisitions are included in the Company’s financial statements from the respective dates of acquisition.

(4)    Acquisition of the DiverseyLever Business–

On May 3, 2002, the Company acquired the assets and equity interests of the DiverseyLever business – the institutional and industrial cleaning and sanitation business of Unilever. In addition, with specified exceptions, the Company and its parent, Holdings, assumed liabilities to the extent relating to, or arising out of, the DiverseyLever business. The acquisition was accounted for under the purchase method of accounting. Operations from the DiverseyLever business are included in the Company’s consolidated financial statements from the date of acquisition.

The acquisition consisted of numerous individual transactions carried out by various entities within the consolidated group making up the Company and by Holdings. Holdings received $352,059 from Unilever in exchange for a 33 1/3% equity interest in Holdings, subject to subscription price adjustments described below. The cash received from this transaction was contributed to the Company and certain of its subsidiaries to fund individual transactions at local levels. In addition, Holdings issued senior discount notes (the “Senior Discount Notes”) to Unilever with a fair value of $201,900 in exchange for certain businesses, which were contributed to the Company and certain of its subsidiaries. The obligations under the Senior Discount Notes were retained by Holdings and were not assumed by the Company. The Company does not guarantee the Senior Discount Notes nor are its assets pledged as collateral for the Senior Discount Notes.

The Company believes that the acquisition will provide revenue growth and cost savings through the integration of the DiverseyLever business. The Company seeks to achieve these goals through cross-selling opportunities due to the complementary product offerings and geographic footprint of the combined business. The acquisition greatly increases the Company’s network of international distributors and the size of its direct sales force, thus broadening global access to existing and new end users. The Company also intends to obtain significant cost savings from the rationalization of manufacturing plants, consolidation of physical distribution infrastructure and reduction in overlapping back-office and administrative functions.

The following represents the preliminary allocation of purchase price:

Cash purchase price[1]	$1,029,836
Senior Discount Notes of Holdings[2]	201,900
Equity in Holdings issued to Unilever[3]	352,059
Transaction-related costs	39,564
Net debt adjustment payable in cash[4]	15,320
Net debt adjustment to subscription price[4]	11,750
Working capital adjustment payable in cash[4]	33,568
Working capital adjustment to subscription price[4]	(36,540)
Pension adjustment – EBITDA[4]	2,580
Pension adjustment–fully funded[4]	(108,017)

Total purchase price	1,542,020
Fair value of net tangible assets acquired[5]	(389,603)

Excess purchase price	1,152,417
Allocation to intellectual property[6]	(122,941)
Allocation to other identified intangible assets[6]	(235,394)

Goodwill	$794,082

[1]	U.S. dollar equivalent as of May 3, 2002, of cash paid in consideration of shares and assets, net of cash received by Holdings in consideration of Unilever’s 33 1/3% interest in Holdings.
[2]	Senior Discount Notes of Holdings issued to Unilever, stated at fair value as of May 3, 2002.
[3]	U.S. dollar equivalent as of May 3, 2002, of cash received in consideration of Unilever’s 33 1/3% equity interest in Holdings, representing fair value.
[4]	See Subsequent Purchase Price Adjustments below.
[5]	See Determination of Net Tangible Assets Acquired below.
[6]	See Identified Intangible Assets below.

Determination of Net Tangible Assets Acquired

The following is a preliminary condensed statement of net assets reflecting the fair value of tangible net assets acquired at May 3, 2002.

Assets
Current assets:
Cash	$44,651
Net accounts receivable	278,421
Inventories	143,957
Other current assets	43,087

Total current assets	510,116
Deferred income taxes	20,118
Net property, plant and equipment	332,325
Other assets	18,323

Total assets	880,882
Liabilities
Current liabilities:
Short-term borrowings	19,234
Accounts payable	103,883
Accrued income taxes	23,899
Other current liabilities	187,783

Total current liabilities	334,799
Other non-current liabilities	156,480

Total liabilities	491,279

Net tangible assets acquired	$389,603

General

Except with respect to the specific items discussed below, the Company performed an analysis of the closing balance sheet of the DiverseyLever business provided by Unilever in order to identify adjustments to arrive at fair market values of net assets acquired.

Adjustments to Fair Market Value of Property, Plant and Equipment

The fair value of property, plant and equipment was based on an independent valuation and is included in net tangible assets acquired in the preceding schedule of tangible net assets acquired. The valuation resulted in an increase of $33,446 to DiverseyLever’s pre-acquisition cost.

Adjustment to Pension Liabilities

The Company recorded a preliminary adjustment of pension and other post-employment benefit (“OPEB”) liabilities to reflect the projected benefit obligations assumed in excess of plan assets acquired based on actuarial valuations. The adjustment represents a $62,008 increase to DiverseyLever’s pre-acquisition recorded pension and OPEB liabilities, which is included in other non-current liabilities in the preceding schedule of net tangible assets acquired. The adjustment is subject to the completion of an actuarial evaluation. The adjustment is expected to be finalized by December 2003 and, accordingly, is subject to change.

Environmental Liabilities

The Company recorded $10,100 of environmental liabilities, representing the Company’s best estimate of contamination costs not indemnified under the purchase agreement (see Note 25). The adjustment is recorded in other current liabilities in the preceding schedule of net tangible assets acquired. The Company continues to evaluate the extent and nature of contamination and intends to record adjustments to the liabilities prior to June 2003.

Exit Liabilities

Prior to the acquisition date, the Company began to formulate an exit plan for certain of the former DiverseyLever business operations, which includes the involuntary termination of employees and the closing of a currently undetermined number of facilities. The Company recorded an estimated liability in the amount of $70,094, which is included in other current liabilities in the preceding schedule of net tangible assets acquired (see Note 13). The liability includes $63,635 for severance and related benefits pertaining to the involuntary termination of approximately 1,000 DiverseyLever employees, 471 of which were terminated prior to January 3, 2003, mainly in administrative, finance, human resources and manufacturing positions within the DiverseyLever business. In addition, the Company has accrued $6,459 for the exit costs associated with the closure of specific DiverseyLever facilities. Any future adjustments to these liabilities will be recorded against goodwill.

Identified Intangible Assets

Intellectual Property

Intellectual property, including trademarks, patents and licenses, was independently valued based on the capitalized earnings method. This method takes into account the present value of the expected royalties that would be received by the Company from a third party for the use of the brands and other intellectual property. Trademarks, including the DiverseyLever name, are not amortized, as the lives of these assets are deemed indefinite. Trademarks will be reviewed for impairment on an annual basis and will be written down if impairment is determined. Patents are amortized over the average remaining patent life, which was deemed to be 10 years. Licenses are amortized over their remaining license periods, which are one to ten years.

Other Identified Intangible Assets

Other identified intangible assets include customer lists and the sales agency agreement with Unilever (see Note 2). Customer lists were independently valued based on an analysis of internal and external costs associated with the establishment of the customer base. Customer lists are amortized over 3 to 37 years based on the average life cycle of the customers included in the list. The sales agency agreement was independently valued based on the capitalized earnings method. This method takes into account the present value of the expected agency fees that would be received over the 5-year life of the contract based on forecasted sales volumes, net of related costs. The sales agency agreement is being amortized over 5 years, representing the life of the contract.

Goodwill

Of total goodwill resulting from the transaction, approximately $466 million is deductible for tax purposes.

Subsequent Purchase Price Adjustments

Net Debt Adjustment Payable in Cash

The purchase agreement required Unilever to prepare a schedule of outstanding DiverseyLever debt and cash balances existing at the closing date. In the event that DiverseyLever’s cash balance exceeded its debt balance at the closing date, the purchase agreement required the Company to pay Unilever the amount of such excess (or vice-versa) as an adjustment to the purchase price. DiverseyLever’s cash balance exceeded its debt balance at the closing date, and the adjustment was determined to be $15,320, of which $5,582 was paid by the Company to Unilever in July 2002 and the balance was paid in February 2003. The entire adjustment was recorded in the January 3, 2003 consolidated financial statements as an increase to purchase price.

Net Debt Adjustment to Subscription Price

The purchase agreement required the Company to prepare a schedule of its outstanding pre-acquisition debt and cash balances existing at the closing date. In the event that the Company’s pre-acquisition debt balance exceeded its cash balance in excess of $380,500, the purchase agreement requires the Company to pay to Unilever the amount of such excess (or vice-versa) as an adjustment to the subscription price paid by Unilever for its equity interest in Holdings. The adjustment, together with interest from the closing date, will be paid at the time that Unilever ceases to hold its equity interest in Holdings. This adjustment was determined to be $11,750 payable by the Company to Unilever. The adjustment was recorded in the January 3, 2003 consolidated financial statements as an increase to purchase price. Interest expense will be recognized over the period that the liability remains outstanding.

Working Capital Adjustment Payable in Cash

Based on DiverseyLever’s final pre-closing balance sheet, a comparison was made of the final working capital amount as defined in the purchase agreement to a predetermined working capital amount defined in the purchase agreement. To the extent that the final working capital deviated from the predetermined working capital amount, subject to certain thresholds, the purchase agreement required the Company to pay or granted the Company the right to receive payment as an adjustment to the purchase price for such deviation, subject to certain factors. The adjustment was determined to be $33,568 and was paid by the Company to Unilever in November 2002. The payment was recorded as an increase to purchase price in the January 3, 2003 consolidated financial statements.

Working Capital Adjustment to Subscription Price

Based on the Company’s final pre-closing balance sheet, a comparison was made of the final working capital amount as defined in the purchase agreement to a predetermined working capital amount defined in the purchase agreement. To the extent that the final working capital amount deviated from the predetermined working capital amount, subject to certain thresholds, the purchase agreement required Unilever to pay or granted Unilever the right to receive payment for such deviation as an adjustment to the subscription price paid by Unilever for its equity interest in Holdings, subject to certain factors. The adjustment, together with interest from the closing date, will be paid at the time that Unilever ceases to hold its equity interest in Holdings. Based on a preliminary determination of the adjustment, the Company will receive a payment from Unilever in the amount of $36,540. The estimated adjustment was recorded as a reduction to purchase price in the January 3, 2003 consolidated financial statements. Interest will be recognized as income over the period that the receivable remains outstanding.

Pension Adjustment – EBITDA

The purchase price of the DiverseyLever business was calculated as a multiple of projected earnings before interest, taxes, depreciation and amortization (“EBITDA”). The calculation included an adjustment to pension expense from that recognized for statutory purposes to an estimate of such expenses under accounting principles generally accepted in the United States (“US GAAP”). Subsequent to closing, pro forma US GAAP pension expense was actuarially determined for the fiscal year ended June 29, 2001. Because the pro forma expense is lower than the estimated expense used in the determination of the purchase price, the Company will make a payment to Unilever in an amount equal to the variance multiplied by the factor used in determining the purchase price. Payment is due upon finalization and agreement of the adjustment between the parties. Based on the actuarial calculation, the estimated payment of $2,580 was recorded as an increase to purchase price. The adjustment is expected to be finalized and agreed with Unilever by December 2003 and is, accordingly, subject to change.

Pension Adjustment-Fully Funded

The purchase price of the DiverseyLever business will be adjusted to the extent that transferred pension liabilities (the Projected Benefit Obligation as determined under US GAAP) exceed related plan assets. This adjustment will be applied to plans classified as funded and unfunded, and will be reduced for anticipated future tax benefits. Payments by Unilever will occur over a seven-year period, primarily consisting of cash payments over a two-year period following the acquisition, with the remainder to be paid, together with interest, at the time that Unilever ceases to hold its equity interest in Holdings. The consolidated financial statements include an estimated adjustment representing net aggregate payments to the Company in the amount of $108,017, of which $43,623, including interest of $485, was received prior to January 3, 2003. The preliminary receivable was recorded as a reduction to purchase price. The adjustment is expected to be finalized and agreed with Unilever by December 2003 and is, accordingly, subject to change.

Pro Forma Results (Unaudited)

The following reflects the unaudited pro forma results for the Company giving effect to the acquisition of the DiverseyLever business and the related financings as if they had occurred at the beginning of each period.

	Fiscal Year Ended
	December 28, 2001	January 3, 2003
Net revenues	$2,575,492	$2,658,895
Net income (loss)	(3,014)	29,762

(5)    Other Investments–

On March 19, 2000, the Company and Tennant Company (“Tennant”) formed a new company – NexGen Floorcare Systems Company (“NexGen”). The Company contributed $335 to obtain a 67% ownership interest in NexGen. This joint venture is consolidated in the Company’s financial statements.

On October 10, 2000, the Company invested $4,026 of cash in Cleanwise Inc. (“Cleanwise”) in return for a 7% ownership interest. This investment is accounted for under the cost method and included with other assets on the consolidated balance sheet.

(6)    Divestitures–

In October 1999, the Company sold its PCO Canada operations for cash proceeds of $25,813. The gain realized from the sale was $15,177 and is included as a component of other (income) expense, net in the consolidated statements of income.

In July 2000, the Company sold its interest in the Acurid joint venture for $4,834. The gain realized on the sale of Acurid was approximately $2,979 and is included as a component of other (income) expense, net in the consolidated statements of income.

In May 2002, the Company disposed of a nonstrategic dishwash detergent product line for $10,444. The gain realized on the sale was $9,566 and is included as a component of other (income) expense in the consolidated statements of income. Annual revenues for the product line approximated $6,900 for the year ended December 28, 2001. In November 2002, the Company disposed of a nonstrategic adhesives product line for $2,500. The gain realized on the sale was $2,355 and is included as a component of other (income) expense in the consolidated statements of income. Annual revenues for the product line approximated $2,400 for the year ended January 3, 2003. The product line disposals were part of larger cash-flow-generating groups and do not represent separate components of the entities. Therefore, the disposal of these product lines were not reported as discontinued operations.

(7)    Accounts Receivable Securitization–

The Company and certain of its U.S. subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001 whereby they sell on a continuous basis certain domestic trade receivables to a wholly owned, consolidated special purpose, bankruptcy-remote subsidiary (“JWPRC”) of the Company. JWPRC was formed for the sole purpose of buying and selling receivables generated by the Company and the U.S. subsidiaries party to the agreement. JWPRC in turn sells an undivided interest in the total domestic accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the percentage of total domestic receivables deemed eligible. The amounts of the beneficial interest of accounts receivable sold under these arrangements are excluded from accounts receivable in the Company’s consolidated balance sheets. As of December 28, 2001 and January 3, 2003, the Conduit held $41,500 and $35,900, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheets.

The Company had a retained interest of $17,377 and $20,701 in the receivables of JWPRC as of December 28, 2001 and January 3, 2003, respectively. The retained interest is included in the accounts receivable balance reflected in the consolidated balance sheet at estimated fair value.

The accounts receivable securitization arrangement is accounted for as a sale of receivables under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – A replacement of FASB Statement No. 125. Proceeds from the sale of receivables will be used to pay down existing debt facilities. Costs associated with the sale of beneficial interests in the receivables vary on a monthly basis and are generally related to the commercial paper rate and administrative fees associated with the overall program facility. Such costs were $905 and $1,061 for the fiscal six months ended December 28, 2001, and the year ended January 3, 2003, respectively, and are included in other (income) expense, net in the consolidated statements of income.

The Company and the U.S. subsidiaries party to the agreements have retained responsibility for servicing accounts receivable of JWPRC corresponding to each of them. No servicing asset or liability has been recorded because the benefits of servicing are expected to be just adequate to compensate the Company and subsidiaries for their servicing responsibilities.

(8)    Property, Plant and Equipment–

Property, plant and equipment consisted of:

	June 29, 2001	December 28, 2001	January 3, 2003
Land and improvements	$24,668	$23,870	$65,510
Buildings and leasehold improvements	98,041	97,780	165,755
Equipment	231,560	246,465	529,029
Capital leases	1,070	1,536	17,273
Construction in progress	13,192	14,533	35,883

	368,531	384,184	813,450
Less – Accumulated depreciation	(160,243)	(177,124)	(251,615)

Property, plant and equipment, net	$208,288	$207,060	$561,835

(9)    Capitalized Software–

Capitalized software consisted of:

	June 29, 2001	December 28, 2001	January 3, 2003
Capitalized software	$49,656	$65,018	$90,954
Less – Accumulated amortization	(1,357)	(3,164)	(11,611)

	$48,299	$61,854	$79,343

The changes in capitalized software between the periods above are due to additional capitalization, amortization and fluctuations in foreign currency exchange rates. Amortization expense related to capitalized software was $1,357 for the fiscal year ended June 29, 2001, $1,807 for the fiscal six months ended December 28, 2001, and $9,253 for the fiscal year ended January 3, 2003. No amortization of capitalized software was incurred prior to the last six months of fiscal 2001, as no projects were put in service prior to July 2001. During the fiscal year ended January 3, 2003, the Company capitalized $3,311 of interest in connection with its ongoing software projects. Periodically, the Company assesses potential impairment of capitalized software balances. In the fiscal year ended January 3, 2003, the Company recorded an impairment charge of $10,114 included in marketing, distribution, administrative and general expense related to the integration of computer systems in Europe in connection with the acquisition of the DiverseyLever business.

(10)    Goodwill and Other Intangible Assets–

Intangible assets consisted of:

	Weighted-Average Useful Lives	June 29, 2001	December 28, 2001	January 3, 2003
Goodwill	—	$369,103	$368,285	$1,227,848
Amortizable:
Trademarks, patents and licenses	9 years	7,571	5,391	39,935
Customer lists, contracts and other intangibles	12 years	—	—	256,456
Nonamortizable:		—
Trademarks, patents and licenses	—		—	117,551
Customer lists, contracts and other intangibles	—	—	—	1,727
Accumulated amortization	—	(99,168)	(98,369)	(123,235)

Intangible assets, net		$277,506	$275,307	$1,520,282

Amortization expense for intangibles was $9,448 and $19,472 for the fiscal years ended June 30, 2000 and June 29, 2001, respectively, $602 for the fiscal six months ended December 28, 2001, and $23,029 for the fiscal year ended January 3, 2003.

Changes in net goodwill are as follows:

	Fiscal Year Ended	Fiscal Six Months Ended	Fiscal Year Ended
	June 29, 2001	December 28, 2001	January 3, 2003
Balance at beginning of period	$199,041	$272,795	$271,958
Acquisitions	111,000	193	797,835
Post-acquisition adjustments to purchase price	—	3,619	—
Amortization	(18,045)	—	—
Impact of foreign currency fluctuations	(19,201)	(4,649)	62,536

Balance at end of period	$272,795	$271,958	$1,132,329

The aggregate amounts of anticipated amortization of intangible assets for each of the next five fiscal years and thereafter are as follows:

Year
2003	$31,694
2004	30,846
2005	28,334
2006	26,738
2007	24,451
Thereafter	126,612

$268,675

(11)    Indebtedness and Credit Arrangements–

Indebtedness and Credit Arrangements

The following represents the Company’s indebtedness and credit arrangements at June 29, 2001, December 28, 2001, and January 3, 2003:

	June 29, 2001	December 28, 2001	January 3, 2003
Short-term borrowings:
Lines of credit	$41,017	$34,121	$35,419
Revolving credit facilities, bearing interest at LIBOR, plus 325 basis points	—	—	32,700

	$41,017	$34,121	$68,119

Long-term borrowings:
Revolving credit facilities	$143,000	$174,429	$—
Floating rate senior note	48,108	46,338	—
Floating rate bank debt	98,517	94,895	—
Note payable to Holdco	12,000	12,000	—
Term loan A, bearing interest at LIBOR, plus 325 basis points	—	—	167,325
Term loan B, bearing interest at LIBOR or EURIBOR, plus 350 basis points	—	—	676,489
Term loan C, bearing interest at LIBOR, plus 325 basis points	—	—	29,239
Senior subordinated notes, bearing interest at 9.625%	—	—	533,123

	301,625	327,662	1,406,176
Less: Current portion	6,244	58,144	57,906

	$295,381	$269,518	$1,348,270

Amortization of Long-term Borrowings

Aggregate scheduled maturities of long-term borrowings in each of the next five fiscal years and thereafter are as follows:

Year
2003	$57,906
2004	34,318
2005	38,249
2006	38,249
2007	42,180
Thereafter	1,195,274

$1,406,176

Credit Facilities

In connection with the acquisition, the Company entered into senior secured credit facilities consisting of three term loan facilities and dollar/euro- and yen-based revolving facilities. The term loan facilities consist of: a tranche A term loan facility in an aggregate principal amount of $220,250, maturing in May 2008 with scheduled principal reductions semiannually; a tranche B term loan facility in aggregate principal amounts of $450,000 and EUR 221,900 ($203,500), maturing in November 2009 with scheduled principal reductions semiannually; and a tranche C term loan facility in an aggregate principal amount of $29,750, maturing in May 2008 with scheduled principal reductions semiannually. All term loan facilities bear interest at floating rates based on LIBOR or EURIBOR, plus a variable, leverage ratio-based spread of 250-350 basis points.

The Company’s dollar/euro- and yen-based revolving credit facilities are structured as follows: the aggregate principal amount of the dollar/euro revolving credit facility is $210,000, of which up to EUR 170,000 ($176,100) is available to be borrowed in euro; and the aggregate principal amount of the yen revolving credit facility is JPY 11,526,300 ($96,000). At January 3, 2003, borrowings were $32,700 and $0 under the dollar/euro and yen facilities, respectively. The revolving facilities bear interest at floating rates based on LIBOR, plus a variable, leverage ratio-based spread of 250-325 basis points.

Financial Covenants

Under the terms of its credit facilities, the Company is subject to specified financial covenants. The most restrictive covenants under the credit facilities require the Company to meet the following targets and ratios:

Maximum Leverage Ratio

The Company is required to maintain a leverage ratio for each financial covenant period of no more than the maximum ratio specified in the credit facilities for that financial covenant period. The maximum leverage ratio is the ratio of: (i) the Company’s consolidated indebtedness (excluding up to $55 million of indebtedness incurred under the Company’s securitization facility and indebtedness relating to specified interest rate hedge agreements) as of the last day of each financial covenant period to (ii) the Company’s consolidated EBITDA for the same financial covenant period. EBITDA is generally defined in the credit facilities as earnings before interest, taxes, depreciation and amortization, plus the addback of specified expenses. The credit facilities require that the Company’s maximum leverage ratio not exceed a continuously declining range from 5.25 to 1 for the financial covenant period ending January 3, 2003, to 2.50 to 1 for the financial covenant periods ending nearest March 31, 2006.

Minimum Interest Coverage Ratio

The Company is required to maintain an interest coverage ratio for each financial covenant period of no less than the minimum ratio specified in the credit facilities for that financial covenant period. The minimum interest coverage ratio is the ratio of: (i) the Company’s consolidated EBITDA for a financial covenant period to (ii) the Company’s cash interest expense for that same financial period. The credit facilities require that the Company’s minimum interest coverage ratio not exceed a continuously increasing range from 2.15 to 1 for the financial covenant period ending January 3, 2003, to 4.50 to 1 for the financial covenant periods ending nearest March 31, 2005.

Capital Expenditures

The credit facilities prohibit the Company from making capital expenditures during any year in an amount exceeding a continuously declining range from $148,400 in 2002 to $113,200 in 2007. Beginning in 2003, however, the Company can exceed the limitation in any year by the amount, if any, by which the limitation for the previous year exceeded actual capital expenditures made in that previous year.

In addition, the credit facilities contain covenants that restrict the Company’s ability to declare dividends and to redeem and repurchase capital stock. The credit facilities also limit the Company’s ability to incur additional liens, engage in sale-leaseback transactions and incur additional indebtedness and make investments.

As of January 3, 2003, the Company was in compliance with all covenants under the credit facilities.

Indentures for the Notes

The indentures for the senior subordinated notes of the Company restrict the Company’s ability and the ability of its restricted subsidiaries to, among other things, incur additional indebtedness; pay dividends on, redeem or repurchase capital stock; issue or allow any person to own preferred stock of restricted subsidiaries; in the case of non-guarantor subsidiaries, guarantee indebtedness without also guaranteeing the notes; in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to the Company; make investments; incur or permit to exist liens; enter into transactions with affiliates; merge, consolidate or amalgamate with another company; and transfer or sell assets.

As of January 3, 2003, the Company was in compliance with all covenants under the indentures for the senior subordinated notes.

Cross Defaults

The Company’s failure to comply with the covenants in its credit facilities or its indentures for the senior subordinated notes or the Company’s inability to comply with financial ratio tests or other restrictions could result in an event of default under the indentures for the senior subordinated notes or the credit facilities. Additionally, a payment default or default that results in the acceleration of indebtedness aggregating $25,000 or more, including, without limitation, indebtedness under the credit facilities, the indentures for the senior subordinated notes and indebtedness under the Company’s securitization facility and foreign lines of credit, is also an event of default under the credit facilities, the indentures for the senior subordinated notes and the indenture for Holdings’ Senior Discount Notes. Further, specified defaults under the credit facilities and the indentures for the senior subordinated notes constitute defaults under the Company’s securitization facility, some of the Company’s foreign lines of credit and the Company’s license agreements with SCJ. A default, if not cured or waived, may permit acceleration of the Company’s indebtedness or result in a termination of its license agreements.

Interest Rate Swaps

In connection with term loan B, the Company is party to seven interest rate swaps, as described in Note 12.

Stockholders’ Agreement

In connection with the acquisition of DiverseyLever, Holdings entered into a stockholders’ agreement with its stockholders–Holdco and Marga B.V., a subsidiary of Unilever N.V. The stockholders’ agreement limits Holdings’ and the Company’s ability to effect various transactions, including among others, entering into certain transactions with affiliates, issuing additional shares of capital stock or other equity or equity-related interests, incurring certain types of indebtedness and making certain investments.

(12)    Financial Instruments–

The Company utilizes financial instruments, primarily forward exchange contracts, to manage exposure to foreign currency fluctuations. The Company does not hold or issue financial instruments for trading purposes.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties with regard to these off-balance sheet financial instruments. To minimize the risk of credit losses, the Company monitors the credit standing of the counterparties and deals only with counterparties that have “A” or better credit ratings on their senior debt. Credit exposure is also limited through diversification of counterparties, thus reducing the exposure to any one financial institution. The Company does not anticipate any nonperformance by its counterparties.

As of January 3, 2003, the Company was party to nine forward exchange contracts to sell various foreign currencies for a notional amount of $81,926 for the purpose of hedging open balance sheet positions. Net unrealized losses of $1,663 associated with the effective portions of these contracts are included in other comprehensive income as of January 3, 2003. All such gains and losses are expected to be reclassified out of comprehensive income over the next twelve months based upon the maturities of the contracts. The ineffective portion of the gains or losses associated with such contracts is recognized in the consolidated statements of income in the period in which these gains and losses are incurred. The ineffective portion of the gains (losses) on forward exchange contracts was $2 and $313 for the fiscal years ended June 30, 2000 and June 29, 2001, respectively, $53 for the fiscal six months ended December 28, 2001, and $949 for the year ended January 3, 2003, and were reported as other income in the consolidated statements of income.

As of January 3, 2003, the Company was party to 48 forward exchange contracts to purchase and sell various foreign currencies for a notional amount of $20,063 for the purpose of hedging future cash flows on imports. Net unrealized gains of $83 associated with the effective portions of these contracts are included in other comprehensive income as of January 3, 2003. All such gains and losses, based on the maturities of the contracts, are expected to be reclassified out of comprehensive income over the next twelve months. The ineffective portion of the gains or losses associated with such contracts is recognized in the consolidated statements of income in the period in which these gains and losses are incurred. No such gains and losses were recognized during the year ended January 3, 2003.

As of January 3, 2003, the Company was party to seven interest rate swaps entered into in May 2002. The latest expiration date is May 2007. These swaps were purchased to hedge the Company’s floating interest rate exposure on term loan B (see Note 11) with a final maturity of November 2009. Under the terms of these swaps, the Company pays a fixed rate of 4.8% and receives three-month LIBOR on the notional amount of U.S. dollar swaps and three-month EURIBOR on the notional amount of Euro swaps for the life of the swaps. Unrealized gains and losses on these interest rate swaps are recognized in other comprehensive income, net of tax. The net unrealized loss included in other comprehensive income was $17,010.

(13)    Restructuring liabilities–

Prior to the acquisition date, the Company began to formulate an exit plan for certain of the former DiverseyLever business operations, which includes the involuntary termination of employees and the closing of a currently undetermined number of facilities. The Company recorded an estimated liability in the amount of $70,094, which is included in other current liabilities in the preceding schedule of tangible net assets acquired. The liability includes $63,635 for severance and related benefits pertaining to the involuntary termination of approximately 1,000 DiverseyLever employees, 471 of which were terminated prior to January 3, 2003, mainly in administrative, finance, human resources and manufacturing positions within the DiverseyLever business. In addition, the Company has accrued $6,459 for the exit costs associated with the closure of specific DiverseyLever facilities. Any future adjustments to these liabilities will be recorded against goodwill.

Additionally, in July 2002, the Company developed a plan to restructure certain facilities that it owned prior to the acquisition of the DiverseyLever business (“Restructuring Plan”), primarily for the purpose of eliminating redundancies resulting from the acquisition. In connection with this plan, the Company recorded a liability of $10,991 pertaining primarily to the planned involuntary termination of approximately 240 pre-acquisition employees of the Company, 151 of which were terminated prior to January 3, 2003. The related costs were included in marketing, distribution, administrative and general expenses in the consolidated statement of income for the fiscal year ended January 3, 2003. The Company has also recorded $8,655 for elimination of redundant facilities as part of the overall Restructuring Plan. Adjustments to the liability were recorded as restructuring expenses in the consolidated statements of income for the fiscal year ended January 3, 2003.

	Former DiverseyLever Business		Restructuring Plan
	Employee-Related	Other	Employee-Related	Other
Liability established in purchase accounting	$63,635	$6,459	$—	$—
Liability recorded as expense	—	—	10,991	8,655
Cash paid prior to January 3, 2003	(11,672)	(380)	(5,267)	(3,563)

Liability balances as of January 3, 2003	$51,963	$6,079	$5,724	$5,092

(14)    Other (income) expense, net–

The components of other (income) expense, net in the consolidated statements of income, include the following:

	Fiscal Year Ended		Fiscal Six Months Ended	Fiscal Year Ended
	June 30, 2000	June 29, 2001	December 28, 2001	January 3. 2003
Gain on PCO Canada divestiture	$(15,177)	$—	$—	$—
Gain on Japan Professional land sale	(5,988)	—	—	—
Gain on Acurid divestiture		(2,979)	—	—
Gain on acquisition-related forward contract	—	—	—	(15,711)
Revaluation gains on unhedged positions and ineffective portion of hedge instruments				(15)
Loss on devaluation of Argentine Peso	—	—	2,000	3,054
Gain on sale of product lines	—	—	—	(11,921)
Other, net	3,970	334	141	(4,418)

	$(17,195)	$(2,645)	$2,141	$(29,011)

The Company purchased forward currency contracts to hedge the Company’s exposure to the Euro in connection with the DiverseyLever acquisition. A total of €340,000 notional amount forward currency contracts were purchased on February 12, 2002, and March 5, 2002. The Company received proceeds of $15,711 upon settlement of the contracts from the date of inception to May 3, 2003, the date of the DiverseyLever acquisition, when the contracts were settled. Although the Company entered into the forward contract to hedge its foreign currency exposure, US GAAP prohibits accounting for the gain on the forward contract as an adjustment to the purchase price. Accordingly, the Company recognized the proceeds as a nonoperating gain in the income statement.

(15)    Income Taxes–

The income tax provision for the Company has been calculated as if the entities included in the Company’s consolidated financial statements file separately from their parent holding company, Holdings. The Company allocates its income tax liability between affiliates based on each affiliate’s ability to utilize tax attributes on a stand-alone basis. As of January 3, 2003, the Company had no balance due to/from affiliates relating to income taxes.

As a result of the separation from SCJ in 1999, the Company and its parent, Holdco, entered into a tax sharing agreement to allocate responsibility for taxes between SCJ and the Company. Based on current estimates, the Company owed SCJ approximately $1,300, of which $650 was paid in October 2002 and the remaining $650 is payable in October 2003, subject to further adjustment as a result of audit adjustments, as well as tax carryforward and carryback provisions.

The provision for income taxes was comprised of:

	Fiscal Year Ended		Fiscal Six Months Ended	Fiscal Year Ended
	June 30, 2000	June 29, 2001	December 28, 2001	January 3, 2003
Current:
Federal	$11,345	$5,571	$186	$14,422
State	2,695	1,334	979	811
Foreign	17,981	9,613	10,850	8,852
Deferred taxes	(3,153)	(6)	(7,107)	(7,423)

	$28,868	$16,512	$4,908	$16,662

A reconciliation of the difference between the statutory U.S. federal income tax rate to the Company’s effective income tax rate was:

	Fiscal Year Ended		Fiscal Six Months Ended	Fiscal Year Ended
	June 30, 2000	June 29, 2001	December 28, 2001	January 3, 2003
Statutory U.S. rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.2	3.4	5.5	1.1
Effect of foreign operations	(1.2)	(7.3)	(10.0)	2.5
Other	0.7	2.4	0.0	(2.3)

Effective income tax rate	36.7%	33.5%	30.5%	36.3%

Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end.

The differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to significant portions of deferred income tax liabilities or assets include the following:

	June 29, 2001	December 28, 2001	January 3, 2003
Deferred tax assets:
Intangible assets	$5,684	$3,429	$—
Employee benefits	25,202	30,365	77,758
Inventory	1,617	3,175	—
Accrued liabilities	8,202	9,027	31,111
Net operating loss	33,659	32,701	76,518
Other (net)	946	3,248	7,439
Valuation allowance	(25,534)	(24,707)	(28,789)

	$49,776	$57,238	$164,037

Deferred tax liabilities:
Tangible assets	$7,056	$7,411	$22,974
Intangible assets	—	—	50,241
Inventory	—	—	9,389
Other (net)	—	—	98

	$7,056	$7,411	$82,702

The Company has foreign net operating loss carryforwards totaling $190,464 that expire as follows: fiscal 2005 – $52,090; fiscal 2006 – $11,570; fiscal 2007 – $34,864; fiscal 2008 and beyond – $29,996; and no expiration – $61,944. The Company also has unbenefitted U.S. state net operating loss carryforwards totaling $107,667. These carryforwards expire in various amounts over two to twenty years. Valuation allowances of $24,707 and $28,789, as of December 28, 2001 and January 3, 2003, respectively, have been provided for deferred income tax benefits related to the foreign loss carryforwards that may not be realized. The valuation allowance at January 3, 2003, includes $7,181 related to acquired foreign loss carryforwards. Any tax benefits subsequently recognized for the acquired foreign loss carryforwards will be allocated to reduce goodwill.

Pretax income from foreign operations was $70,311, $36,357, and $25,138 for the fiscal year ended June 29, 2001, the fiscal six months ended December 28, 2001, and the fiscal year ended January 3, 2003, respectively. Federal and state income taxes are provided on international subsidiary income distributed to or taxable in the United States during the year. As of January 3, 2003, federal and state taxes have not been provided for the repatriation of unremitted earnings of the foreign subsidiaries, which are considered to be permanently invested. A determination of the unrecognized deferred tax liability associated with permanently reinvested foreign subsidiary earnings is not practicable.

The Company’s operations were included in the consolidated federal and state (where allowed) income tax returns of SCJ through November 5, 1999, the date of the spin-off from SCJ. Through that period, the income tax provisions and tax liabilities have been allocated to the Company as if it had been a stand-alone company filing separate tax returns.

(16)    Other Employee Benefit Plans–

The Company has a discretionary profit-sharing plan covering certain employees. Under the plan, the Company expensed $27,595 and $23,224 for the fiscal years ended June 30, 2000 and June 29, 2001, respectively, $9,287 for the fiscal six months ended December 28, 2001, and $19,411 for the fiscal year ended January 3, 2003.

The Company has various defined contribution benefit plans which cover certain employees. Participants can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 40l(k) tax-deferred option. The Company accrued $1,474 for matching contributions during the fiscal year ended January 3, 2003.

(17)    Defined-Benefit Plans–

The Company provides retirement and other post-employment benefits to its employees worldwide. The retirement benefits are provided mainly through pension and other defined-benefit plans. Under the acquisition agreement with Unilever, the Company has agreed to maintain the employees’ benefit programs for DiverseyLever employees joining the Company at their current level for at least three years. Otherwise, the Company reserves the right to amend or terminate its employee benefit plans at any time.

Employees around the world participate in various local pension and other defined-benefit plans. These plans provide benefits that are generally based on years of credited service and a percentage of the employee’s eligible compensation, either earned throughout that service or during the final years of employment. Some smaller plans also provide long-service payments. Under the constitutions of Unilever’s plans, the Company’s plans will receive transfer payments based on an equitable distribution of funds in respect of transferring employees. Any shortfall in those payments relative to the transferring liability, measured using US GAAP at the time of the agreement, will be settled by a cash payment from Unilever to the Company.

The following table provides a summary of the changes in the Company’s plans’ benefit obligations, assets and funded status during 2002, and the amounts recognized in the consolidated balance sheets, in respect of those countries (“disclosed countries”) where the pension liabilities exceeded a certain threshold (approximately $5 million).

	Fiscal Year Ended June 29, 2001		Fiscal Six Months Ended December 28, 2001		Fiscal Year Ended January 3, 2003
	U.S. Plans	Japan Plans	U.S. Plans	Japan Plans	North America Plans	Japan Plans	Rest of World Plans
Change in benefit obligations:
Benefit obligation at beginning of period	$81,137	$69,877	$81,648	$58,627	$87,573	$64,852	$—
Service cost	3,901	2,122	2,207	1,031	5,132	2,193	10,282
Interest cost	5,973	2,225	3,016	1,129	9,347	2,034	9,231
Plan participant contributions	—	—	—	—	—	—	997
Actuarial loss or (gain)	(1,626)	(1,178)	3,422	10,423	1,976	6,430	29,406
Benefits paid	(7,737)	(5,280)	(2,720)	(2,569)	(7,007)	(4,911)	(1,993)
Gain/(loss) due to exchange rate movements	—	(9,139)	—	(3,789)	(68)	5,580	32,821
Acquisitions	—	—	—	—	59,791	3,576	239,532
Curtailments, settlements and special termination benefits	—	—	—	—	—	—	(10,352)

Benefit obligation at end of period	$81,648	$58,627	$87,573	$64,852	$156,744	$79,754	$309,924

Change in plan assets:
Fair value of plan assets at beginning of period	$83,392	$41,845	$71,228	$34,467	$63,821	$29,582	$—
Actual return on plan assets	(4,583)	(2,365)	(4,687)	(2,324)	(8,908)	160	(19,575)
Employer contribution	156	5,690	—	1,874	8,704	5,016	8,157
Plan participant contributions	—	—	—	—	—	—	997
Benefits paid	(7,737)	(5,280)	(2,720)	(1,538)	(7,007)	(4,911)	(1,993)
Gain/(loss) due to exchange rate movements	—	(5,423)	—	(1,787)	(46)	3,542	17,596
Acquisitions	—	—	—	—	48,662	—	150,779
Settlements	—	—	—	—	—	—	(5,945)

Fair value of plan assets at end of period	$71,228	$34,467	$63,821	$30,692	$105,226	$33,389	$150,016

	June 29, 2001		December 28, 2001		January 3, 2003
	U.S. Plans	Japan Plans	U.S. Plans	Japan Plans	North America Plans	Japan Plans	Rest of World Plans
Net amount recognized:
Funded status	$(10,420)	$(24,160)	$(23,752)	$(34,160)	$(51,518)	$(46,365)	$(159,908)
Employer contributions between measurement date and year-end	—	—	—	—	—	191	—
Unrecognized net actuarial (gain)/loss	19,757	22,738	30,648	33,071	48,817	38,877	54,278
Unrecognized prior service cost	366	—	347	—	314	(550)	—
Unrecognized transition obligation	—	2,076	—	1,019	—	1,317	—

Net amount recognized	$9,703	$654	$7,243	$(70)	$(2,387)	$(6,530)	$(105,630)

Net amount recognized in consolidated balance sheets consists of:
Prepaid benefit cost	$11,228	$654	$9,167	$—	$11,034	$—	$1,264
(Accrued) benefit liability	(1,525)	(20,752)	(22,103)	(30,546)	(55,170)	(43,304)	(106,900)
Intangible assets	—	1,365	1,058	1,020	979	748	—
Accumulated other comprehensive income	—	19,387	19,121	29,456	40,770	36,026	6

Net amount recognized	$9,703	$654	$7,243	$(70)	$(2,387)	$(6,530)	$(105,630)

Pension plans with accumulated benefit obligations in excess of plan assets at year end were as follows:

	June 29, 2001		December 28, 2001		January 3, 2003
	U.S. Plans	Japan Plans	U.S. Plans	Japan Plans	North America Plans	Japan Plans	Rest of World Plans
Projected benefit obligation	$—	$47,413	$87,573	$53,514	$139,424	$79,754	$299,122
Accumulated benefit obligation	—	44,013	76,757	51,437	136,658	74,825	209,417
Fair value of plan assets	—	31,116	63,821	27,788	91,802	33,389	138,799

Actuarial calculations were computed using the following weighted-average rates:

	June 30, 2000		June 29, 2001		December 28, 2001		January 3, 2003
	U.S. Plans	Japan Plans	U.S. Plans	Japan Plans	U.S. Plans	Japan Plans	North America Plans	Japan Plans	Rest of World Plans
Weighted-average discount rate	7.5%	3.5%	7.5%	3.5%	7.25%	3.0%	6.94%	2.50%	5.04%
Weighted-average rate of increase in future compensation levels	5.5%	3.5%	5.5%	3.6%	5.5%	0.0%	4.44%	4.68%	3.15%
Weighted-average expected long-term rate of return on plan assets	9.0%	1.0%	9.0%	0.0%	9.0%	0.0%	9.23%	0.28%	6.53%

The components of net periodic benefit cost for the fiscal years ended June 30, 2000 and June 29, 2001, the fiscal six months ended December 28, 2001, and the fiscal year ended January 3, 2003, were as follows:

	Fiscal Year Ended June 30, 2000		Fiscal Year Ended June 29, 2001		Fiscal Six Months Ended December 28, 2001		January 3, 2003
	U.S. Plans	Japan Plans	U.S. Plans	Japan Plans	U.S. Plans	Japan Plans	North America Plans	Japan Plans	Rest of World Plans
Service cost	$3,726	$1,280	$3,901	$2,112	$2,207	$1,031	$5,132	$2,193	$10,282
Interest cost	5,001	2,208	5,973	2,225	3,016	1,129	9,347	2,034	9,231
Expected return on plan assets	(6,194)	(352)	(7,375)	(113)	(3,152)	(65)	(8,769)	(83)	(7,040)
Amortization of net (gain)/loss	228	1,251	72	1,274	384	597	1,459	2,111	—
Amortization of transition (asset)/obligation	(421)	223	(420)	270	—	98	1	224	—
Amortization of prior service cost	33	—	31	—	19	—	33	(44)	—

Net periodic pension cost	$2,373	$4,610	$2,182	$5,768	$2,474	$2,790	$7,203	$6,435	$12,473

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

The Company also has an unfunded supplemental separation pay plan. This plan provides retirement benefits for employees formerly with SCJ who were hired before 1995. The projected benefit obligation as of June 30, 2000, June 29, 2001, December 28, 2001, and January 3, 2003, was $5,383, $5,604, $5,702, and $6,972, respectively, and is included in pension and other postretirement benefits on the consolidated balance sheet. Accumulated benefit obligations were $3,008, $3,133, $3,314, and $4,336 for June 30, 2000, June 29, 2001, December 28, 2001, and January 3, 2003, respectively.

(18)    Retiree Medical and Insurance Benefits–

In addition to providing pension benefits, the Company provides for a portion of healthcare, dental, vision and life insurance benefits for certain retired employees. Covered employees retiring from the Company on or after attaining age 50 who have rendered at least ten years of service to the Company are entitled to post-retirement healthcare, dental and life insurance benefits. These benefits are subject to deductibles, co-payment provisions and other limitations. Contributions made by the Company are equivalent to benefits paid. The Company may change or terminate the benefits at any time. The Company has elected to amortize the transition obligation over a 20-year period. In connection with the change in the Company’s fiscal year end to the Friday nearest December 31, the Company changed the measurement date of the post-retirement plan. The plan’s adjustment to post-retirement expense will be recorded prospectively over the balance of the fiscal year. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans follows:

	Fiscal Year Ended June 29, 2001	Fiscal Six Months Ended December 28, 2001	Fiscal Year Ended January 3, 2003
Change in benefit obligations:
Benefit obligation at beginning of period	$24,604	$31,849	$42,848
Service cost	1,179	755	2,183
Interest cost	1,824	1,236	3,992
Actuarial (gain) loss	4,405	9,229	(211)
Benefits paid	(163)	(221)	(1,369)
Loss due to exchange rate movements	—	—	376
Acquisitions	—	—	16,995

Benefit obligation at end of period	$31,849	$42,848	$64,814

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$77	$—
Actual return on plan assets	—	—	—
Employer contribution	240	221	297
Benefits paid	(163)	(298)	(297)

Fair value of plan assets at end of period	$77	$—	$—

Net amount recognized:
Funded status	$(31,772)	$(42,848)	$(64,814)
Unrecognized transition obligation	8,660	7,938	7,216
Unrecognized net actuarial loss	536	9,981	9,449

Accrued benefit costs	$(22,576)	$(24,929)	$(48,149)

The accumulated post-retirement benefit obligations were determined using a weighted-average discount rate of 7.5% at June 30, 2000, 7.5% at June 29, 2001, 7.25% at December 28, 2001, and 6.91% at January 3,

2003. The components of net periodic benefit cost for the fiscal years ended June 30, 2000 and June 29, 2001, the fiscal six months ended December 28, 2001, and the fiscal year ended January 3, 2003, were as follows:

	June 30, 2000	June 29, 2001	December 28, 2001	January 3, 2003
Service cost	$1,163	$1,179	$755	$2,183
Interest cost	1,526	1,824	1,236	3,992
Amortization of transition obligation	722	722	361	722
Amortization of unrecognized gain	(127)	(84)	—	380

Net periodic benefit cost	$3,284	$3,641	$2,352	$7,277

The healthcare cost trend rates were assumed to be 6% for fiscal 2000, 5% for fiscal 2001 and 10% downgrading to 5% for the fiscal six months ended December 28, 2001. For the fiscal year ended January 3, 2003, healthcare cost trend rates were assumed to be in a range of 2% to 3% for international plans and a range of 8% to 10% downgrading to 5% for domestic plans. The assumed healthcare cost trend rate has a significant effect on the amounts reported for the healthcare plans. A one percentage point change on assumed healthcare cost trend rates would have the following effect for the fiscal year ended January 3, 2003:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$1,332	$(1,057)
Effect on post-retirement benefit obligation	$10,737	$(8,298)

(19)    Fair Value of Financial Instruments–

The book values and estimated fair values of financial instruments as of June 29, 2001, December 28, 2001, and January 3, 2003, are reflected below:

	June 29, 2001		December 28, 2001		January 3, 2003
Financial Instruments	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash and cash equivalents	$11,801	$11,801	$8,093	$8,093	$59,272	$59,272
Financial liabilities:
Short-term borrowings and current portion of long term debt	47,261	47,261	92,265	92,265	126,025	126,025
Long-term borrowings	295,381	280,212	269,518	256,851	1,348,270	1,364,264

The following methods and assumptions were used in estimating the fair value for financial instruments.

Cash and Cash Equivalents–

The carrying amounts reported for cash and cash equivalents approximate the fair values for those assets.

Borrowings–

For the fiscal year June 29, 2001, and the fiscal six months of December 28,2001, long-term borrowings were valued using a discounted cash flow analysis with a discount rate based on current incremental borrowing rates of similar types of arrangements. For the fiscal year ended January 3, 2003, the fair value of long-term borrowings were estimated using quoted market prices. Short-term borrowings, which are at current market rates, approximate fair value.

(20)    Stock-Based Compensation–

The Company has a Long-Term Incentive Plan (the “Plan”) that provides for the right to purchase stock of Holdco for certain senior management of the Company. Prior to July 1, 2001, the Plan provided for the award of one share of restricted stock and one stock option for every four shares purchased. Shares are acquired at a formula value, which is an estimation of fair value by the Company based on overall Holdco performance. All restricted shares vest over a three-to-four year period from the grant date and have an exercise period of ten years from the date of grant. Stock options have an exercise term of ten years from the date of grant. Also, employees that remain with the Company for four years after spin-off are granted debt forgiveness of at least 50% of the purchase price of the stock. Restricted stock issued under the Plan was 14,539 and 18,222 for fiscal 2000 and 2001, respectively. Options issued under the plan were 12,000 and 1,302 for the fiscal years ended June 30, 2000 and June 29, 2001. Further, the board of directors approved discretionary stock options to certain employees under the Plan. Total discretionary stock options issued under the plan were 29,196 and 29,295 for the fiscal years ended June 30, 2000 and June 29, 2001.

Subsequent to June 29, 2001, the Plan was modified so that all awards granted under the Plan were stock option grants. Newly issued stock options vest over four years and have an exercise period of seven years from the date of grant. Options issued under the modified plan were 39,836 and none for the periods ended December 28, 2001 and January 3, 2003, respectively. Further, the board of directors approved discretionary stock options to certain employees under the modified plan. Discretionary stock options issued under the Plan were 9,850 and none for the periods ended December 28, 2001 and January 3, 2003, respectively.

The board of directors approved the grant of 11,200 and 15,750 restricted shares of Holdco stock to certain officers of the Company during the fiscal year ended June 29, 2001 and the fiscal six months ended December 28, 2001, respectively. These shares vest on the sooner of the Company achieving certain identified performance criteria or 10 years from the date of grant and continuous employment.

The Company also conducted an equity offering (“Supplemental Sale”) to senior management and directors of the Company in November 2001. Restricted shares of stock were granted in conjunction with the Supplemental Sale at the rate of one restricted share for every two shares purchased. Restricted shares issued under the Supplemental Sale were 7,088 for the fiscal six months ended December 28, 2001. Restricted shares issued were valued at the stockholder valuation date nearest the grant date and vest over three to four years.

Compensation expense recorded by the Company related to restricted stock and debt forgiveness was $419 and $674 for the fiscal years ended June 30, 2000 and June 29, 2001, respectively, $445 for the fiscal six months ended December 28, 2001, and $1,865 for the fiscal year ended January 3, 2003.

A summary of stock option activity and average exercise price is as follows:

	Number of Shares	Weighted-Average Exercise Price
Shares under option at June 30, 2000	40,402	$82.63
Options granted	36,997	114.16
Options lapsed or surrendered	(143)	99.39
Options exercised	(126)	97.39

Shares under option at June 29, 2001	77,130	97.74
Options granted	49,686	136.05
Options lapsed or surrendered	(260)	103.97

Shares under option at December 28, 2001	126,556	$112.74
Options granted	—	—
Options lapsed or surrendered	—	—
Options exercised	(1,814)	83.52

Shares under option at January 3, 2003	124,742	$113.16

Information related to stock options outstanding and stock options exercisable as of January 3, 2003, is as follows:

Weighted-Average Price Range(1)	Number of Shares		Weighted-Average Remaining Contractual Life (in Years)
	Outstanding	Exercisable
$82.63	38,421	3,981	7
114.16	36,635	221	8
136.05	49,686	340	6

	124,742	4,542	7

(1)	Outstanding and exercisable.

Options held by employees which were exercisable at January 3, 2003, were 4,542. The weighted-average exercise price for options exercisable at January 3, 2003, was $88.16.

The pro forma impact of compensation expense had the Company used the fair value-based method of accounting to measure compensation expense according to the provisions of SFAS 123 would have reduced net income by approximately $86 and $215 for the fiscal years ended June 30, 2000 and June 29, 2001, respectively, $211 for the fiscal six months ended December 28, 2001, and $3,165 for the fiscal year ended January 3, 2003.

(21)    Lease Commitments–

The Company leases land, various facilities and equipment under long-term, noncancelable operating leases. Minimum annual rental commitments at January 3, 2003, are as follows:

Fiscal Year
2003	$36,520
2004	26,149
2005	18,692
2006	9,861
2007	8,119
Thereafter	22,321

$121,662

Total rent expense under all leases was approximately $21,662 and $28,472 for the fiscal years ended June 30, 2000 and June 29, 2001, respectively, $13,947 for the fiscal six months ended December 28, 2001, and $44,527 for the fiscal year ended January 3, 2003.

(22)    Related-Party Transactions–

The Company purchases certain raw materials and products from SCJ, which, like the Company, is majority-owned by the descendants of Samuel Curtis Johnson. Total inventory purchased from SCJ was approximately $35,000 and $35,500 for the fiscal years ended June 30, 2000 and June 29, 2001, respectively, $17,200 for the fiscal six months ended December 28, 2001, and $31,340 for the fiscal year ended January 3, 2003.

SCJ also provides certain administrative, business support and general services, such as accounting, payroll and shared facility services to the Company. In addition, the Company leases certain facilities from SCJ. Charges for these services and leases totaled approximately $50,700 and $38,900 for the fiscal years ended June 30, 2000 and June 29, 2001, respectively, $18,600 for the fiscal six months ended December 28, 2001, and $35,523 for the fiscal year ended January 3, 2003. Of these amounts $10,294 and $8,016 for the fiscal years ended June 30, 2000 and June 29, 2001, respectively, $4,424 for the fiscal six months ended December 28, 2001, and $10,836 for the fiscal year ended January 3, 2003, represent amounts paid to reimburse SCJ for payroll and benefit-related costs paid by SCJ on behalf of the Company.

The Company licenses the use of certain trade names, housemarks and brand names from SCJ. Payments to SCJ under the license agreements governing the names and marks totaled approximately $2,800 and $3,000 for the fiscal years ended June 30, 2000 and June 29, 2001, respectively, $1,400 for the fiscal six months ended December 28, 2001, and $2,649 for the fiscal year ended January 3, 2003.

SCJ purchases certain raw materials and products from the Company. Total inventory purchased by SCJ from the Company was approximately $21,300 and $23,400 for the fiscal years ended June 30, 2000 and June 29, 2001, respectively, $14,400 for the fiscal six months ended December 28, 2001, and $24,709 for the fiscal year ended January 3, 2003.

Several of the Company’s employees are indebted to the Company in connection with their purchases of shares of class C common stock of Holdco (see Note 24). These loans were outstanding in the amount of $3,493, net of the forgiven portion, as of January 3, 2003.

On May 3, 2002, in connection with the acquisition of the DiverseyLever business from Unilever, the Company entered into a sales agency agreement, a transitional services agreement and a dispensed products license agreement with Unilever. The sales agency agreement terminates on May 2, 2007. Payments from Unilever under the sales agency agreement totaled approximately $54,286 for the fiscal year ended January 3, 2003.

Under the dispensed products license agreement, Unilever has granted the Company a license to use certain intellectual property relating to the products the Company sells for use in certain personal care product dispensing systems. The dispensed products license agreement expires on May 2, 2007, and automatically renews for successive one-year periods unless terminated by either party under certain circumstances. Payments to Unilever under the dispensed products license agreement totaled approximately $336 for the fiscal year ended January 3, 2003.

Under the transitional services agreement, Unilever provides the Company with a wide range of support services that are intended to ensure the smooth transition of the DiverseyLever business from Unilever to the Company. Unilever will provide most services for no more than 12 months. Payments to Unilever under the transitional services agreement totaled approximately $12,219 for the fiscal year ended January 3, 2003.

The Company purchases certain raw materials and products from Unilever, acts as a co-packer for Unilever and also sells certain finished goods to Unilever as a customer. Total purchases of inventory by the Company from Unilever were approximately $40,185 for the fiscal year ended January 3, 2003. Total sales of finished product by the Company to Unilever were approximately $16,915 for the fiscal year ended January 3, 2003.

Related-party receivables and payables at December 28, 2001 and January 3, 2003, consist of the following:

	December 28, 2001	January 3, 2003
Included in accounts receivable – Related parties:
Receivable from Holdco	$252	$1,924
Receivable from SCJ	6,053	3,969
Receivable from Unilever	—	37,676
Short-term acquisition-related receivables from Unilever	—	37,353
Long-term acquisition-related receivables from Unilever	—	72,475
Note payable to Holdco	12,000	—
Included in accounts payable – Related parties:
Payable to Holdco	7,006	—
Payable to SCJ	12,663	4,755
Payable to Unilever	—	93,341
Short-term acquisition-related payable to Unilever	—	12,318
Long-term acquisition-related payables to Unilever	—	11,750
Included in equity:
Notes receivable from employees	—	3,493

(23)    Other Comprehensive Income–

Components of accumulated other comprehensive income (loss) are disclosed, net of tax, in the consolidated statements of stockholders’ equity. The following table reflects the gross other comprehensive income (loss) and related income tax (expense) benefit.

	Fiscal Year Ended June 29, 2001	Fiscal Six Months Ended December 28, 2001	Fiscal Year Ended January 3, 2003
Foreign currency translation adjustments:
Balance at beginning of period	$21,205	$15,443	$12,931
Foreign currency translation adjustments	(5,762)	(2,512)	51,877

Balance at end of period	15,443	12,931	64,808

Adjustment to minimum pension liability:
Balance at beginning of period	(12,965)	(11,287)	(30,148)
Adjustments to minimum pension liability	2,897	(29,191)	(28,225)
Tax effect of current period changes	(1,219)	10,330	12,340

Balance at end of period	(11,287)	(30,148)	(46,033)

Unrealized gains (losses) on derivatives:
Balance at beginning of period	—	(2,013)	(1,375)
Gains (losses) in fair value of derivatives	(1,986)	648	(35,860)
Less: Reclassification of (gains) losses realized in net income	(1,485)	319	9,913
Tax effect of current period changes	1,458	(329)	9,809

Balance at end of period	(2,013)	(1,375)	(17,513)

Total accumulated other comprehensive income (loss) ending, net	$2,143	$(18,592)	$1,262

The Company does not recognize a tax benefit on the foreign currency translation adjustments.

(24)    Stockholders’ Equity–

In connection with the acquisition of the DiverseyLever business, Holdings made cash ($385,782) and noncash ($201,900) capital contributions to the Company, which were recorded as additional paid-in capital.

The Class A 8% Cumulative Preferred Stock and the Class B 8% Cumulative Preferred Stock of the Company were both redeemed by the Company at par value on June 3, 2002 for $50. Holdings, the holder of the preferred stock, contributed the proceeds back to the Company. This amount is in addition to the equity contributions discussed above.

During calendar 1999 and 2000, the Company received notes from several of its executive officers in connection with their purchases of shares of Class C common stock of Holdco, which currently owns two-thirds of the equity interests of Holdings, the Company’s parent. A minimum of 50% of the balance due on the notes is being forgiven over a four-year vesting period. The notes were recorded by Holdco with an increase to equity and the Company recorded a charge for the amortization of the amount to be forgiven over the vesting period, with a corresponding payable to Holdco.

In connection with the acquisition of the DiverseyLever business in May 2002 and related financings, the Notes were recorded by the Company and the Company’s liability to Holdco was reclassified as an offset to the carrying value of the Notes. The carrying value of the Notes has been classified as a contra-equity account.

(25)    Contingencies–

The Company is subject to various legal actions and proceedings in the normal course of business. Although litigation is subject to many uncertainties and the ultimate exposure with respect to these matters cannot be ascertained, the Company does not believe the final outcome of any current litigation will have a material effect on the Company’s financial position, results of operations or cash flows.

The Company has purchase commitments for materials, supplies, and property, plant and equipment incidental to the ordinary conduct of business. In the aggregate, such commitments are not in excess of current market prices. Additionally, the Company normally commits to some level of marketing related expenditures that extend beyond the fiscal year. These marketing expenses are necessary in order to maintain a normal course of business and the risk associated with them is limited. It is not expected that these commitments will have a material effect on the Company’s financial position, results of operations or cash flows.

The Company has recorded environmental liabilities of $1,500 for remediation and monitoring expenses at two of its domestic facilities. While the ultimate exposure at these sites continues to be evaluated, the Company does not anticipate a material effect on its financial position or results of operations.

In connection with the acquisition of the DiverseyLever business, the Company conducted environmental assessments and investigations at DiverseyLever facilities in various countries. These investigations disclosed the likelihood of soil and/or groundwater contamination, or potential environmental regulatory matters, at 13 sites. This contamination may need to be remediated and, in certain circumstances, the source of the contamination may need to be addressed. The Company continues to evaluate the nature and extent of the identified contamination and is preparing plans to address the contamination. An estimate of costs has been made based on the expected extent of contamination and the expected likelihood of recovery for some of these costs from Unilever under the purchase agreement. Based on this estimate, a liability of $10,100 has been recorded in the financial statements. To the extent that contamination is determined to be in violation of local environmental laws, the Company intends to seek recovery under indemnification clauses contained in the purchase agreement. Expected recoveries under indemnification clauses will be evaluated, recorded and disclosed separately from related liabilities.

In connection with the acquisition of DiverseyLever, Holdings entered into a stockholders’ agreement with its stockholders, Holdco and Marga B.V. Under the stockholders’ agreement, at any time after May 3, 2007, Holdings has the option to purchase, and Unilever has the right to require Holdings to purchase, the shares of Holdings and Senior Discount Notes of Holdings then beneficially owned by Unilever. If, after May 3, 2010, Holdings is unable to fulfill its obligations in connection with the put option, Unilever may require Holdings to take certain actions including selling certain assets of the Company.

Under the stockholders’ agreement, Holdings may be required to make payments to Unilever in each year from 2007 through 2010 so long as Unilever continues to beneficially own 5% or more of Holdings’ outstanding shares. The amount of each payment will be equal to 25% of the amount by which the cumulative cash flows of Holdings and its subsidiaries, on a consolidated basis, for the period from the closing of the acquisition through the end of the fiscal year preceding the payment (not including any cash flow with respect to which Unilever received payment in a prior year), exceeds the relevant target described in the stockholders’ agreement. The aggregate amount of these payments cannot exceed $100,000. Payment of these amounts, which may be funded with cash flows generated by the Company, is subject to compliance with the agreements relating to Holdings and the Company’s senior indebtedness including, without limitation, the senior secured credit facilities, the senior subordinated notes and the Senior Discount Notes of Holdings.

(26)    Segment Information–

Information regarding the Company’s operating segments is shown below. Each segment is individually managed with separate operating results that are reviewed regularly by the executive management. Each segment’s accounting policies are consistent with those used by the Company. The operating segments include:

Professional–The Professional Business is a global manufacturer of commercial, industrial and institutional cleaning and sanitation products. In addition, the Professional Business provides services to customers including pest control, hood and duct cleaning, facility maintenance, and warewashing.

Polymer–The Polymer Business is a global manufacturer of polymer intermediates marketed to the printing and packaging, coatings, and plastics industries.

The following table represents operating segment information.

	Fiscal Year Ended June 30, 2000
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$802,673	$243,403	$(17,877)	$1,028,199
Operating profit	50,168	27,173	(4,511)	72,830
Total assets	699,514	155,993	7,986	863,493
Goodwill, net	198,956	—	—	198,956
Depreciation and amortization	22,166	7,755	3,995	33,916
Capital expenditures	14,163	9,063	(5,662)	17,564
Interest expense	13,135	1,854	(2,290)	12,699
Interest income	2,536	1,159	(2,290)	1,405

	Fiscal Year Ended June 30, 2001
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$912,616	$240,450	$(20,233)	$1,132,833
Operating profit	51,865	16,710	(3,606)	64,969
Total assets	761,134	142,537	9,877	913,548
Goodwill, net	272,795	—	—	272,795
Depreciation and amortization	38,497	8,153	3,099	49,749
Capital expenditures	22,084	4,045	1,376	27,505
Interest expense	24,512	2,818	(8,079)	19,251
Interest income	1,301	1,842	(2,150)	993

	Fiscal Six Months Ended December 28, 2001
	Professional	Polymer	Eliminations/ Other	TotalCompany
Net sales	$437,407	$120,941	$(9,369)	$548,979
Operating profit	15,696	12,005	(2,535)	25,166
Total assets	764,698	147,155	14,431	926,284
Goodwill, net	271,765	193	—	271,958
Depreciation and amortization	12,808	3,849	1,502	18,159
Capital expenditures	13,401	2,434	89	15,924
Interest expense	12,694	857	(6,299)	7,252
Interest income	351	641	(685)	307

	Fiscal Year Ended January 3, 2003
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$1,951,458	$263,489	$(18,552)	$2,196,395
Operating profit	70,736	30,664	—	101,400
Total assets	3,248,532	174,843	(46,542)	3,376,833
Goodwill, net	1,131,789	540	—	1,132,329
Depreciation and amortization	100,952	8,396	—	109,348
Capital expenditures	65,704	8,278	—	73,982
Interest expense	90,689	1,094	(1,347)	90,436
Interest income	6,635	652	(1,347)	5,940

Pertinent financial data by geographical location for the fiscal years ended June 30, 2000 and June 29, 2001, the fiscal six months December 28, 2001, and the fiscal year ended January 3, 2003, are as follows:

	North America	Europe	Japan	Americas	Asia Pacific	Eliminations/ Other	Total Company
Net sales:
Fiscal year ended June 30, 2000	$541,317	$196,127	$178,354	$71,012	$59,769	$(18,380)	$1,028,199
Fiscal year ended June 29, 2001	590,220	198,713	236,343	64,323	63,846	(20,612)	1,132,833
Fiscal six months ended December 28, 2001	282,780	101,055	114,577	28,583	33,925	(11,941)	548,979
Fiscal year ended January 3, 2003	884,075	860,191	239,303	103,875	127,503	(18,552)	2,196,395
Long-lived assets:
June 30, 2000	202,475	44,560	166,757	7,432	2,961	1,300	425,485
June 29, 2001	346,870	42,102	136,727	7,477	3,641	1,302	538,119
December 28, 2001	354,625	45,985	132,528	6,861	7,004	1,282	548,285
January 3, 2003	841,876	1,009,388	176,596	77,641	69,413	1,282	2,176,196

(27)    Subsidiary Guarantors of Senior Subordinated Notes–

On May 3, 2002, the Company issued $520,860 (based on exchange rates in effect on the issue date) of 9.625% senior subordinated notes due 2012 (the “Senior Subordinated Notes”) to finance a portion of the cash purchase price of the DiverseyLever business. The Senior Subordinated Notes are guaranteed by certain of the Company’s wholly owned subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full and unconditional, to the extent allowed by law, and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company’s management has determined that they are not material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statement of income, balance sheet and statement of cash flows information for the Company (“Parent Company”), for the

Guarantor Subsidiaries and for the Company’s non-guarantor subsidiaries (the “Non-guarantor Subsidiaries”), each of which were determined on a combined basis with the exception of eliminating investments in combined subsidiaries and certain reclassifications, which are eliminated at the consolidated level. The supplemental financial information reflects the investments of the Company in the Guarantor and Non-guarantor Subsidiaries using the equity method of accounting.

Consolidating condensed statements of operations for the fiscal year ended June 30, 2000:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$244,928	$284,509	$537,008	$(38,246)	$1,028,199
Cost of sales	92,991	164,600	271,037	(38,246)	490,382

Gross profit	151,937	119,909	265,971	—	537,817
Marketing, distribution, administrative and general expenses	135,210	79,787	212,760	—	427,757
Research and development	15,684	14,372	7,174	—	37,230

Operating profit	1,043	25,750	46,037	—	72,830

Other expense (income):
Interest expense	10,798	6,445	4,575	(9,119)	12,699
Interest income	(7,748)	(2,048)	(728)	9,119	(1,405)
Other (income) expense, net	(80,738)	(320)	(290)	64,153	(17,195)

Income before taxes	78,731	21,673	42,480	(64,153)	78,731
Provision for income taxes	28,868	7,954	15,590	(23,544)	28,868

Net income before minority interests	49,863	13,719	26,890	(40,609)	49,863
Minority interests	—	—	205	—	205

Net income	$49,863	$13,719	$26,685	$(40,609)	$49,658

Consolidating condensed statements of operations for the fiscal year ended June 29, 2001:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$253,275	$335,225	$565,083	$(20,750)	$1,132,833
Cost of sales	92,400	204,455	281,329	(20,750)	557,434

Gross profit	160,875	130,770	283,754	—	575,399
Marketing, distribution, administrative and general expenses	139,309	97,944	234,535	—	471,788
Research and development	14,616	15,541	8,485	—	38,642

Operating profit	6,950	17,285	40,734	—	64,969

Other expense (income):
Interest expense	17,265	12,778	7,779	(18,571)	19,251
Interest income	(9,099)	(9,125)	(1,340)	18,571	(993)
Other (income) expense, net	(50,572)	671	(4,534)	51,790	(2,645)

Income before taxes	49,356	12,961	38,829	(51,790)	49,356
Provision for income taxes	16,512	4,342	13,007	(17,349)	16,512

Net income before minority interests	32,844	8,619	25,822	(34,441)	32,844
Minority interests	—	—	237	—	237

Net income	$32,844	$8,619	$25,585	$(34,441)	$32,607

Consolidating condensed statements of operations for the fiscal six months ended December 28, 2001:

	Parent Company	Guarantor Subsidiaries	Non-guarantor subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$115,884	$161,931	$280,847	$(9,683)	$548,979
Cost of sales	48,990	95,530	141,945	(9,683)	276,782

Gross profit	66,894	66,401	138,902	—	272,197
Marketing, distribution, administrative and general expenses	66,975	46,700	114,770	—	228,445
Research and development	6,874	7,615	4,097	—	18,586

Operating profit	(6,955)	12,086	20,035	—	25,166

Other expense (income):
Interest expense	6,622	4,484	4,722	(8,576)	7,252
Interest income	(77)	(7,601)	(1,205)	8,576	(307)
Other (income) expense, net	(29,643)	1,497	1,728	28,559	2,141

Income before taxes	16,143	13,706	14,790	(28,559)	16,080
Provision for income taxes	4,908	4,372	4,718	(9,090)	4,908

Net income before minority interests	11,235	9,334	10,072	(19,469)	11,172
Minority interests	—	—	25	—	25

Net income	$11,235	$9,334	$10,047	$(19,469)	$11,147

Consolidating condensed statements of operations for the fiscal year ended January 3, 2003:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$505,604	$366,671	$1,345,797	$(75,963)	$2,142,109
Sales agency fee income	4,947	109	49,230	—	54,286

	510,551	366,780	1,395,026	(75,963)	2,196,395
Cost of sales	227,989	215,048	640,352	(75,963)	1,007,426

Gross profit	282,562	151,732	754,674	—	1,188,969
Marketing, distribution, administrative and general expenses	274,259	93,424	641,782	(5,905)	1,003,560
Research and development	17,020	12,413	34,930	—	64,363
Restructuring expense	8,794	—	10,852	—	19,646

Operating profit	(17,511)	45,895	67,111	5,905	101,400

Other expense (income):
Interest expense	76,674	2,728	66,140	(55,106)	90,436
Interest income	(21,143)	(36,092)	(3,811)	55,106	(5,940)
Other (income) expense, net	(60,346)	(9,826)	(10,390)	51,551	(29,011)

Income before taxes	(12,696)	89,085	15,172	(45,646)	45,915
Provision for income taxes	(9,889)	24,168	2,234	149	16,662

Net income before minority interests	(2,807)	64,917	12,938	(45,795)	29,253
Minority interests	—	—	315	—	315

Net income	$(2,807)	$64,917	$13,253	$(45,795)	$29,568

Consolidating condensed balance sheets at June 30, 2000:

Assets	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$3,206	$3,815	$16,586	$—	$23,607
Accounts receivable	57	18,982	200,675	—	219,714
Intercompany receivables	58,812	61,487	15,253	(135,552)	—
Inventories	14,081	28,345	42,629	—	85,055
Other current assets	29,707	8,128	3,968	—	41,803

Total current assets	105,863	120,757	279,111	(135,552)	370,179
Property, plant and equipment, net	68,999	38,480	112,356	—	219,835
Goodwill and other intangible assets, net	18,643	59,581	125,631	—	203,855
Deferred income taxes	14,094	924	9,471	—	24,489
Other assets	27,291	7,440	10,404	—	45,135
Investments in subsidiaries	215,703	—	—	(215,703)	—

Total assets	$450,593	$227,182	$536,973	$(351,255)	$863,493

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$—	$—	$39,643	$—	$39,643
Accounts payable	18,957	14,488	82,034	—	115,479
Intercompany payables	45,748	12,963	76,841	(135,552)	—
Accrued expenses	47,218	17,542	48,084	—	112,844
Accrued profit sharing	6,959	3,934	7,448	—	18,341
Accrued income taxes	10,746	4,673	8,409	—	23,828

Total current liabilities	129,628	53,600	262,459	(135,552)	310,135
Note payable to Holdco	12,000	—	—	—	12,000
Long-term borrowings	74,000	—	172,820	—	246,820
Other liabilities	20,362	22,082	37,491	—	79,935

Total liabilities	235,990	75,682	472,770	(135,552)	648,890
Stockholders’ equity	214,603	151,500	64,203	(215,703)	214,603

Total liabilities and equity	$450,593	$227,182	$536,973	$(351,255)	$863,493

Consolidating condensed balance sheets at June 29, 2001:

Assets	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$1,525	$—	$10,276	$—	$11,801
Accounts receivable	2,916	20,818	159,574	—	183,308
Intercompany receivables	39,693	114,306	27,588	(181,587)	—
Inventories	14,555	34,620	40,298	—	89,473
Other current assets	12,069	6,318	21,537	—	39,924

Total current assets	70,758	176,062	259,273	(181,587)	324,506
Property, plant and equipment, net	114,856	55,309	86,422	—	256,587
Goodwill and other intangible assets, net	14,365	158,258	104,883	—	277,506
Deferred income taxes	15,686	927	10,280	—	26,893
Other assets	10,161	4,876	13,019	—	28,056
Investments in subsidiaries	395,554	18,724	—	(414,278)	—

Total assets	$621,380	$414,156	$473,877	$(595,865)	$913,548

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$—	$—	$41,017	$—	$41,017
Current portion of long-term debt	—	—	6,244	—	6,244
Accounts payable	37,356	29,918	84,294	—	151,568
Intercompany payables	131,734	3,000	46,853	(181,587)	—
Accrued expenses	43,678	21,115	42,090	—	106,883
Accrued profit sharing	7,919	1,898	7,414	—	17,231
Accrued income taxes	(5,363)	7,711	(2,348)	—	—

Total current liabilities	215,324	63,642	225,564	(181,587)	322,943
Note payable to Holdco	12,000	—	—	—	12,000
Long-term borrowings	143,000	—	140,381	—	283,381
Other liabilities	24,519	14,041	30,127	—	68,687

Total liabilities	394,843	77,683	396,072	(181,587)	687,011
Stockholders’ equity	226,537	336,473	77,805	(414,278)	226,537

Total liabilities and equity	$621,380	$414,156	$473,877	$(595,865)	$913,548

Consolidating condensed balance sheets at December 28, 2001:

Assets	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$735	$953	$6,405	$—	$8,093
Accounts receivable	957	13,123	147,539	—	161,619
Intercompany receivables	23,566	143,932	16,710	(184,208)	—
Inventories	16,169	38,542	44,371	—	99,082
Other current assets	8,763	8,005	16,684	—	33,452

Total current assets	50,190	204,555	231,709	(184,208)	302,246
Property, plant and equipment, net	123,754	52,047	93,113	—	268,914
Goodwill and other intangible assets, net	13,986	160,728	100,593	—	275,307
Deferred income taxes	20,622	2,553	14,367	—	37,542
Other assets	27,096	2,933	12,246	—	42,275
Investments in subsidiaries	419,352	18,724	—	(438,076)	—

Total assets	$655,000	$441,540	$452,028	$(622,284)	$926,284

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$—	$—	$34,121	$—	$34,121
Current portion of long-term debt	—	—	58,144	—	58,144
Accounts payable	43,513	18,997	77,113	—	139,623
Intercompany payables	148,297	9,206	26,705	(184,208)	—
Accrued expenses	29,963	22,491	47,166	—	99,620
Accrued profit sharing	4,240	1,697	4,399	—	10,336
Accrued income taxes	(10,814)	4,101	9,368	—	2,655

Total current liabilities	215,199	56,492	257,016	(184,208)	344,499
Note payable to Holdco	12,000	—	—	—	12,000
Long-term borrowings	174,429	—	83,089	—	257,518
Other liabilities	43,712	19,647	39,248	—	102,607

Total liabilities	445,340	76,139	379,353	(184,208)	716,624
Stockholders’ equity	209,660	365,401	72,675	(438,076)	209,660

Total liabilities and equity	$655,000	$441,540	$452,028	$(622,284)	$926,284

Consolidating condensed balance sheets at January 3, 2003:

Assets	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$4,301	$6,282	$48,689	$—	$59,272
Accounts receivable	43,705	17,856	476,552	—	538,113
Intercompany receivables	175,866	164,877	12,713	(353,456)	—
Inventories	38,350	36,848	187,279	(1,494)	260,983
Other current assets	28,925	10,838	87,661	—	127,424

Total current assets	291,147	236,701	812,894	(354,950)	985,792
Property, plant and equipment, net	170,044	61,687	330,104	—	561,835
Capitalized software, net	56,290	4,831	18,222	—	79,343
Goodwill and other intangible assets, net	152,247	207,973	1,149,306	10,756	1,520,282
Deferred income taxes	23,261	1,125	13,267	—	37,653
Intercompany advances	243,817	562,487	—	(806,304)	—
Other assets	120,441	6,123	66,462	(1,098)	191,928
Investments in subsidiaries	1,366,114	88,496	9,672	(1,464,282)	—

Total assets	$2,423,361	$1,169,423	$2,399,927	$(2,615,878)	$3,376,833

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$32,700	$—	$35,419	$—	$68,119
Current portion of long-term debt	48,005	—	9,901	—	57,906
Accounts payable	62,158	18,110	248,293	—	328,561
Intercompany payables	182,767	10,162	163,605	(356,534)	—
Accrued expenses	122,636	38,223	203,637	933	365,429
Accrued profit sharing	2,941	1,581	3,041	—	7,563
Accrued income taxes	(18,309)	12,960	9,537	(999)	3,189

Total current liabilities	432,898	81,036	673,433	(356,600)	830,767
Intercompany note payable	—	2,868	806,687	(809,555)	—
Long-term borrowings	1,100,193	—	248,077	—	1,348,270
Other liabilities	133,550	26,969	204,207	37	364,763

Total liabilities	1,666,641	110,873	1,932,404	(1,166,118)	2,543,800
Stockholders’ equity	756,720	1,058,550	467,523	(1,449,760)	833,033

Total liabilities and equity	$2,423,361	$1,169,423	$2,399,927	$(2,615,878)	$3,376,833

Consolidating condensed statements of cash flows for the fiscal year ended June 30, 2000:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by (used in) operating activities	$101,826	$53,546	$(42,378)	$(40,609)	$72,385
Cash flows from investing activities:
Capital expenditures, net	(2,778)	(8,162)	(7,945)	—	(18,885)
Acquisitions of businesses	(125,387)	—	—	—	(125,387)
Proceeds from divestitures	25,813	—	—	—	25,813

Net cash used in investing activities	(102,352)	(8,162)	(7,945)	—	(118,459)

Cash flows from financing activities:
Increase (decrease) in line of credit	74,000	—	(144,616)	—	(70,616)
Increase (decrease) in intercompany payables	(58,079)	(40,424)	98,503	—	—
Proceeds from issuance of debt	—	—	126,028	—	126,028
Dividends paid	(12,189)	(8,628)	(31,981)	40,609	(12,189)

Net cash provided by (used in) financing activities	3,732	(49,052)	47,934	40,609	43,223

Effect of exchange rate changes on cash and cash equivalents	—	—	8,263	—	8,263

Change in cash and cash equivalents	3,206	(3,668)	5,874	—	5,412
Beginning balance	—	7,483	10,712	—	18,195

Ending balance	$3,206	$3,815	$16,586	$—	$23,607

Consolidating condensed statements of cash flows for the fiscal year ended June 29, 2001:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$98,577	$51,683	$25,768	$(34,440)	$141,588
Cash flows from investing activities:
Capital expenditures, net	(50,505)	(4,626)	(5,203)	—	(60,334)
Acquisitions of businesses	(138,678)	—	—	—	(138,678)
Proceeds from divestitures	4,834	—	—	—	4,834

Net cash used in investing activities	(184,349)	(4,626)	(5,203)	—	(194,178)

Cash flows from financing activities:
Increase (decrease) in line of credit	69,000	—	(14,683)	—	54,317
Increase (decrease) in intercompany payables/ receivables	29,667	(42,957)	13,290	—	—
Payments of long-term debt	—	—	(337)	—	(337)
Dividends paid	(14,576)	(7,915)	(26,525)	34,440	(14,576)

Net cash provided by (used in) financing activities	84,091	(50,872)	(28,255)	34,440	39,404

Effect of exchange rate changes on cash and cash equivalent	—	—	1,380	—	1,380

Change in cash and cash equivalents	(1,681)	(3,815)	(6,310)	—	(11,806)
Beginning balance	3,206	3,815	16,586	—	23,607

Ending balance	$1,525	$—	$10,276	$—	$11,801

Consolidating condensed statements of cash flows for the fiscal six months ended December 28, 2001:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(16,728)	$9,447	$40,422	$(22,768)	$10,373
Cash flows for investing activities:
Capital expenditures, net	(15,312)	(1,605)	(14,146)	—	(31,063)

Cash flows from financing activities:
Increase (decrease) in line of credit	31,429	—	(6,837)	—	24,592
Increase (decrease) in intercompany payables/ receivables	7,111	255	(7,366)	—	—
Dividends paid	(7,290)	(7,145)	(15,622)	22,768	(7,289)

Net cash provided by (used in) financing activities	31,250	(6,890)	(29,825)	22,768	17,303

Effect of exchange rate changes on cash and cash equivalents	—	—	(321)	—	(321)

Change in cash and cash equivalents	(790)	952	(3,870)	—	(3,708)
Beginning balance	1,525	–	10,276	—	11,801

Ending balance	$735	$952	$6,406	$—	$8,093

Consolidating condensed statements of cash flows for the fiscal year ended January 3, 2003:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(271,407)	$(508,012)	$123,419	$887,020	$231,020
Cash flows from investing activities:
Capital expenditures, net	(30,427)	(12,703)	(47,935)	—	(91,065)
Acquisitions of businesses	(1,614,178)	(132,693)	(1,080,856)	1,450,278	(1,377,449)

Net cash used in investing activities	(1,644,605)	(145,396)	(1,128,791)	1,450,278	(1,468,514)
Cash flows from financing activities:
Decrease in short-term debt	67,020	3,199	112,787	(151,103)	31,903
Increase in long-term debt	937,527	2,868	881,464	(792,706)	1,029,153
Increase (decrease) in intercompany payables/receivables	(53,556)	2,200	51,356	—	—
Increase in additional paid in capital	1,048,801	647,490	135,060	(1,445,569)	385,782
Retirement of preferred shares	(50)	—	—	—	(50)
Payment of debt issuance costs and underwriting fees	(63,111)	—	(5,764)	—	(68,875)
Dividends paid	(17,038)	(45,925)	(6,329)	52,254	(17,038)

Net cash provided by (used in) financing activities	1,919,593	609,832	1,168,574	(2,337,124)	1,360,875

Effect of exchange rate changes on cash and cash equivalents	—	48,905	(121,107)	—	(72,202)

Change in cash and cash equivalents	3,581	5,329	42,095	174	51,179
Beginning balance	720	953	6,594	(174)	8,093

Ending balance	$4,301	$6,282	$48,689	$—	$59,272

JOHNSONDIVERSEY, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of JohnsonDiversey, Inc.†

3.2	Bylaws of JohnsonDiversey, Inc.†

4.1

Indenture between JohnsonDiversey, Inc. and each of the guarantors named therein and BNY Midwest Trust Company, as trustee, dated as of May 3, 2002, relating to the $300,000,000 9.625% Senior Subordinated Notes due 2012†

4.2

Indenture between JohnsonDiversey, Inc. and each of the guarantors named therein and The Bank of New York, as trustee, dated as of May 3, 2002, relating to the €225,000,000 9.625% Senior Subordinated Notes due 2012†

4.3	Form of $300,000,000 9.625% Senior Subordinated Notes due 2012 (filed as Exhibit A1 to Exhibit 4.1)†

4.4	Form of €225,000,000 9.625% Senior Subordinated Notes due 2012 (filed as Exhibit A1 to Exhibit 4.2)†

10.1

Purchase Agreement among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of November 20, 2001*†

10.2

First Amendment to the Purchase Agreement by and among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of February 11, 2002†

10.3

Second Amendment to the Purchase Agreement by and among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of April 5, 2002†

10.4

Third Amendment to the Purchase Agreement by and among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of May 3, 2002*†

10.5	Master Sales Agency Agreement among Unilever N.V., Unilever PLC and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), dated as of May 3, 2002*†

10.6	Stockholders’ Agreement among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), Commercial Markets Holdco, Inc. and Marga B.V., dated as of May 3, 2002†

10.7

Credit Agreement, dated as of May 3, 2002, among JohnsonDiversey, Inc., JohnsonDiversey Canada, Inc. (formerly known as Johnson Wax Professional, Inc.), Johnson Professional Co., Ltd., and JohnsonDiversey Holdings II B.V. (formerly known as Johnson Diversey Netherlands II B.V.), each as a borrower, JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), the lenders and issuers party thereto, as lenders (collectively, the “Senior Lenders”), Citicorp USA, Inc., as administrative agent for the Senior Lenders (the “Administrative Agent”), Goldman Sachs Credit Partners L.P., as syndication agent for the Senior Lenders, and ABN AMRO Bank N.A., Bank One N.A., Royal Bank of Scotland PLC, New York Branch and General Electric Capital Corporation, each as a co-documentation agent for the Senior Lenders†

10.8

Pledge and Security Agreement, dated as of May 3, 2002, by JohnsonDiversey, Inc., JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.) and the other loan parties signatories thereto in favor of the Administrative Agent†

10.9	Agreement between S.C. Johnson & Son, Inc. and JohnsonDiversey, Inc., dated as of May 3, 2002*†

E-1

Exhibit Number	Description of Exhibit
10.10	Agreement between S.C. Johnson & Son, Inc. and Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.), dated as of May 3, 2002*†

10.11

Technology Disclosure and License Agreement among S.C. Johnson & Son, Inc., JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.) dated as of May 3, 2002*†

10.12

Omnibus Amendment of Leases among S.C. Johnson & Son, Inc., Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.) and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), dated November 20, 2001†

10.13

Lease Agreement between S.C. Johnson & Son, Inc. and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) for Waxdale Building 65, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999*†

10.14

Lease Agreement between S.C. Johnson & Son, Inc. and Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.) for Waxdale Buildings 50, 57 and 59, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999*†

10.15

Real Estate and Equipment Lease Agreement between S.C. Johnson & Son, Inc. and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) for Waxdale Buildings 59 and 63, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999*†

10.16

Lease Agreement between S.C. Johnson & Son, Inc. and Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.) for Waxdale Buildings 52, 53, 54, 66, 66A, 71 & 72, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999*†

10.17

Receivables Purchase Agreement among JWPR Corporation, as seller and servicer, Falcon Asset Securitization Corporation, and Bank One, NA, as Financial Institution and as Agent, dated March 2, 2001, as amended through Amendment No. 2 dated May 3, 2002†

10.18	Receivables Sale Agreement, dated as of March 2, 2001, between Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.), as originator, and JWPR Corporation, as buyer†

10.19	Receivables Sale Agreement, dated as of March 2, 2001, between U S Chemical Corporation, as originator, and JWPR Corporation, as buyer†

10.20	Receivables Sale Agreement, dated as of March 2, 2001, between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), as originator, and JWPR Corporation, as buyer†

10.21

Receivables Sale and Contribution Agreement, dated as of March 2, 2001, among Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.), U S Chemical Corporation, Whitmire Micro-Gen Research Laboratories, Inc., JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), JWP Investments, Inc. and JWPR Corporation†

10.22	Employment Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and JoAnne Brandes, dated November 8, 1999**†

10.23

Amendment to Employment Agreement and Long Term Incentive Plan Operating Provisions between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and JoAnne Brandes, dated October 23, 2000**†

10.24	Employment Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Michael J. Bailey, dated November 8, 1999**†

10.25

Amendment to Employment Agreement and Long Term Incentive Plan Operating Provisions between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Michael J. Bailey, dated October 23, 2000**†

10.26	Employment Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Gregory E. Lawton, dated November 8, 1999**†

E-2

Exhibit Number	Description of Exhibit
10.27

Amendment to Employment Agreement and Long Term Incentive Plan Operating Provisions between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Gregory E. Lawton, dated October 4, 2000**†

10.28	Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Alejandro Martinez de Hoz, dated February 22, 2000**†

10.29

Amendment to Employment Agreement and Long Term Incentive Plan Operating Provisions between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Alejandro Martinez de Hoz, dated October 23, 2000**†

10.30	Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and S. Curtis Johnson, dated December 6, 2001**†

10.31	Commercial Markets Holdco, Inc. Second Amended and Restated Long-Term Equity Incentive Plan**††

10.32	Form of Stock Option Agreement under Commercial Markets Holdco, Inc. Amended and Restated Long-Term Equity Incentive Plan**†

10.33	Employment Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Paul A. Mathias, dated March 1, 2000**†

10.34	Employment Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Sue Leboza, dated August 21, 2000**†

10.35	Employment Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Gregory F. Clark, dated November 8, 1999**†

10.36	Employment Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and David S. Andersen, dated November 8, 1999**†

12.1	Statement Regarding Computation of Ratios

14.1	JohnsonDiversey, Inc. Finance Officers Ethics Policy

21.1	Subsidiaries of JohnsonDiversey, Inc.

24.1	Powers of Attorney

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.

**	Management Contract or Compensatory Plan.

†	Filed as an exhibit to JohnsonDiversey’s Registration Statement on Form S-4 filed on July 31, 2002 and incorporated herein by reference.

††	Filed as an exhibit to amendment no. 2 to JohnsonDiversey’s Registration Statement on Form S-4 filed on November 21, 2002 and incorporated herein by reference.

E-3