Form 10-Q
period 2003-04-04
JOHNSONDIVERSEY INC
filed 2003-05-19
CIK 1175757

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 4, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

i

FORWARD-LOOKING STATEMENTS

We make statements in this Form 10–Q that are not historical facts. These “forward-looking statements” can be identified by the use of terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	our ability to successfully integrate and operate our new organizational structure, including achievement of cost and tax savings;

•	our ability to execute any of our business strategies;

•	changes in general economic and political conditions, interest rates and currency movements, including, in particular, exposure to foreign currency risks;

•	the vitality of the institutional and industrial cleaning and sanitation market, particularly those sectors adversely affected by the current economic downturn, and the printing and packaging, coatings and plastics markets;

•	restraints on pricing flexibility due to competitive conditions in the professional and polymer markets;

•	the loss or insolvency of a significant supplier or customer;

•	effectiveness in managing our manufacturing processes, including our inventory and fixed assets;

•	changes in energy costs, the costs of raw materials and other operating expenses;

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	changes in tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	the loss of, or changes in, executive management or other key personnel;

•	natural and manmade disasters, including acts of terrorism, hostilities or war that impact our markets; and

•	severe weather conditions affecting the food and lodging industry.

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JOHNSONDIVERSEY, INC.

CONSOLIDATED BALANCE SHEETS

	April 4, 2003	January 3, 2003
	(unaudited)
	(dollars in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$42,004	$59,272
Accounts receivable less allowance of $32,382 and $30,424, respectively	492,486	457,191
Accounts receivable—related parties	68,350	80,922
Inventories	277,883	260,983
Deferred income taxes—current	44,511	43,682
Other current assets	85,457	83,742

Total current assets	1,010,691	985,792
Property, plant and equipment, net	569,423	561,835
Capitalized software, net	77,303	79,343
Goodwill, net	1,168,199	1,132,329
Other intangibles, net	385,320	387,953
Deferred income taxes—non-current	38,022	37,653
Long-term receivables—related parties	74,038	72,475
Other assets	117,770	119,453

Total assets	$3,440,766	$3,376,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$63,993	$68,119
Current portion of long-term debt	57,180	57,906
Accounts payable	217,514	218,147
Accounts payable—related parties	96,608	110,414
Accrued expenses	394,883	368,618
Accrued profit-sharing	10,599	7,563

Total current liabilities	840,777	830,767
Pension and other post-retirement benefits	272,711	268,962
Long-term borrowings	1,364,568	1,348,270
Long-term payables—related parties	11,750	11,750
Other liabilities	92,544	84,051

Total liabilities	2,582,350	2,543,800
Stockholders’ equity:
Common stock—$1.00 par value; 200,000 shares authorized; 24,422 shares issued and outstanding	24	24
Capital in excess of par value	734,568	734,568
Retained earnings	101,232	100,672
Accumulated other comprehensive income	25,887	1,262
Notes receivable from officers	(3,295)	(3,493)

Total stockholders’ equity	858,416	833,033

Total liabilities and stockholders’ equity	$3,440,766	$3,376,833

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	April 4, 2003	March 29, 2002
	(unaudited)
	(dollars in thousands)
Net sales:
Net product and service sales	$676,256	$267,379
Sales agency fee income	21,248	—

	697,504	267,379
Cost of sales	382,247	153,824

Gross profit	315,257	113,555
Marketing, administrative and general expenses	257,418	89,203
Research and development expenses	17,736	9,885
Restructuring expense	6,509	—

Operating profit	33,594	14,467
Other expense (income):
Interest expense	32,727	2,913
Interest income	(1,194)	(91)
Other expense (income), net	(2,911)	4,078

Income before taxes	4,972	7,567
Provision for income taxes	1,791	2,428

Income before minority interests	3,181	5,139
Minority interests in net (loss) of subsidiaries	(1)	(27)

Net income	$3,182	$5,166

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	April 4, 2003	March 29, 2002
	(unaudited)
	(dollars in thousands)
Cash flows from operating activities:
Net income	$3,182	$5,166
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	26,230	7,761
Amortization of intangibles	9,788	2,153
Amortization of debt issuance costs	2,153	—
Deferred income taxes	(414)	(190)
Gain from divestitures	(1,295)	—
Loss on property disposals	565	—
Other	814	488
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses—
Accounts receivable	(21,658)	(7,156)
Inventories	(13,081)	233
Other current assets	6,892	1,182
Other assets	(2,946)	(5,409)
Accounts payable and accrued expenses	(2,151)	2,238
Other liabilities	3,126	(1,800)

Net cash provided by operating activities	11,205	4,666
Cash flows from investing activities:
Capital expenditures	(25,417)	(7,968)
Expenditures for capitalized computer software	(868)	(6,107)
Cash from property disposals	906	1,643
Acquisitions of businesses	(878)	—
Proceeds from divestitures	835	—

Net cash used in investing activities	(25,422)	(12,432)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	(4,774)	15,473
Proceeds from (repayments of) long-term borrowings	(3,150)	—
Decrease in notes receivable from officers	197	—
Dividends paid	—	(4,286)

Net cash provided by (used in) financing activities	(7,727)	11,187

Effect of exchange rate changes on cash and cash equivalents	4,676	135

Change in cash and cash equivalents	(17,268)	3,556
Beginning balance	59,272	8,093

Ending balance	$42,004	$11,649

Supplemental cash flows information
Cash paid during the period:
Interest	$10,377	$2,892
Income taxes	4,955	1,172

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of the Company

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

On May 3, 2002, the Company acquired the DiverseyLever business from Conopco, Inc., a subsidiary of Unilever N.V. and Unilever PLC (together, “Unilever”) (see Note 8). At the closing of the acquisition, the Company changed its name to JohnsonDiversey, Inc., and Johnson Professional Holdings, Inc. changed its name to JohnsonDiversey Holdings, Inc. (“Holdings”). In connection with the acquisition, Unilever acquired a 33 1/3% interest in Holdings, with the remaining 66 2/3% continuing to be held by Holdco.

2. Basis of Presentation

In the opinion of management, the unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of April 4, 2003 and its results of operations and cash flows for the three months ended April 4, 2003. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2003. The results of operations for the three months ended April 4, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

In order to achieve alignment with its actual business management practices, beginning with fiscal year 2003, the Company reclassified distribution costs from marketing, distribution, administrative and general expenses to cost of sales. Prior year amounts have been reclassified for consistency. Distribution costs were $67,557 and $21,080 for the three months ended April 4, 2003 and March 29, 2002, respectively.

Certain other prior period amounts have been reclassified to conform with current period presentation.

All monetary amounts, excluding share data, are stated in thousands.

3. New Accounting Standards

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Disposal Activities (“SFAS 146”). Under SFAS 146, liabilities for costs associated with a plan to dispose of an asset or to exit a business activity must generally be recognized in the period in which the costs are incurred. The pronouncement supercedes Emerging Issues Task Force No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (“EITF 94-3”). Under EITF 94-3, a liability is recognized solely upon an entity’s commitment to a plan. SFAS 146 is effective for disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 effective January 4, 2003 and does not expect that the pronouncement will have significant impact on its consolidated financial position or results of operations (see Note 11).

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation 45”), which expands on the guidance for the accounting and disclosure of guarantees. Each guarantee meeting the characteristics described in Interpretation 45 is to be recognized and initially measured at fair value. In addition, guarantors will be required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote. Interpretation 45’s disclosure requirements are effective for financial statements for annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted Interpretation 45 effective January 4, 2003 and does not expect that the pronouncement will have significant impact on its consolidated financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for annual periods ending after December 15, 2002, and interim periods beginning after December 31, 2002. The Company adopted the amendments to the SFAS 123 disclosure provisions required under SFAS 148 effective January 4, 2003, but will continue to use the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for stock-based compensation (see Note 6).

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46”). Interpretation 46 defines a “variable interest entity” and requires a company to consolidate such an entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns. The interpretation also requires disclosure of variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Interpretation 46 is immediately effective for variable interest entities created after January 31, 2003 and effective June 15, 2003 for variable interest entities created on or prior to January 31, 2003. The Company’s adoption of Interpretation 46 is not expected to have a significant impact on its consolidated financial position or results of operations.

4. Income Taxes

The provision for income taxes includes deferred taxes and is based upon estimates of annual effective tax rates in the tax jurisdictions in which the Company operates.

5. Inventories

Inventories are summarized as follows:

	April 4, 2003	January 3, 2003
Raw materials and containers	$76,659	$72,551
Finished goods	207,969	195,177
Last-in, first-out inventory reserves	(6,745)	(6,745)

Total inventories	$277,883	$260,983

Inventories are net of allowance for excess and obsolete inventory of $22,934 and $22,671 at April 4, 2003 and January 3, 2003, respectively.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Stock-based Compensation

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

The Company recorded compensation expense of $201 and $1,312 related to restricted stock and debt forgiveness during the three months ended April 4, 2003 and March 29, 2002, respectively.

A summary of stock option activity and average exercise price follows:

	Shares	Weighted Average Exercise Price
Shares under option at January 3, 2003	124,742	113.16
Options granted	92,242	106.93
Options lapsed or surrendered	(805)	136.05
Options exercised	(470)	82.63

Shares under option at April 4, 2003	215,709	110.48

The pro forma impact of compensation expense if the Company had used the fair-value method of accounting to measure compensation expense would have reduced net income by approximately $792 and $2,011 for the three months ended April 4, 2003 and March 29, 2002, respectively.

7. Comprehensive Income

Comprehensive income for the respective periods consists of the following:

	Three Months Ended
	April 4, 2003	March 29, 2002
Net income	$3,182	$5,166
Translation adjustment	27,632	(2,711)
Unrealized losses on derivatives, net of tax	(1,745)	(48)

Total comprehensive income	$29,069	$2,407

8. Acquisition of the DiverseyLever Business

On May 3, 2002, the Company acquired the DiverseyLever business—the institutional and industrial cleaning and sanitation business of Unilever. In addition, with specified exceptions, the Company and its parent, Holdings, assumed liabilities to the extent relating to, or arising out of, the DiverseyLever business. The acquisition was accounted for under the purchase method of accounting.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company continues the process of settlement and conclusion on purchase price allocation and adjustments associated with the acquisition of the DiverseyLever business. The following represents a reconciliation of the preliminary allocation of purchase price from January 3, 2003 through April 4, 2003:

	As of January 3, 2003	Three Months Ended April 4, 2003 Adjustments		As of April 4, 2003
Cash purchase price	$1,029,836	$—		$1,029,836
Senior discount notes of Holdings	201,900	—		201,900
Equity in Holdings issued to Unilever	352,059	—		352,059
Transaction-related costs	39,564	333	(a)	39,897
Net debt adjustment payable in cash	15,320	—		15,320
Net debt adjustment to subscription price	11,750	—		11,750
Working capital adjustment payable in cash	33,568	—		33,568
Working capital adjustment to subscription price	(36,540)	—		(36,540)
Pension adjustment—EBITDA	2,580	—		2,580
Pension adjustment—fully funded	(108,017)	(400	)(b)	(108,417)

Total purchase price	1,542,020	(67)		1,541,953
Fair value of net tangible assets acquired	(389,603)	6,488	(c)	(383,115)

Excess purchase price	1,152,417	6,421		1,158,838
Allocation to intellectual property	(122,941)	—		(122,941)
Allocation to other identified intangible assets	(235,394)	—		(235,394)

Goodwill	$794,082	$6,421		$800,503

(a)	The Company recorded additional transaction-related costs of $333 during the three months ended April 4, 2003, which were accounted for as an increase to acquisition goodwill. The Company does not expect further adjustment to goodwill as it relates to transaction-related costs.
(b)	In March 2003, the Company received approximately $2,000 in partial and preliminary settlement of pension full-funding adjustments agreed with Unilever. Approximately $1,600 represents collections on previously estimated receivables from Unilever. The remaining $400 represents cash received on certain pension plans for which receivables from Unilever were not previously recorded. Further adjustments are expected to be finalized and agreed with Unilever by December 2003 and are, accordingly, subject to change.
(c)	See Note 11, Restructuring Liabilities.

Pro Forma Results

The following reflects the unaudited pro forma results for the Company giving effect to the acquisition of the DiverseyLever business and the related financings as if they had occurred at the beginning of the three months ended March 29, 2002.

Three Months Ended March 29, 2002
Net sales	$593,779
Net (loss)	(3,868)

9. Divestitures

In March 2003, the Company disposed of a non-strategic logistical service business in Japan for approximately $835 and the assumption of net liabilities by the purchaser of approximately $460. The net gain of $1,295 was included as a component of other (income) expense in the consolidated statement of income for the three months ended April 4, 2003. The disposed business was part of a larger cash-flow-generating group and was therefore not reported as a discontinued operation.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10. Accounts Receivable Securitization

The Company and certain of its U.S. subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001 whereby they sell on a continuous basis certain domestic trade receivables to a wholly owned, consolidated special purpose, bankruptcy-remote subsidiary (“JWPRC”) of the Company. JWPRC was formed for the sole purpose of buying and selling receivables generated by the Company and the U.S. subsidiaries party to the agreement. JWPRC in turn sells an undivided interest in the total domestic accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the percentage of total domestic receivables deemed eligible. The amounts of the beneficial interest of accounts receivable sold under these arrangements are excluded from accounts receivable in the Company’s consolidated balance sheets. As of April 4, 2003, and January 3, 2003, the Conduit held $34,400 and $35,900, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheets.

The Company had a retained interest of $31,440 and $20,701 in the receivables of JWPRC as of April 4, 2003, and January 3, 2003, respectively. The retained interest is included in the accounts receivable balance reflected in the consolidated balance sheet at estimated fair value.

11. Restructuring Liabilities

During fiscal year 2002, in connection with the acquisition of the DiverseyLever business, the Company recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities (“exit plans”). During the three months ended April 4, 2003, the Company recognized liabilities of $5,495 for the involuntary termination of 85 additional former DiverseyLever employees and $993 for additional other exit costs, which were recorded as an adjustment to purchase accounting. The Company continues to finalize its exit plans and expects to record similar adjustments to purchase accounting in the second quarter of fiscal year 2003.

The Company’s exit plans provide for the planned termination of 1,085 employees, of which 718 and 471 were actually terminated as of April 4, 2003 and January 3, 2003, respectively.

Additionally, the Company developed plans to restructure certain facilities that it owned prior to the acquisition of the DiverseyLever business (“restructuring plans”), primarily for the purpose of eliminating redundancies resulting from the acquisition of the DiverseyLever business. During fiscal year 2002, in connection with these restructuring plans, the Company recorded liabilities for the involuntary termination of pre-acquisition employees and other restructuring costs associated with pre-acquisition facilities. During the three months ended April 4, 2003, the Company recognized liabilities of $4,761 for the involuntary termination of 37 additional pre-acquisition employees and $1,748 for additional other restructuring costs, which were recorded as restructuring expenses in accordance with SFAS 146 (see Note 3).

The Company’s restructuring plans provide for the planned termination of 277 pre-acquisition employees, of which 235 and 151 were actually terminated as of April 4, 2003 and January 3, 2003, respectively.

	Exit Plans			Restructuring Plans
	Employee- Related	Other	Total	Employee- Related	Other	Total
Liability balances as of January 3, 2003	$51,963	$6,079	$58,042	$5,724	$5,092	$10,816
Liability established in purchase accounting	5,495	993	6,488	—	—	—
Liability recorded as restructuring expense	—	—	—	4,761	1,748	6,509
Cash paid[1]	(8,231)	(595)	(8,826)	(5,550)	(1,573)	(7,123)

Liability balances as of April 4, 2003	$49,227	$6,477	$55,704	$4,935	$5,267	$10,202

[1]	Cash paid includes the effects of foreign exchange

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Segment Information

The sales and results of operations of the Company’s segments are summarized as follows:

	Three Months Ended or As Of March 29, 2002
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$210,161	$61,860	$(4,642)	$267,379
Operating profit	6,124	15,804	(7,461)	14,467
Depreciation and amortization	7,263	1,900	751	9,914
Interest expense	5,352	198	(2,637)	2,913
Interest income	70	187	(166)	91
Total assets	772,710	157,261	2,364	932,335
Goodwill, net	266,034	193	—	266,227
Capital expenditures	6,831	1,137	—	7,968

	Three Months Ended or As Of April 4, 2003
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$630,534	$72,084	$(5,114)	$697,504
Operating profit	22,299	11,295	—	33,594
Depreciation and amortization	33,806	2,212	—	36,018
Interest expense	32,802	128	(203)	32,727
Interest income	1,223	174	(203)	1,194
Total assets	3,306,753	189,306	(55,293)	3,440,766
Goodwill, net	1,167,644	555	—	1,168,199
Capital expenditures	24,169	1,248	—	25,417

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13. Subsidiary Guarantors of Senior Subordinated Notes

The Company’s $542,573 senior subordinated notes (based on exchange rates applied at April 4, 2003), which bear interest at 9.625% and are due in 2012, are guaranteed by certain of its wholly owned subsidiaries. Such guarantees are full and unconditional, to the extent allowed by law, and joint and several. The following supplemental information sets forth, on an unconsolidated basis, statement of income, balance sheet and statement of cash flows information for the Company, for the guarantor subsidiaries and for the Company’s non-guarantor subsidiaries, each of which were determined on a combined basis with the exception of eliminating investments in combined subsidiaries and certain reclassifications, which are eliminated at the consolidated level.

Consolidating condensed statements of operations for the three months ended March 29, 2002:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$59,424	$87,111	$127,872	$(7,028)	$267,379
Cost of sales	32,175	53,722	74,955	(7,028)	153,824

Gross profit	27,249	33,389	52,917	—	113,555
Marketing, distribution, administrative and general expenses	26,314	19,880	43,009	—	89,203
Research and development	3,571	4,315	1,999	—	9,885

Operating profit (loss)	(2,636)	9,194	7,909	—	14,467

Other expense (income):
Interest expense	2,884	1,517	1,338	(2,826)	2,913
Interest income	4	(2,785)	(136)	2,826	(91)
Other (income) expense, net	(7,982)	(2,285)	3,436	10,909	4,078

Income before taxes	2,458	12,747	3,271	(10,909)	7,567

Provision (benefit) for income taxes	(2,681)	4,066	1,043	—	2,428

Net income (loss) before minority interests	5,139	8,681	2,228	(10,909)	5,139
Minority interests	—	—	(27)	—	(27)

Net income (loss)	$5,139	$8,681	$2,255	$(10,909)	$5,166

Consolidating condensed statements of operations for the three months ended April 4, 2003:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$155,659	$87,804	$470,648	$(37,855)	$676,256
Sales agency fee income	1,442	29	19,777	—	21,248
Cost of sales	90,345	58,249	271,508	(37,855)	382,247

Gross profit	66,756	29,584	218,917	—	315,257
Marketing, distribution, administrative and general expenses	70,543	16,494	171,594	(1,213)	257,418
Research and development	6,125	2,963	8,648	—	17,736
Restructuring expense	—	—	6,509	—	6,509

Operating profit (loss)	(9,912)	10,127	32,166	1,213	33,594

Other expense (income):
Interest expense	27,577	100	23,945	(18,895)	32,727
Interest income	(4,793)	(14,749)	(547)	18,895	(1,194)
Other (income) expense, net	(23,374)	(226)	(2,643)	23,332	(2,911)

Income before taxes	(9,322)	25,002	11,411	(22,119)	4,972

Provision (benefit) for income taxes	(12,503)	5,596	8,698	—	1,791

Net income (loss) before minority interests	3,181	19,406	2,713	(22,119)	3,181
Minority interests	—	—	(1)	—	(1)

Net income (loss)	$3,181	$19,406	$2,714	$(22,119)	$3,182

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidating condensed balance sheets at January 3, 2003:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4,301	$6,282	$48,689	$—	$59,272
Accounts receivable	43,705	17,856	476,552	—	538,113
Intercompany receivables	175,866	164,877	12,713	(353,456)	—
Inventories	38,350	36,848	187,279	(1,494)	260,983
Other current assets	28,925	10,838	87,661	—	127,424

Total current assets	291,147	236,701	812,894	(354,950)	985,792
Property, plant and equipment, net	170,044	61,687	330,104	0	561,835
Capitalized software, net	56,290	4,831	18,222	0	79,343
Goodwill and other intangible assets, net	152,247	207,973	1,149,306	10,756	1,520,282
Deferred income taxes	23,261	1,125	13,267	0	37,653
Intercompany advances	243,817	562,487	—	(806,304)	—
Other assets	120,441	6,123	66,462	(1,098)	191,928
Investments in subsidiaries	1,442,427	88,496	9,672	(1,540,595)	—

Total assets	$2,499,674	$1,169,423	$2,399,927	$(2,692,191)	$3,376,833

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$32,700	$—	$35,419	$—	$68,119
Current portion of long-term debt	48,005	—	9,901	—	57,906
Accounts payable	62,158	18,110	248,293	—	328,561
Intercompany payables	182,767	10,162	163,605	(356,534)	—
Accrued expenses	122,636	38,223	203,637	933	365,429
Accrued profit sharing	2,941	1,581	3,041	—	7,563
Accrued income taxes	(18,309)	12,960	9,537	(999)	3,189

Total current liabilities	432,898	81,036	673,433	(356,600)	830,767
Intercompany note payable	—	2,868	806,687	(809,555)	—
Long-term borrowings	1,100,193	—	248,077	0	1,348,270
Other liabilities	133,550	26,969	204,207	37	364,763

Total liabilities	1,666,641	110,873	1,932,404	(1,166,118)	2,543,800
Stockholders’ equity	833,033	1,058,550	467,523	(1,526,073)	833,033

Total liabilities and stockholders’ equity	$2,499,674	$1,169,423	$2,399,927	$(2,692,191)	$3,376,833

Consolidating condensed balance sheets at April 4, 2003:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,816	$4,994	$34,194	$—	$42,004
Accounts receivable	43,912	19,588	497,336	—	560,836
Intercompany receivables	148,165	165,708	37,114	(350,987)	—
Inventories	39,966	40,614	198,756	(1,453)	277,883
Other current assets	59,268	8,972	92,681	(30,953)	129,968

Total current assets	294,127	239,876	860,081	(383,393)	1,010,691
Property, plant and equipment, net	174,317	60,346	334,760	—	569,423
Capitalized software, net	61,341	4,546	11,416	—	77,303
Goodwill and other intangible assets, net	150,210	208,638	1,180,923	13,748	1,553,519
Deferred income taxes	24,043	1,125	12,854	—	38,022
Intercompany advances	256,274	578,800	—	(835,074)	—
Other assets	120,517	6,127	61,290	3,874	191,808
Investments in subsidiaries	1,485,462	94,073	10,266	(1,589,801)	—

Total assets	$2,566,291	$1,193,531	$2,471,590	$(2,790,646)	$3,440,766

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$15,000	$—	$48,993	$—	$63,993
Current portion of long-term debt	47,307	—	9,873	—	57,180
Accounts payable	48,453	17,369	248,300	—	314,122
Intercompany payables	187,549	6,069	161,539	(355,157)	—
Accrued expenses	163,247	34,353	193,149	3,345	394,094
Accrued profit sharing	3,984	2,681	3,934	—	10,599
Accrued income taxes	—	16,464	16,260	(31,935)	789

Total current liabilities	465,540	76,936	682,048	(383,747)	840,777
Intercompany note payable	—	3,006	833,105	(836,111)	—
Long-term borrowings	1,107,659	—	256,909	—	1,364,568
Other liabilities	134,676	28,351	214,145	(167)	377,005

Total liabilities	1,707,875	108,293	1,986,207	(1,220,025)	2,582,350
Stockholders’ equity	858,416	1,085,238	485,383	(1,570,621)	858,416

Total liabilities and stockholders’ equity	$2,566,291	$1,193,531	$2,471,590	$(2,790,646)	$3,440,766

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidating condensed statements of cash flows for the three months ended March 29, 2002:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$112	$7,073	$23,587	$(26,106)	$4,666
Cash flows from investing activities:
Capital expenditures, net	(3,254)	(429)	(8,749)	—	(12,432)

Net cash provided by (used in) investing activities	(3,254)	(429)	(8,749)	—	(12,432)
Cash flows from financing activities:					—
Increase in short-term debt	15,171	—	300	—	15,471
Increase (decrease) in intercompany payables/receivables	(7,304)	7,099	205	—	—
Dividends paid	(4,284)	(13,670)	(12,436)	26,106	(4,284)

Net cash provided by (used in) financing activities	3,583	(6,571)	(11,931)	26,106	11,187

Effect of exchange rate changes on cash and cash equivalents	—	—	135	—	135

Change in cash and cash equivalents	441	73	3,042	—	3,556
Beginning balance	735	953	6,405	—	8,093

Ending balance	$1,176	$1,026	$9,447	$—	$11,649

Consolidating condensed statements of cash flows for the three months ended April 4, 2003:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$29,683	$29	$(42,894)	$24,387	$11,205
Cash flows from investing activities:
Capital expenditures, net	(11,922)	(836)	(11,786)	—	(24,544)
Acquisitions of businesses	(8,966)	(6,313)	(47)	14,448	(878)

Net cash provided by (used in) investing activities	(20,888)	(7,149)	(11,833)	14,448	(25,422)
Cash flows from financing activities:					—
(Decrease) increase in short-term debt	(14,302)	(1,862)	27,368	(15,978)	(4,774)
(Decrease) increase in long-term debt	(4,947)	138	24,841	(23,182)	(3,150)
Increase in additional paid in capital	197	4,853	10,684	(15,537)	197
Dividends paid	—	(12,662)	(1,996)	14,658	—

Net cash provided by (used in) financing activities	(19,052)	(9,533)	60,897	(40,039)	(7,727)

Effect of exchange rate changes on cash and cash equivalents	8,772	15,365	(20,665)	1,204	4,676

Change in cash and cash equivalents	(1,485)	(1,288)	(14,495)	—	(17,268)
Beginning balance	4,301	6,282	48,689	—	59,272

Ending balance	$2,816	$4,994	$34,194	$—	$42,004

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis includes a review of our results for the three months ended April 4, 2003. On May 3, 2002, we acquired DiverseyLever, an institutional and industrial cleaning and sanitation business, from Conopco, Inc., a subsidiary of Unilever PLC and Unilever N.V. As a result of the acquisition, our results for the three months ended April 4, 2003 include the results of the DiverseyLever business, which due to the date of the acquisition, are not included in the results for the three months ended March 29, 2002. Due to the timing of the acquisition, the transition of the institutional and industrial Unilever consumer brands business to a sales agency relationship with us after closing and the manner in which the DiverseyLever business was operated as a division of Unilever and not as a stand-alone business, comparative information for the acquired DiverseyLever business does not exist. Because of these factors and the extent to which integration of the businesses has occurred, historical comparisons are of limited relevance.

The acquisition significantly increased the size and scope of our operations and is the primary driver of the changes in each financial category discussed below for the three months ended April 4, 2003 as compared to the three months ended March 29, 2002. Except as noted, changes detailed below describe significant events that are unrelated to the acquisition.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from these estimates under different assumptions or conditions. We believe the accounting policies that are most critical to our financial condition and results of operations and involve management’s judgment and/or evaluation of inherent uncertain factors are as follows:

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

Goodwill and Long-Lived Assets. Effective July 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“SFAS No. 142”). SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Upon adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Other intangible assets are required to be separately recognized if the benefit of the intangible asset can be sold, transferred, licensed, rented or exchanged. Amortization of these intangibles over their useful lives is required. Effective July 1, 2001, we also adopted SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

In accordance with SFAS No. 142 and SFAS No. 144, management periodically reviews its long-lived assets, including intangible assets and goodwill, for impairment and assesses whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its estimated fair value. Management also periodically reassesses the estimated remaining useful lives of its long-lived assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in our financial statements. As of January 3, 2003, we completed a fair value impairment analysis as required by SFAS No. 142 and anticipated future undiscounted cash flows analysis as required by SFAS No. 144. Based on these assessments no indicators of impairments were identified during the three months ended April 4, 2003.

For an additional discussion of new accounting standards, see note 3 to our unaudited consolidated financial statements included in Part I, Item 1 of this report.

Three Months Ended April 4, 2003 Compared to Three Months Ended March 29, 2002

Net Sales. Net sales increased by $430.1 million, or 160.8%, to $697.5 million for the three months ended April 4, 2003 from $267.4 million for the three months ended March 29, 2002. The primary reason for the increase was net sales attributable to the DiverseyLever business, which we acquired on May 3, 2002. Included in the net sales attributable to the acquisition is $21.2 million of sales agency fee income for the three months ended April 4, 2003, which we earned under a sales agency agreement we entered into with Unilever on May 3, 2002 in connection with the acquisition.

Net sales for the professional segment increased by $420.4 million, or 200.1%, to $630.5 million for the three months ended April 4, 2003 from $210.1 million for the three months ended March 29, 2002 due primarily to net sales attributable to the DiverseyLever acquisition. The strengthening of the euro, yen and other foreign currencies against the dollar positively impacted net sales by $8.5 million. Excluding this positive currency impact, net sales of the professional segment for the three months ended April 4, 2003 grew by $411.9 million, or 196.0%, from net sales for the three months ended March 29, 2002.

Net sales for the polymer segment of $72.1 million for the three months ended April 4, 2003, including intercompany sales to the professional segment of $5.1 million, increased by $10.2 million, or 16.5%, from $61.9 million for the three months ended March 29, 2002. The strengthening of the euro and yen against the dollar positively impacted net sales by $4.1 million. The increase in the segment’s net sales, excluding the positive impact from currency translation, was attributable primarily to volume growth of 13.1% and was partially offset by a decline in average selling prices. Sales volume increased in Europe by 12.4%, Asia Pacific by 24.2% and North America by 11.8%, due primarily to new business in the printing and packaging industry and the global coatings market. Average selling prices declined primarily due to an unfavorable product and geographical mix reflecting faster growth in Europe and the Asia Pacific region, which have lower average selling prices than North America.

Gross Profit. Gross profit increased by $201.7 million, or 177.6%, to $315.3 million for the three months ended April 4, 2003 from $113.6 million for the three months ended March 29, 2002, while gross profit margin increased to 45.2% for the three months ended April 4, 2003 from 42.5% for the three months ended March 29, 2002. The primary reason for the increase in gross profit and gross profit margin was the acquisition of the DiverseyLever business. The gross profit margin on the acquired DiverseyLever business was higher due to a greater mix of higher-margin direct sales than the pre-acquisition business, which was focused more on lower-margin distributor sales.

The polymer segment’s gross profit increased by $2.4 million, or 10.9%, to $24.4 million for the three months ended April 4, 2003 from $22.0 million for the three months ended March 29, 2002. The increase in the segment’s gross profit resulted primarily from the sales volume increase discussed above, partially offset by higher raw material costs and a decline in global average selling prices. In relation to gross profit margin, lower manufacturing costs were more than offset by the negative impact of the decline in global average selling prices, resulting in a decrease to 36.4% for the three months ended April 4, 2003 from 38.5% for the three months ended March 29, 2002.

Marketing, Administrative and General Expenses. Marketing, administrative and general expenses increased by $168.2 million, or 188.6%, to $257.4 million for the three months ended April 4, 2003 from $89.2 million for the three months ended March 29, 2002. The primary reason for this increase was incremental expenses attributable to the DiverseyLever business. One-time integration-related costs of $8.5 million were incurred during the three months ended April 4, 2003, consisting of non-severance employee and facility-related costs.

Research and Development Expenses. Research and development expenses increased by $7.8 million, or 78.8%, to $17.7 million for the three months ended April 4, 2003 from $9.9 million for the three months ended March 29, 2002. The primary reason for the increase was the incremental expenses attributable to the DiverseyLever business.

Restructuring and Integration. We have initiated an extensive restructuring and integration program in connection with the acquisition of the DiverseyLever business. Under this program, specified costs associated with the closure of former DiverseyLever operations and the involuntary termination of former DiverseyLever employees (“exit costs”) are recorded as purchase accounting adjustments. Costs under the program associated with the closure of specified pre-acquisition operations and the involuntary terminations of pre-acquisition employees of the Company (“restructuring costs”) are recorded as restructuring expenses in the consolidated statement of income. Also incurred under the program are costs related to the acquisition which do not meet the definition of exit costs or restructuring costs. Those costs are included in marketing, administrative and general expenses in the consolidated statement of income (“period costs”).

During the three months ended April 4, 2003, we recorded $6.5 million of exit costs as purchase accounting adjustments, $6.5 million of restructuring costs and $8.5 million of period costs in our consolidated statement of income. These costs consisted of involuntary termination and other costs associated with the consolidation of operations in the United Kingdom (“UK”) and the restructuring of the UK sales force, the consolidation of back-office operations in Japan, the implementation of an early retirement program in Japan and IT projects in Western Europe, Japan and our corporate headquarters.

A summary of all costs associated with the restructuring and integration program is outlined below. The reserve balance shown below reflects the aggregate reserves for restructuring costs.

	Three Months Ended April 4, 2003	Total Project to Date through April 4, 2003
	(unaudited)
	(dollars in thousands)
Reserve balance at beginning of period	$68,858	$—
Exit costs recorded as purchase accounting adjustments	6,488	76,582
Restructuring costs charged to income	6,509	26,155
Payments of accrued costs	(15,949)	(36,832)

Reserve balance at end of period	$65,905	$65,905

Period costs classified as cost of sales or marketing, administrative and general expenses	$8,450	$42,439

Capital expenditures	$12,249	$27,927

Interest Expense, Net. Net interest expense increased by $28.7 million to $31.5 million for the three months ended April 4, 2003 from $2.8 million for the three months ended March 29, 2002. An increase of $1.4 billion in the average debt balance, as a result of our borrowings under the senior secured credit facilities and the issuance of senior subordinated notes to fund the acquisition of the DiverseyLever business, resulted in an increase in net interest expense of about $9.6 million, at the average interest rate in effect during the three months ended March 29, 2002. The increase in interest expense attributable to the higher average debt balance was further impacted by an increase in the weighted average interest rate to 7.65% during the three months ended April 4, 2003 from the rate of 2.77% in effect during the three months ended March 29, 2002.

Other Income/Expense. Other income/expense increased by $7.0 million to $2.9 million of income for the three months ended April 4, 2003 from $4.1 million of expense for the three months ended March 29, 2002. Other income for the three months ended April 4, 2003 consisted primarily of a $1.3 million gain on the sale of a non-strategic logistics subsidiary in Japan in March 2003, and a $1.6 million gain on other foreign currency exchange related items.

Provision for Income Taxes. The provision declined by $0.6 million to $1.8 million for the three months ended April 4, 2003 from $2.4 million for the three months ended March 29, 2002. However, the effective tax rate was 36.0% for the three months ended April 4, 2003 compared to 32.1% for the three months ended March 29, 2002. The higher effective tax rate was primarily due to increased foreign tax liability as a result of the acquisition of the DiverseyLever business, for which an offsetting U.S. foreign tax credit is not recognizable.

Net Income. Net income decreased by $2.0 million, or 38.5%, to $3.2 million for the three months ended April 4, 2003 from $5.2 million for the three months ended March 29, 2002. This decrease in net income was due primarily to a $168.2 million increase in marketing, administrative and general expenses, a $7.8 million increase in research and development costs, a $6.5 million restructuring expense and a $28.7 million increase in net interest expense, offset partially by a $201.7 million increase in gross profit driven by the incremental DiverseyLever net sales, a $7.0 million increase in other income, and a $0.6 million reduction in the provision for income taxes, all as previously discussed. In addition to the $6.5 million restructuring expense, expenses of $8.5 million of integration-related costs are included in the marketing, administrative and general expenses discussed above.

EBITDA. We define EBITDA as net income before minority interests, plus the provision for income taxes, net interest expense and depreciation and amortization expense. EBITDA is a non-GAAP financial measure, and you should not consider EBITDA as an alternative to (a) operating profit (loss) or net income (loss) as a measure of our operating performance or (b) cash flows provided by operating, investing and financing activities (as determined in accordance with GAAP) as a measure of our ability to meet cash needs.

EBITDA increased by $52.2 million to $72.5 million for the three months ended April 4, 2003 from $20.3 million for the three months ended March 29, 2002. The increase in EBITDA resulted primarily from a $201.7 million increase in gross profit resulting from the increased net sales and a $7.0 million increase in other income, offset partially by a $168.2 million increase in marketing, administrative and general expenses, a $7.8 million increase in research and development expense, and the $6.5 million restructuring expense, all as previously discussed.

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

We also believe that EBITDA is a measure commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance and debt servicing ability because it assists in comparing performance on a consistent basis without regard to depreciation and amortization, which can vary significantly depending upon accounting methods or non-operating factors (such as historical cost). Accordingly, we believe that the inclusion of EBITDA in our quarterly report permits a more comprehensive analysis of our operating performance relative to other companies and of our debt servicing ability. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this quarterly report may not be comparable to similarly titled measures of other companies.

We believe that net income is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. The following table reconciles net income to EBITDA for each of the periods for which EBITDA is presented in this quarterly report.

	Three Months Ended April 4, 2003	Three Months Ended March 29, 2002
	(unaudited)
	(dollars in thousands)
Net income	$3,182	$5,166
Minority interests	(1)	(27)
Provision for income taxes	1,791	2,428
Interest expenses, net	31,533	2,822
Depreciation and amortization expense	36,018	9,914

EBITDA	$72,523	$20,303

Liquidity and Capital Resources

Comparison of Three Months Ended April 4, 2003 and Three Months Ended March 29, 2002. Cash flows provided by operating activities were $11.2 million for the three months ended April 4, 2003, compared to $4.7 million for the three months ended March 29, 2002. The increase in cash from operations of $6.5 million during the three months ended April 4, 2003 was due primarily to the impact of the acquisition of the DiverseyLever business.

Cash flows used in investing activities increased to $25.4 million for the three months ended April 4, 2003, compared to $12.4 million for the three months ended March 29, 2002. This increase is attributable to increased capital expenditures and capitalized computer software requirements in connection with the acquisition of the DiverseyLever business.

Cash flows used in financing activities were $7.7 million for the three months ended April 4, 2003, compared to cash flows provided by financing activities of $11.2 million for the three months ended March 29, 2002. This change in cash flows from financing activities resulted from the ability of the business to reduce its cash on hand requirements by nearly 30%.

Overview. As a result of the acquisition, we have a significant amount of indebtedness. On May 3, 2002, in connection with the acquisition of the DiverseyLever business, we issued senior subordinated notes and entered into a $1.2 billion senior secured credit facility. We used the proceeds of the sale of the senior subordinated notes and initial borrowings under the senior secured credit facilities, together with other available funds, to finance the cash portion of the purchase price for the DiverseyLever business and the related fees and expenses and to refinance existing indebtedness. As of April 4, 2003, we had total indebtedness of about $1.590 billion, consisting of $543 million of notes, $879 million of borrowings under the senior secured credit facilities, $104 million in operating lease commitments and $64 million in short-term debt.

We have the capacity to borrow additional funds under the senior secured credit facilities, subject to compliance with the financial covenants set forth in the facilities. As of April 4, 2003, we had $15 million of indebtedness outstanding under the revolving portion of the senior secured credit facilities and the ability to incur an additional $291 million of indebtedness under those revolving facilities, all of which we believe we would have been able to borrow at that time in compliance with the financial covenants set forth in the senior secured credit facilities, the indentures for the senior subordinated notes and the indenture for the senior discount notes of JohnsonDiversey Holdings, Inc.

Since March 2001, we have funded a portion of our short-term liquidity needs through the securitization of some of our trade accounts receivable. We and some of our U.S. subsidiaries are parties to an agreement whereby we and each participating subsidiary sell, on a continuous basis, all trade receivables to JWPR Corporation (“JWPR”), a wholly owned, special purpose, bankruptcy-remote subsidiary formed for the sole purpose of buying and selling receivables. Under the receivables facility, we and some of our subsidiaries, irrevocably and without recourse, transfer all trade receivables to JWPR. JWPR, in turn, sells an undivided interest in these receivables to Falcon Asset Management Corporation for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement) less the applicable reserve. As of April 4, 2003, about $ 34.4 million of eligible receivables have been sold under our securitization facility. JWPR’s funding costs under the receivables facility have accrued interest at a weighted average rate of about 1.5% per annum.

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

During the first quarter of the fiscal year 2003, we repaid $3.2 million of the principal amount outstanding under the term loan portion of the senior secured credit facilities. In addition, we are considering the divestiture of certain non-strategic businesses, including the previously disclosed sale of the Whitmire Micro-Gen pest control business, which could generate an additional $140 to $175 million available for debt reduction over the next four quarters. As of April 4, 2003, we had the following long-term debt agreements and operating leases with non-cancelable terms in excess of one year, excluding the indebtedness associated with the receivables securitization.

		Payment due within:
	Total	1 Year	2 Years	3 Years	Due after 3 Years
		(dollars in thousands)
Senior secured credit facilities	$879,175	$57,180	$33,970	$37,838	$750,187
Senior subordinated notes	542,573	—	—	—	542,573
Operating leases	103,917	29,377	22,197	15,147	37,196

Total long-term indebtedness	$1,525,665	$86,557	$56,167	$52,985	$1,329,956

The characteristics of our business do not generally require us to make significant ongoing capital expenditures. We made capital expenditures of about $26.3 million in the three months ended April 4, 2003. We may make significant cash expenditures in the next few years in an effort to capitalize on anticipated revenue growth and cost savings opportunities associated with the acquisition of the DiverseyLever business, and to continue and, in some cases, expand on certain DiverseyLever pre-acquisition restructuring initiatives.

We believe that the cash flows from operations that we anticipate as a result of cost savings and operating improvements associated with the acquisition of the DiverseyLever business and restructuring initiatives, together with available cash, our available borrowings under the senior secured credit facilities and the proceeds from our securitization facility will be sufficient to meet our liquidity needs for the foreseeable future. There can be no assurance, however, that we will be able to achieve the anticipated cost savings or that our substantial indebtedness will not adversely affect our financial condition.

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

For the financial covenant period under our senior secured credit facilities that began on May 3, 2002 and ended on April 4, 2003, we were required to maintain a leverage ratio of no more than 5.25 to 1 for that period. Thereafter, the four fiscal quarters preceding the end of each of our fiscal quarters will constitute a financial covenant period. Commencing with the financial covenant period ending June 27, 2003, the senior secured credit facilities require that we maintain a leverage ratio of no more than the ratio set forth below for each of the financial covenant periods ending nearest the corresponding date set forth below:

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

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For our financial covenant period that began on May 3, 2002 and ended on April 4, 2003, we were in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the senior secured credit facilities.

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

Beginning in calendar year 2003, however, we can exceed in a year the maximum capital expenditures limitation set forth above for that year by the amount, if any, by which the limitation set forth above for the previous year exceeded actual capital expenditures made in that previous year. As of April 4, 2003, we were in compliance with the limitation on capital expenditures for calendar year 2003.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a result of our acquisition of the DiverseyLever business, we have a significant amount of indebtedness. On May 3, 2002, in connection with the acquisition, we issued senior subordinated notes and entered into $1.2 billion senior secured credit facilities. Market risk exposure as it relates to interest and currency rates, as discussed below, has changed materially when compared to the first quarter of the fiscal year 2002.

Interest Rate Risk

As of April 4, 2003, we had about $1,590 million of debt outstanding under all our credit facilities. After giving effect to the interest rate swap transactions that we have entered into with respect to some of the borrowings under our credit facilities, $514 million of the $1,526 million of long-term debt remained subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. At the above level of variable rate borrowings, we do not anticipate a significant impact on earnings in the event of a reasonable change in interest rates. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of the overall economic activity that could exist in such an environment.

Foreign Currency Risk

We conduct our business in various regions of the world and export and import products to and from many countries. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect product prices and operating costs. We engage in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. All hedging instruments are designated and effective as hedges, in accordance with GAAP. Other instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. We do not engage in hedging for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

Based on our overall foreign exchange exposure, we estimate that a 10% change in the exchange rates would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of JohnsonDiversey’s Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) and our “internal controls and procedures for financial reporting” (“Internal Controls”). This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the Securities and Exchange Commission (the “SEC”) require that in this section of the quarterly report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO & CFO Certifications. Appearing immediately following the signature section of this quarterly report, there are two separate forms of certifications of the CEO and the CFO. The first form of certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (“Section 302 Certification”). This section of the quarterly report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

Scope of the Controls Evaluation. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this quarterly report. In the course of the Controls Evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning the effectiveness of the controls can be reported in our quarterly reports on Form 10-Q and annual reports on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by our Internal Audit Department, by other personnel in our Finance organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our board of directors’ audit committee and to our independent auditors and report on related matters in this section of the quarterly report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our on-going procedures.

During the Controls Evaluation performed prior to the filing of the Form 10-K for our fiscal year ended January 3, 2003, a material weakness in our Internal Controls in the former DiverseyLever North America operations was discovered to the effect that cash reconciliations were not being performed in a timely manner and the processing of vendor invoices had been delayed, resulting in a requirement for increased accruals for third party services. These weaknesses resulted from the transfer, in December of 2002, of accounting operations from the former DiverseyLever operation based in Southfield, Michigan to our headquarters in Sturtevant, Wisconsin. In addition, we discovered that certain intercompany accounts were not being reconciled in a timely manner.

In the three months ended April 4, 2003, we have acted to correct the identified weaknesses by utilizing additional resources to clear the vendor invoice processing backlog and by completing cash and intercompany reconciliations. We have implemented process improvements to facilitate timely intercompany reconciliations. Management will further strengthen Internal Controls in these areas in the remainder of fiscal year 2003 and will continue to evaluate and implement corrective action to improve the effectiveness of our Disclosure Controls. The actions being taken, and to be taken, by us to correct the weaknesses identified constitute, and will constitute, significant changes in Internal Controls or in other factors that could significantly affect Internal Controls subsequent to the date of the Controls Evaluation.

Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that our Disclosure Controls, including the additional procedures performed and controls instituted by us (the “Additional Procedures”) to supplement our Internal Controls in order to mitigate the effect of the weaknesses identified in this report, are effective to ensure that material information relating to JohnsonDiversey, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls, including the Additional Procedures, are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K during the three months ended April 4, 2003.

On March 25, 2003, we filed a current report on Form 8-K dated March 24, 2003, reporting that, on March 24, 2003, we issued a news release announcing our financial results for the fourth quarter of and the year ended January 3, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSONDIVERSEY, INC.

Date: May 19, 2003	By:	/s/ MICHAEL J. BAILEY
Michael J. Bailey Executive Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER OF

JOHNSONDIVERSEY, INC.

I, Gregory E. Lawton, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of JohnsonDiversey, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003	/s/ GREGORY E. LAWTON
Gregory E. Lawton President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER OF

JOHNSONDIVERSEY, INC.

I, Michael J. Bailey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of JohnsonDiversey, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003	/s/ MICHAEL J. BAILEY
Michael J. Bailey Executive Vice President and Chief Financial Officer

JOHNSONDIVERSEY, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002