Form 10-Q
period 2003-07-04
JOHNSONDIVERSEY INC
filed 2003-08-14
CIK 1175757

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 4, 2003

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

There is no public trading market for the registrant’s common stock. As of August 1, 2003, there were 24,422 outstanding shares of the registrant’s common stock, $1.00 par value.

FORWARD-LOOKING STATEMENTS

We make statements in this Form 10–Q that are not historical facts. These “forward-looking statements” can be identified by the use of terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	our ability to successfully integrate and operate our new organizational structure, including achievement of cost and tax savings;

•	our ability to execute any of our business strategies;

•	changes in general economic and political conditions, interest rates and currency movements, including, in particular, exposure to foreign currency risks;

•	the vitality of the institutional and industrial cleaning and sanitation market, particularly those sectors adversely affected by the current economic downturn, and the printing and packaging, coatings and plastics markets;

•	restraints on pricing flexibility due to competitive conditions in the professional and polymer markets;

•	the loss or insolvency of a significant supplier or customer;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets, and our system of internal control;

•	changes in energy costs, the costs of raw materials and other operating expenses;

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	changes in tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	the loss of, or changes in, executive management or other key personnel;

•	natural and manmade disasters, including acts of terrorism, hostilities or war that impact our markets; and

•	severe weather conditions affecting the food and lodging industry.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHNSONDIVERSEY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	July 4, 2003	January 3, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,496	$59,272
Accounts receivable less allowance of $22,547 and $21,099, respectively	548,675	463,743
Accounts receivable – related parties	49,095	80,922
Inventories	288,852	260,983
Deferred income taxes – current	47,509	43,682
Other current assets	90,425	83,742

Total current assets	1,073,052	992,344
Property, plant and equipment, net	576,639	561,835
Capitalized software, net	76,804	79,343
Goodwill, net	1,213,076	1,132,329
Other intangibles, net	399,675	387,953
Deferred income taxes – non-current	44,986	37,653
Long-term receivables – related parties	85,397	72,475
Other assets	123,574	119,453

Total assets	$3,593,203	$3,383,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$143,929	$68,119
Current portion of long-term debt	29,187	57,906
Accounts payable	231,912	218,147
Accounts payable – related parties	107,850	110,414
Accrued expenses	411,552	375,170
Accrued profit-sharing	8,862	7,563

Total current liabilities	933,292	837,319
Pension and other post-retirement benefits	273,120	268,962
Long-term borrowings	1,361,918	1,348,270
Long-term payables – related parties	23,110	11,750
Other liabilities	102,143	84,051

Total liabilities	2,693,583	2,550,352

Stockholders’ equity:
Common stock – $1.00 par value; 200,000 shares authorized; 24,422 shares issued and outstanding	24	24
Capital in excess of par value	734,568	734,568
Retained earnings	107,006	100,672
Accumulated other comprehensive income	61,160	1,262
Notes receivable from officers	(3,138)	(3,493)

Total stockholders’ equity	899,620	833,033

Total liabilities and stockholders’ equity	$3,593,203	$3,383,385

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
(dollars in thousands)	July 4, 2003	June 28, 2002	July 4, 2003	June 28, 2002
	(unaudited)		(unaudited)
Net sales:
Net product and service sales	$739,038	$553,649	$1,415,294	$821,028
Sales agency fee income	22,913	12,352	44,161	12,352

	761,951	566,001	1,459,455	833,380
Cost of sales	413,454	305,541	795,701	459,365

Gross profit	348,497	260,460	663,754	374,015
Marketing, administrative and general expenses	277,727	188,172	535,145	277,375
Research and development expenses	17,722	18,093	35,458	27,978
Restructuring expense	6,792	—	13,301	—

Operating profit	46,256	54,195	79,850	68,662
Other expense (income):
Interest expense	32,320	21,066	65,047	23,979
Interest income	(754)	(593)	(1,948)	(684)
Other (income), net	(136)	(17,431)	(3,047)	(13,353)

Income before taxes	14,826	51,153	19,798	58,720
Provision for income taxes	6,322	19,013	8,113	21,441

Income before minority interests	8,504	32,140	11,685	37,279
Minority interests in net income (loss) of subsidiaries	52	(134)	51	(161)

Net income	$8,452	$32,274	$11,634	$37,440

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(dollars in thousands)	July 4, 2003	June 28, 2002
	(unaudited)
Cash flows from operating activities:
Net income	$11,634	$37,440
Adjustments to reconcile net income to net cash provided by operating activities–
Depreciation	59,431	28,556
Amortization of intangibles	17,544	4,258
Amortization of debt issuance costs	5,118	—
Deferred income taxes	(8,169)	4,292
Gain from divestitures	(1,295)	—
Loss on property disposals	4,653	—
Other	(532)	592
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses–
Accounts receivable	(61,640)	(100,386)
Inventories	(17,431)	398
Other current assets	17,213	5,291
Other assets	(984)	18,764
Accounts payable and accrued expenses	(1,833)	101,688
Other liabilities	3,869	(5,864)

Net cash provided by operating activities	27,578	95,029
Cash flows from investing activities:
Capital expenditures	(48,466)	(22,264)
Expenditures for capitalized computer software	(13,061)	(15,297)
Cash from property disposals	3,777	6,356
Proceeds from divestitures	835	—
Acquisitions of businesses	(5,315)	(1,409,200)

Net cash used in investing activities	(62,230)	(1,440,405)
Cash flows from financing activities:
Proceeds from short-term borrowings	73,765	20,534
(Repayments of) proceeds from long-term borrowings	(65,473)	1,126,512
Capital contributions	—	385,782
Retirement of preferred stock	—	(50)
Payment of debt issuance costs	—	(61,709)
Dividends paid	(5,300)	(11,788)

Net cash provided by financing activities	2,992	1,459,281

Effect of exchange rate changes on cash and cash equivalents	20,884	3,095

Change in cash and cash equivalents	(10,776)	117,000
Beginning balance	59,272	8,093

Ending balance	$48,496	$125,093

Supplemental cash flows information
Cash paid during the period:
Interest	$56,503	$9,610
Income taxes	14,838	16,490
Noncash investing and financing activities:
Capital contribution-Investments in subsidiaries	—	201,900

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

2. Basis of Presentation

In the opinion of management, the unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of July 4, 2003, and its results of operations for the three and six months ended July 4, 2003 and cash flows for the six months ended July 4, 2003. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2003. The results of operations for the three and six months ended July 4, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

In order to achieve alignment with its actual business management practices, beginning with fiscal year 2003, the Company reclassified distribution costs from marketing, distribution, administrative and general expenses to cost of sales. Prior year amounts have been reclassified for consistency. Distribution costs were $69,281 and $50,026 for the three months ended July 4, 2003 and June 28, 2002, respectively; and $136,838 and $71,106 for the six months ended July 4, 2003 and June 28, 2002, respectively.

Certain other prior period amounts have been reclassified to conform with current period presentation.

All monetary amounts, excluding share data, are stated in thousands.

3. New Accounting Standards

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Disposal Activities (“SFAS 146”). Under SFAS 146, liabilities for costs associated with a plan to dispose of an asset or to exit a business activity must generally be recognized in the period in which the costs are incurred. The pronouncement supercedes Emerging Issues Task Force No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (“EITF 94-3”). Under EITF 94-3, a liability is recognized solely upon an entity’s commitment to a plan. SFAS 146 is effective for disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 effective January 4, 2003 (see Note 11).

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation 45”), which expands on the guidance for the accounting and disclosure of guarantees. Each guarantee meeting the characteristics described in Interpretation 45 is to be recognized and initially measured at fair value. In addition, guarantors will be required

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote. Interpretation 45’s disclosure requirements are effective for financial statements for annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted Interpretation 45 effective January 4, 2003.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46”). Interpretation 46 defines a “variable interest entity” and requires a company to consolidate such an entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns. The interpretation also requires disclosure of variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Interpretation 46 is immediately effective for variable interest entities created after January 31, 2003 and effective June 15, 2003 for variable interest entities created on or prior to January 31, 2003. The Company’s adoption of Interpretation 46 has not had a significant impact on its consolidated financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. The Company’s adoption of SFAS 149 is not expected to have a significant impact on its consolidated financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Instruments that are indexed to and potentially settled in an issuer’s own shares that are not within the scope of SFAS 150 remain subject to existing guidance. SFAS 150 must be applied to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company’s adoption of SFAS 150 is not expected to have a significant impact on its consolidated financial position or results of operations.

4. Income Taxes

The provision for income taxes includes deferred taxes and is based upon estimates of annual effective tax rates in the tax jurisdictions in which the Company operates.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. Inventories

Inventories are summarized as follows:

	July 4, 2003	January 3, 2003
Raw materials and containers	$77,518	$72,551
Finished goods	218,079	195,177
Last-in, first-out inventory reserves	(6,745)	(6,745)

Total inventories	$288,852	$260,983

Inventories are net of allowance for excess and obsolete inventory of $25,797 and $22,671 at July 4, 2003 and January 3, 2003, respectively.

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

The Company’s compensation expense related to restricted stock and debt forgiveness is recorded as $426 and $359 for the three months ended July 4, 2003 and June 28, 2002, respectively; and $627 and $1,671 for the six months ended July 4, 2003 and June 28, 2002, respectively.

The pro forma impact of compensation expense if the Company had used the fair-value method of accounting to measure compensation expense would have reduced net income by approximately $2,074 and $791 for the three months ended July 4, 2003 and June 28, 2002, respectively; and $4,085 and $1,583 for the six months ended July 4, 2003 and June 28, 2002, respectively.

7. Comprehensive Income

Comprehensive income for the respective periods consists of the following:

	Three Months Ended		Six Months Ended
	July 4, 2003	June 28, 2002	July 4, 2003	June 28, 2002
Net income	$8,452	$32,274	$11,634	$37,440
Translation adjustment	36,549	39,688	64,181	36,977
Unrealized losses on derivatives, net of tax	(2,538)	1,031	(4,283)	983

Total comprehensive income	$42,463	$72,993	$71,532	$75,400

8. Acquisition of the DiverseyLever Business

On May 3, 2002, the Company acquired the DiverseyLever business – the institutional and industrial cleaning and sanitation business of Unilever. In addition, with specified exceptions, the Company and its parent, Holdings, assumed liabilities to the extent relating to, or arising out of, the DiverseyLever business. The acquisition was accounted for under the purchase method of accounting.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company continues the process of settlement and conclusion on purchase price allocation and adjustments associated with the acquisition of the DiverseyLever business. The following represents a reconciliation of the preliminary allocation of purchase price from January 3, 2003 through July 4, 2003:

	As of January 3, 2003	Six Months Ended July 4, 2003 Adjustments		As of July 4, 2003
Cash purchase price	$1,029,836	$—		$1,029,836
Senior discount notes of Holdings	201,900	—		201,900
Equity in Holdings issued to Unilever	352,059	—		352,059
Transaction-related costs	39,564	2,163	(a)	41,727
Net debt adjustment payable in cash	15,320	—		15,320
Net debt adjustment to subscription price	11,750	—		11,750
Working capital adjustment payable in cash	33,568	—		33,568
Working capital adjustment to subscription price	(36,540)	—		(36,540)
Pension adjustment – EBITDA	2,580	—		2,580
Pension adjustment–fully funded	(108,017)	6,033	(b)	(101,984)

Total purchase price	1,542,020	8,196		1,550,216
Fair value of net tangible assets acquired	(389,603)	3,256	(c)	(386,347)

Excess purchase price	1,152,417	11,452		1,163,869
Allocation to intellectual property	(122,941)	—		(122,941)
Allocation to other identified intangible assets	(235,394)	—		(235,394)

Goodwill	$794,082	$11,452		$805,534

(a)	The Company recorded additional transaction-related costs of $1,830 and $2,163 during the three and six months ended July 4, 2003, which were accounted for as an increase to acquisition goodwill. The Company does not expect further adjustment to goodwill as it relates to transaction-related costs.
(b)	During the three months ended July 4, 2003, the pension adjustment – fully funded was decreased by $6,033 relative to revisions to preliminary estimates. Further adjustments are expected to be finalized and agreed with Unilever by December 2003 and are, accordingly, subject to change.

The Company received approximately $10,600 and $12,600 during the three and six months ended July 4, 2003, in partial and preliminary settlement of pension full-funding adjustments agreed with

Unilever. During the three and six months ended July 4, 2003, approximately $10,500 and $12,100, respectively, represented collections on previously estimated receivables from Unilever. The remaining $100 and $500 represented cash received on certain pension plans for which receivables from Unilever were not previously recorded.

(c)	The Company recorded additional restructuring liabilities of $21,758 (see Note 11) and associated deferred taxes of $4,956 during the six months ended July 4, 2003. The Company also recorded $1,700 of additional environmental reserves in the three months ended July 4, 2003 in adjustment of previous estimates. In addition, the Company increased net tangible assets acquired by $11,827 in the three months ended July 4, 2003 to properly reflect fair value and adjustment of previous estimates.

The purchase agreement provides for the indemnification of certain tax liabilities included in net tangible assets acquired. During the three months ended July 4, 2003, the Company recorded an estimated receivable from Unilever of $3,419 and increased the net fair value of assets acquired. Further adjustments are expected to be finalized and agreed with Unilever by December 2003 and are, accordingly, subject to change.

Based on the preliminary determination of the working capital adjustment to subscription price, the Company recorded a receivable and corresponding reduction in purchase price of $36,540 as of January 3, 2003. The Company and Unilever have continued the settlement process and anticipate finalization by September 2003.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Pro Forma Results

The following reflects the unaudited pro forma results for the Company giving effect to the acquisition of the DiverseyLever business and the related financings as if they had occurred at the beginning of the three and six months ended June 28, 2002.

	Three Months Ended June 28, 2002	Six Months Ended June 28, 2002
Net sales	$702,101	$1,295,880
Net income	20,092	16,224

9. Acquisitions and Divestitures

Acquisitions

In April 2003, the Company acquired the shares of National Brands, Inc. for $2,665. The primary assets acquired were intellectual property rights to certain industrial tradenames. In addition, the Company entered into non-compete arrangements with the sellers. The Company did not record goodwill as a result of this transaction. The acquisition was accounted for under the purchase method of accounting. Operations are included in the Company’s financial statements from the date of acquisition.

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

In May 2003, the Company and a joint venture partner determined that they would dissolve a non-strategic business involved in the development and distribution of cleaning machines. The Company recorded a net loss of $1,119 as a component of other (income) expense in the consolidated statement of income for the three months ended July 4, 2003. The Company expects to record additional disposal costs during the quarter ending October 3, 2003, but does not expect those costs to be significant to the consolidated results. The disposed business was part of a larger cash-flow generating group and was therefore not reported as a discontinued operation.

10. Accounts Receivable Securitization

The Company and certain of its U.S. subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001 whereby they sell on a continuous basis certain domestic trade receivables to a wholly owned, consolidated special purpose, bankruptcy-remote subsidiary (“JWPRC”) of the Company. JWPRC was formed for the sole purpose of buying and selling receivables generated by the Company and the U.S. subsidiaries party to the agreement. JWPRC in turn sells an undivided interest in the total domestic accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the percentage of total domestic receivables deemed eligible. The amounts of the beneficial interest of accounts receivable sold under these arrangements are excluded from accounts receivable in the Company’s consolidated balance sheets. As of July 4, 2003, and January 3, 2003, the Conduit held $39,600 and $35,900, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheets.

The Company had a retained interest of $29,301 and $20,701 in receivables of JWPRC as of July 4, 2003, and January 3, 2003, respectively. The retained interest is included in the accounts receivable balance reflected in the consolidated balance sheet at estimated fair value.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Restructuring Liabilities

During fiscal year 2002, in connection with the acquisition of the DiverseyLever business, the Company recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities (“exit plans”). During the three and six months ended July 4, 2003, the Company recognized liabilities of $12,729 and $18,224 for the involuntary termination of 214 and 299 additional former DiverseyLever employees and $2,541 and $3,534 for additional other exit costs, respectively, which were recorded as an adjustment to purchase accounting. The Company does not expect to record further adjustments.

The Company’s exit plans provide for the planned termination of 1,299 employees, of which 839 and 471 were actually terminated as of July 4, 2003 and January 3, 2003, respectively.

Additionally, the Company developed plans to restructure certain facilities that it owned prior to the acquisition of the DiverseyLever business (“restructuring plans”), primarily for the purpose of eliminating redundancies resulting from the acquisition of the DiverseyLever business. During fiscal year 2002, in connection with these restructuring plans, the Company recorded liabilities for the involuntary termination of pre-acquisition employees and other restructuring costs associated with pre-acquisition facilities. During the three and six months ended July 4, 2003, the Company recognized liabilities of $5,350 and $10,111 for the involuntary termination of 62 and 99 additional pre-acquisition employees and $1,442 and $3,190 for additional other restructuring costs, respectively, which were recorded as restructuring expenses in accordance with SFAS 146 (see Note 3).

The Company’s restructuring plans provide for the planned termination of 339 pre-acquisition employees, of which 274 and 151 were actually terminated as of July 4, 2003 and January 3, 2003, respectively.

	Exit Plans			Restructuring Plans
	Employee- Related	Other	Total	Employee- Related	Other	Total
Liability balances as of January 3, 2003	$51,963	$6,079	$58,042	$5,724	$5,092	$10,816
Liability established in purchase accounting	5,495	993	6,488	—	—	—
Liability recorded as restructuring expense	—	—	—	4,761	1,748	6,509
Cash paid [1]	(8,231)	(595)	(8,826)	(5,550)	(1,573)	(7,123)

Liability balances as of April 4, 2003	$49,227	$6,477	$55,704	$4,935	$5,267	$10,202
						—
Liability established in purchase accounting	12,729	2,541	15,270	—	—	—
Liability recorded as restructuring expense .	—	—	—	5,350	1,442	6,792
Cash paid [1]	(9,883)	(2,846)	(12,729)	(2,750)	(3,089)	(5,839)

Liability balances as of July 4, 2003	$52,073	$6,172	$58,245	$7,535	$3,620	$11,155

[1]	Cash paid includes the effects of foreign exchange

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Segment Information

The sales and results of operations of the Company’s segments are summarized as follows:

	Three Months Ended or As Of July 4, 2003
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$694,846	$72,703	$(5,598)	$761,951
Operating profit	38,350	7,906	—	46,256
Depreciation and amortization	38,629	2,328	—	40,957
Interest expense	32,257	123	(60)	32,320
Interest income	652	162	(60)	754
Total assets	3,472,731	195,736	(75,264)	3,593,203
Goodwill, net	1,212,500	576	—	1,213,076
Capital expenditures	21,962	1,087	—	23,049

	Three Months Ended or As Of June 28, 2002
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$504,197	$67,193	$(5,389)	$566,001
Operating profit	45,727	8,468	—	54,195
Depreciation and amortization	20,955	1,945	—	22,900
Interest expense	20,814	253	(1)	21,066
Interest income	73	521	(1)	593
Total assets	3,210,718	164,231	(32,038)	3,342,911
Goodwill, net	1,091,993	193	—	1,092,186
Capital expenditures	11,899	2,397	—	14,296

	Six Months Ended or As Of July 4, 2003
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$1,325,380	$144,787	$(10,712)	$1,459,455
Operating profit	60,649	19,201	—	79,850
Depreciation and amortization	72,435	4,540	—	76,975
Interest expense	65,059	251	(263)	65,047
Interest income	1,875	336	(263)	1,948
Total assets	3,472,731	195,736	(75,264)	3,593,203
Goodwill, net	1,212,500	576	—	1,213,076
Capital expenditures	46,131	2,335	—	48,466

	Six Months Ended or As Of June 28, 2002
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$714,358	$129,053	$(10,031)	$833,380
Operating profit	50,577	18,085	—	68,662
Depreciation and amortization	28,970	3,844	—	32,814
Interest expense	23,620	451	(92)	23,979
Interest income	443	333	(92)	684
Total assets	3,210,718	164,231	(32,038)	3,342,911
Goodwill, net	1,091,993	193	—	1,092,186
Capital expenditures	18,730	3,534	—	22,264

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13. Subsidiary Guarantors of Senior Subordinated Notes

The Company’s $557,175 senior subordinated notes (based on exchange rates applied at July 4, 2003),which bear interest at 9.625% and are due in 2012, are guaranteed by certain of its wholly owned subsidiaries. Such guarantees are full and unconditional, to the extent allowed by law, and joint and several. The following supplemental information sets forth, on an unconsolidated basis, statement of income, balance sheet and statement of cash flows information for the Company, for the guarantor subsidiaries and for the Company’s non-guarantor subsidiaries, each of which were determined on a combined basis with the exception of eliminating investments in combined subsidiaries and certain reclassifications, which are eliminated at the consolidated level.

Consolidating condensed statements of operations for the three months ended July 4, 2003:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$164,357	$97,141	$515,137	$(37,597)	$739,038
Sales agency fee income	1,368	27	21,518	—	22,913
Cost of sales	91,114	65,549	294,388	(37,597)	413,454

Gross profit	74,611	31,619	242,267	—	348,497
Marketing, administrative and general expenses	75,969	16,959	184,799	—	277,727
Research and development expenses	5,979	3,165	8,578	—	17,722
Restructuring expense	1,951	—	4,841	—	6,792

Operating profit (loss)	(9,288)	11,495	44,049	—	46,256

Other expense (income):
Interest expense	26,747	96	26,680	(21,203)	32,320
Interest income	(6,720)	(14,962)	(275)	21,203	(754)
Other (income) expense, net	(28,811)	(329)	(2,822)	31,826	(136)

Income before taxes	(504)	26,690	20,466	(31,826)	14,826

Provision (benefit) for income taxes	(9,006)	5,593	9,735	—	6,322

Net income (loss) before minority interests	8,502	21,097	10,731	(31,826)	8,504
Minority interests	—	—	52	—	52

Net income (loss)	$8,502	$21,097	$10,679	$(31,826)	$8,452

Consolidating condensed statements of operations for the three months ended June 28, 2002:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$135,658	$103,628	$332,001	$(17,638)	$553,649
Sales agency fee income	1,053	—	11,299	—	12,352
Cost of sales	73,920	64,804	184,455	(17,638)	305,541

Gross profit	62,791	38,824	158,845	—	260,460
Marketing, administrative and general expenses	58,392	18,038	111,742	—	188,172
Research and development expenses	6,159	1,283	10,651	—	18,093

Operating profit (loss)	(1,760)	19,503	36,452	—	54,195

Other expense (income):
Interest expense	17,737	1,159	15,897	(13,727)	21,066
Interest income	(4,495)	(9,317)	(508)	13,727	(593)
Other (income) expense, net	(53,755)	(947)	(166)	37,437	(17,431)

Income before taxes	38,753	28,608	21,229	(37,437)	51,153

Provision (benefit) for income taxes	6,613	8,513	9,082	(5,195)	19,013

Net income (loss) before minority interests	32,140	20,095	12,147	(32,242)	32,140
Minority interests	—	—	(134)	—	(134)

Net income (loss)	$32,140	$20,095	$12,281	$(32,242)	$32,274

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidating condensed statements of operations for the six months ended July 4, 2003:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$320,016	$184,945	$985,785	$(75,452)	$1,415,294
Sales agency fee income	2,810	56	41,295	—	44,161
Cost of sales	181,459	123,798	565,896	(75,452)	795,701

Gross profit	141,367	61,203	461,184	—	663,754
Marketing, administrative and general expenses	146,512	33,453	355,180	—	535,145
Research and development expenses	12,104	6,128	17,226	—	35,458
Restructuring expense	1,951	—	11,350	—	13,301

Operating profit (loss)	(19,200)	21,622	77,428	—	79,850

Other expense (income):
Interest expense	54,324	196	50,625	(40,098)	65,047
Interest income	(11,513)	(29,711)	(822)	40,098	(1,948)
Other (income) expense, net	(52,187)	(555)	(5,465)	55,160	(3,047)

Income before taxes	(9,824)	51,692	33,090	(55,160)	19,798

Provision (benefit) for income taxes	(21,509)	11,189	18,433	—	8,113

Net income (loss) before minority interests	11,685	40,503	14,657	(55,160)	11,685
Minority interests	—	—	51	—	51

Net income (loss)	$11,685	$40,503	$14,606	$(55,160)	$11,634

Consolidating condensed statements of operations for the six months ended June 28, 2002:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$195,082	$190,739	$459,873	$(24,666)	$821,028
Sales agency fee income	1,053	—	11,299	—	12,352
Cost of sales	106,095	118,526	259,410	(24,666)	459,365

Gross profit	90,040	72,213	211,762	—	374,015
Marketing, administrative and general expenses	84,706	37,918	154,751	—	277,375
Research and development expenses	9,730	5,598	12,650	—	27,978

Operating profit (loss)	(4,396)	28,697	44,361	—	68,662

Other expense (income):
Interest expense	20,621	2,676	17,235	(16,553)	23,979
Interest income	(4,491)	(12,102)	(644)	16,553	(684)
Other (income) expense, net	(61,737)	(3,232)	3,270	48,346	(13,353)

Income before taxes	41,211	41,355	24,500	(48,346)	58,720

Provision (benefit) for income taxes	3,932	12,579	10,125	(5,195)	21,441

Net income (loss) before minority interests	37,279	28,776	14,375	(43,151)	37,279
Minority interests	—	—	(161)	—	(161)

Net income (loss)	$37,279	$28,776	$14,536	$(43,151)	$37,440

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidating condensed balance sheets at July 4, 2003:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6,706	$3,002	$38,788	$—	$48,496
Accounts receivable, net	49,374	25,373	523,023	—	597,770
Intercompany receivables	110,516	231,450	109,846	(451,812)	—
Inventories	39,503	37,076	213,725	(1,452)	288,852
Other current assets	68,990	(5,766)	75,859	(1,149)	137,934

Total current assets	275,089	291,135	961,241	(454,413)	1,073,052
Property, plant and equipment, net	165,374	58,948	352,317	—	576,639
Capitalized software, net	62,804	4,260	9,740	—	76,804
Goodwill and other intangible assets, net	172,415	198,415	1,221,730	20,191	1,612,751
Deferred income taxes	37,175	1,158	6,653	—	44,986
Intercompany advances	332,248	611,420	—	(943,668)	—
Other assets	153,751	7,220	49,840	(1,840)	208,971
Investments in subsidiaries	1,536,972	92,577	8,969	(1,638,518)	—

Total assets	$2,735,828	$1,265,133	$2,610,490	$(3,018,248)	$3,593,203

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$25,000	$—	$118,929	$—	$143,929
Current portion of long-term debt	23,383	—	5,804	—	29,187
Accounts payable	61,159	17,982	260,621	—	339,762
Intercompany payables	351,311	(1,101)	105,438	(455,648)	—
Accrued expenses	131,410	50,195	231,326	(1,379)	411,552
Accrued profit sharing	3,676	2,023	3,163	—	8,862

Total current liabilities	595,939	69,099	725,281	(457,027)	933,292
Intercompany note payable	—	52,170	893,777	(945,947)	—
Long-term borrowings	1,098,875	—	263,043	—	1,361,918
Other liabilities	141,394	29,211	227,771	(3)	398,373

Total liabilities	1,836,208	150,480	2,109,872	(1,402,977)	2,693,583
Stockholders’ equity	899,620	1,114,653	500,618	(1,615,271)	899,620

Total liabilities and stockholders’ equity	$2,735,828	$1,265,133	$2,610,490	$(3,018,248)	$3,593,203

Consolidating condensed balance sheets at January 3, 2003:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4,301	$6,282	$48,689	$—	$59,272
Accounts receivable, net	43,705	17,856	483,104	—	544,665
Intercompany receivables	175,866	164,877	12,713	(353,456)	—
Inventories	38,350	36,848	187,279	(1,494)	260,983
Other current assets	28,925	10,838	87,661	—	127,424

Total current assets	291,147	236,701	819,446	(354,950)	992,344
Property, plant and equipment, net	170,044	61,687	330,104	—	561,835
Capitalized software, net	56,290	4,831	18,222	—	79,343
Goodwill and other intangible assets, net	152,247	207,973	1,149,306	10,756	1,520,282
Deferred income taxes	23,261	1,125	13,267	—	37,653
Intercompany advances	243,817	562,487	—	(806,304)	—
Other assets	120,441	6,123	66,462	(1,098)	191,928
Investments in subsidiaries	1,442,427	88,496	9,672	(1,540,595)	—

Total assets	$2,499,674	$1,169,423	$2,406,479	$(2,692,191)	$3,383,385

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$32,700	$—	$35,419	$—	$68,119
Current portion of long-term debt	48,005	—	9,901	—	57,906
Accounts payable	62,158	18,110	248,293	—	328,561
Intercompany payables	182,767	10,162	163,605	(356,534)	—
Accrued expenses	122,636	38,223	210,189	933	371,981
Accrued profit sharing	2,941	1,581	3,041	—	7,563
Accrued income taxes	(18,309)	12,960	9,537	(999)	3,189

Total current liabilities	432,898	81,036	679,985	(356,600)	837,319
Intercompany note payable	—	2,868	806,687	(809,555)	—
Long-term borrowings	1,100,193	—	248,077	—	1,348,270
Other liabilities	133,550	26,969	204,207	37	364,763

Total liabilities	1,666,641	110,873	1,938,956	(1,166,118)	2,550,352
Stockholders’ equity	833,033	1,058,550	467,523	(1,526,073)	833,033

Total liabilities and stockholders’ equity	$2,499,674	$1,169,423	$2,406,479	$(2,692,191)	$3,383,385

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidating condensed statements of cash flows for the six months ended July 4, 2003:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$135,649	$(49,814)	$(41,514)	$(16,743)	$27,578
Cash flows from investing activities:
Capital expenditures, net	(13,585)	(5,583)	(29,298)	—	(48,466)
Expenditures for capitalized software	(12,552)	—	(509)	—	(13,061)
Cash from property disposals	339	279	3,994	—	4,612
Acquisitions of businesses	(11,769)	(4,071)	(7,251)	17,776	(5,315)

Net cash (used in) investing activities	(37,567)	(9,375)	(33,064)	17,776	(62,230)
Cash flows from financing activities:
Increase (decrease) in short-term debt	9,346	(8,931)	37,500	35,850	73,765
Increase (decrease) in long-term debt	(102,034)	49,302	71,611	(84,352)	(65,473)
Increase (decrease) in additional paid in capital	(21,803)	2,137	8,291	11,375	—
Dividends paid	(5,239)	(31,979)	(4,176)	36,094	(5,300)

Net cash provided by (used in) financing activities	(119,730)	10,529	113,226	(1,033)	2,992

Effect of exchange rate changes on cash and cash equivalents	24,053	45,380	(48,549)	—	20,884

Change in cash and cash equivalents	2,405	(3,280)	(9,901)	—	(10,776)
Beginning balance	4,301	6,282	48,689	—	59,272

Ending balance	$6,706	$3,002	$38,788	$—	$48,496

Consolidating condensed statements of cash flows for the six months ended June 28, 2002:
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(7,574)	$6,304	$101,443	$(5,144)	$95,029
Cash flows from investing activities:
Capital expenditures, net	(2,868)	(3,192)	(25,145)	—	(31,205)
Acquisitions of businesses	(1,110,592)	(113,180)	(1,797,536)	1,612,108	(1,409,200)

Net cash provided by (used in) investing activities	(1,113,460)	(116,372)	(1,822,681)	1,612,108	(1,440,405)
Cash flows from financing activities:
Increase in short-term debt	—	—	20,534	—	20,534
Increase in long-term debt	1,010,980	—	115,532	—	1,126,512
Increase (decrease) in intercompany receivables/payables	(438,189)	(521,856)	960,045		—
Retirement of preferred stock	(50)	—	—		(50)
Payment of debt issuance costs	(61,709)	—	—		(61,709)
Increase (decrease) in additional paid in capital	640,811	637,446	719,633	(1,612,108)	385,782
Dividends paid	(11,788)	(2,451)	(2,693)	5,144	(11,788)

Net cash provided by (used in) financing activities	1,140,055	113,139	1,813,051	(1,606,964)	1,459,281

Effect of exchange rate changes on cash and cash equivalents	—	—	3,095	—	3,095

Change in cash and cash equivalents	19,021	3,071	94,908	—	117,000
Beginning balance	735	953	6,405	—	8,093

Ending balance	$19,756	$4,024	$101,313	$—	$125,093

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis includes a review of our results for the three and six months ended July 4, 2003. On May 3, 2002, we acquired DiverseyLever, an institutional and industrial cleaning and sanitation business, from Conopco, Inc., a subsidiary of Unilever PLC and Unilever N.V. As a result of the acquisition, our results for the three and six months ended July 4, 2003 include the results of the DiverseyLever business, which due to the date of the acquisition, are not included fully in the results of the three and six months ended June 28, 2002. Due to the timing of the acquisition, the transition of the institutional and industrial Unilever consumer brands business to a sales agency relationship with JohnsonDiversey after closing and the manner in which the DiverseyLever business was operated as a division of Unilever and not as a stand-alone business, comparative information for the acquired DiverseyLever business does not exist. Because of these factors and the extent to which integration of the businesses has occurred, historical comparisons are of limited relevance.

The acquisition significantly increased the size and scope of our operations and is the primary driver of the changes in each financial category discussed below for the three and six months ended July 4, 2003 as compared to the three and six months ended June 28, 2002. Except as noted, changes detailed below describe significant events that are unrelated to the acquisition.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from these estimates under different assumptions or conditions. We believe the accounting policies that are most critical to our financial condition and results of operations and involve management’s judgment and/or evaluation of inherent uncertain factors are as follows:

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

Estimating Reserves and Allowances. Management estimates inventory reserves based on periodic reviews of our inventory balances to identify slow-moving or obsolete items. This determination is based on a number of factors, including new product introductions, changes in customer demand patterns, and historic usage trends. Further, management estimates the allowance for doubtful accounts by analyzing accounts receivable balances by age, applying historical trend rates, analyzing market conditions and specifically reserving for identified customer balances, based on known facts, that are deemed probable as uncollectible.

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

In accordance with SFAS Nos. 142 and 144, management periodically reviews its long-lived assets, including intangible assets and goodwill, for impairment and assesses whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its estimated fair value. Management also periodically reassesses the estimated remaining useful lives of its long-lived assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in our financial statements. As of December 28, 2002, we completed a fair value impairment analysis as required by SFAS No. 142 and anticipated future undiscounted cash flows analysis as required by SFAS No. 144. Based on these assessments no impairments were identified during the three months ended July 4, 2003.

For an additional discussion of new accounting standards see note 3 to our unaudited consolidated financial statements included elsewhere in this report.

Three Months Ended July 4, 2003 Compared to Three Months Ended June 28, 2002

Net sales increased by $196.0 million, or 34.6%, to $762.0 million for the three months ended July 4, 2003 from $566.0 million for the three months ended June 28, 2002. The primary reason for the increase was net sales attributable to the DiverseyLever business, which we acquired on May 3, 2002. Included in the net sales attributable to the acquisition is $22.9 million of sales agency fee income for the three months ended July 4, 2003, as compared to $12.4 million for the three months ended June 28, 2002, which was earned under a sales agency agreement entered into with Unilever on May 3, 2002 in connection with the acquisition.

Net sales for the professional segment increased by $190.6 million, or 37.8%, to $694.8 million for the three months ended July 4, 2003 from $504.2 million for the three months ended June 28, 2002 due primarily to net sales attributable to the DiverseyLever acquisition. The strengthening of the euro, yen and other foreign currencies against the dollar positively impacted net sales by $42.6 million. Excluding this positive currency impact, net sales of the professional segment for the three months ended July 4, 2003 grew by $148.0 million, or 29.4%, from net sales for the three months ended June 28, 2002.

Low single-digit sales growth over the comparable period of the prior year was experienced in Europe, however both internal and external forces have impacted net sales in the quarter in North America and Asia-Pacific. In North America, the business experienced softness as a result of integration challenges coupled with a reduction in consumption of the company’s products at existing customers primarily in food service and lodging. Additionally, Asia-Pacific’s performance was flat versus the prior year as the region was adversely affected by the continued impact of the SARS outbreak on lodging and foodservice in China.

Net sales for the polymer segment of $72.7 million for the three months ended July 4, 2003, including intercompany sales to the professional segment of $5.6 million, increased by $5.5 million, or 8.2%, from $67.2 million for the three months ended June 28, 2002. The strengthening of the euro and yen against the dollar positively impacted net sales by $4.6 million. The increase in the segment’s net sales excluding the positive impact from currency translation was attributable primarily to volume growth of 5.3% and was partially offset by a decline in average selling prices. Sales volume remained steady in Europe, but increased in Asia Pacific by 19.1% and North America by 5.9%, due primarily to new business in the printing and packaging industry and the global coatings market. Average selling prices declined primarily due to an unfavorable product and geographical mix reflecting reduced demand for higher priced specialty polymers and faster growth in the Asia Pacific region, which has lower average selling prices than in other markets.

Gross Profit. Gross profit increased by $88.0 million, or 33.8%, to $348.5 million for the three months ended July 4, 2003 from $260.5 million for the three months ended June 28, 2002, while gross profit margin decreased slightly to 45.7% for the three months ended July 4, 2003 from 46.0% for the three months ended June 28, 2002. The primary reason for the increase in gross profit was the acquisition of the DiverseyLever business. One-time integration-related costs of $2.4 million were incurred in cost of sales during the three months ended July 4, 2003, consisting of inventory reserve provisions and relocation costs.

The polymer segment’s gross profit decreased by $2.7 million, or 11.5%, to $20.7 million for the three months ended July 4, 2003 from $23.4 million for the three months ended June 28, 2002. The decrease in the segment’s gross profit resulted primarily from higher raw material costs and the decline in global average selling prices, offset partially by the sales volume increase discussed above. Gross profit margin was impacted by higher raw material costs and the negative effect of the decline in the global average selling prices, resulting in a decrease to 30.8% for the three months ended July 4, 2003 from 37.8% for the three months ended June 28, 2002.

Marketing, Administrative and General Expenses. Marketing, administrative and general expenses increased by $89.5 million, or 47.6%, to $277.7 million for the three months ended July 4, 2003 from $188.2 million for the three months ended June 28, 2002. The primary reason for this increase was incremental expenses attributable to the acquired DiverseyLever business. One-time integration-related costs of $14.5 million were incurred during the three months ended July 4, 2003, consisting primarily of non-severance employee and facility-related costs.

Research and Development Expenses. Research and development expenses decreased by $0.4 million, or 2.2%, to $17.7 million for the three months ended July 4, 2003 from $18.1 million for the three months ended June 28, 2002.

Restructuring and Integration. We have initiated an extensive restructuring and integration program in connection with the acquisition of the DiverseyLever business. Under this program, specified costs associated with the closure of former DiverseyLever operations and the involuntary termination of former DiverseyLever employees (“exit costs”) are recorded as purchase accounting adjustments. Costs under the program associated with the closure of specified pre-acquisition operations and the involuntary terminations of pre-acquisition employees (“restructuring costs”) are recorded as restructuring expenses in the consolidated statement of income. Also incurred under the program are costs related to the acquisition which do not meet the definition of exit costs or restructuring costs. Those costs are included in marketing, administrative and general expenses in the consolidated statement of income (“period costs”).

During the three months ended July 4, 2003, we recorded $15.3 million of exit costs as purchase accounting adjustments, $6.8 million of restructuring costs and $16.9 million of period costs in our consolidated statement of income. These costs consisted of involuntary termination and other costs incurred in the United Kingdom (“UK”), Greece and certain global functions associated with the consolidation of operations, the consolidation of North American supply chain operations, the restructuring of the UK sales force and IT projects in Western Europe, Japan and our corporate headquarters.

A summary of all costs associated with the restructuring and integration program is outlined below. The reserve balance shown below reflects the aggregate reserves for restructuring costs.

(dollars in thousands)	Three Months Ended July 4, 2003	Total Project to Date - May 4, 2002 - July 4, 2003
Reserve balance at beginning of period	$65,906	$—
Exit costs recorded as purchase accounting adjustments	15,270	91,852
Restructuring costs charged to income	6,792	32,948
Payments of accrued costs	(18,568)	(55,400)
Reserve balance at end of period	69,400	69,400
Period costs classified as cost of sales or marketing, administrative and general expenses	16,894	59,333
Capital Expenditures	8,857	36,784

Interest Expense, Net. Net interest expense increased by $11.1 million to $31.6 million for the three months ended July 4, 2003 from $20.5 million for the three months ended June 28, 2002. To fund the acquisition of the DiverseyLever business in May 2002, we incurred approximately $1.1 billion of debt under the senior secured credit facilities and the senior subordinated notes. Due to the timing of the borrowings, the increased debt level was in place for only two of the three months ended June 28, 2002 as opposed to the entire three month period ended July 4, 2003.

Other Income/Expense. Other income/expense decreased by $17.3 million to $0.1 million of income for the three months ended July 4, 2003 from $17.4 million of income for the three months ended June 28, 2002. The other income for the three months ended June 28, 2002 consisted primarily of a $15.7 million hedging transaction gain on a forward-purchase contract of euros related to the May 3, 2002 acquisition of DiverseyLever.

Provision for Income Taxes. While the actual provision declined by $12.7 million, the effective tax rate was 42.6% for the three months ended July 4, 2003 compared to 37.2% for the three months ended June 28, 2002. The higher effective tax rate was primarily due to not providing a current tax benefit for certain foreign tax losses.

Net Income. Net income decreased by $23.8 million, or 73.7%, to $8.5 million for the three months ended July 4, 2003 from $32.3 million for the three months ended June 28, 2002. This decrease in net income was due primarily to a $89.5 million increase in marketing, administrative and general expenses, a $6.8 million restructuring expense charge, a $17.3 million decrease in other income, and a $11.1 million increase in net interest expense, offset partially by a $88.0 million increase in gross profit driven by the incremental DiverseyLever net sales, and a $12.7 million reduction in the provision for income taxes, all as previously discussed. In addition to the $6.8 million restructuring expense, expenses of $16.9 million of integration-related costs are included in the cost of sales or marketing, administrative and general expenses discussed above, an increase of $12.4 million compared to the three months ended June 28, 2002.

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

EBITDA decreased by $7.2 million, or 7.6%, to $87.3 million for the three months ended July 4, 2003 from $94.5 million for the three months ended June 28, 2002. The decrease in EBITDA resulted primarily from an $89.5 million increase in marketing, administrative and general expenses, a $17.3 million decrease in other income, and the $6.8 million restructuring expense, offset partially by a $88.0 million increase in gross profit resulting from the increased net sales, all as previously discussed. Of these cost increases, $18.1 million are related to depreciation and amortization expense which do not impact EBITDA. In addition, as noted above, there was an increase in integration-related costs included in cost of sales, marketing, administrative and general expenses of $11.2 million.

Our management considers EBITDA to be a useful tool for managing the operations of our business. In addition, various financial covenants contained in our senior secured credit facilities are based on EBITDA, as adjusted pursuant to the provisions of the facilities, and various financial covenants contained in the indentures for our senior subordinated notes are based on consolidated cash flows, which is a non-GAAP financial measure calculated similarly to EBITDA. Our management also considers EBITDA to be useful in assessing our debt servicing ability. A further discussion and a table reconciling Net Income to EBITDA is included at the end of the six month period comparisons of this discussion.

Six Months Ended July 4, 2003 Compared to Six Months Ended June 28, 2002

Net sales increased by $626.1 million, or 75.1%, to $1,459.5 million for the six months ended July 4, 2003 from $833.4 million for the six months ended June 28, 2002. The primary reason for the increase was net sales attributable to the DiverseyLever business, which we acquired on May 3, 2002. Included in the net sales attributable to the acquisition is $44.2 million of sales agency fee income for the six months ended July 4, 2003, as compared to $12.4 million for the six months ended June 28, 2002, which was earned under a sales agency agreement entered into with Unilever on May 3, 2002 in connection with the acquisition.

Net sales for the professional segment increased by $611.0 million, or 85.5%, to $1,325.4 million for the six months ended July 4, 2003 from $714.4 million for the six months ended June 28, 2002 due primarily to net sales attributable to the DiverseyLever acquisition. The strengthening of the euro, yen and other foreign currencies against the dollar positively impacted net sales by $51.0 million. Excluding this positive currency impact, net sales of the professional segment for the six months ended July 4, 2003 grew by $560.0 million, or 78.4%, from net sales for the six months ended June 28, 2002.

Mid single-digit sales growth was experienced during the six months ended July 4, 2003 in Europe, as previously discussed, and in Latin America due largely to new customer wins. Additionally, positive growth has been generated from cross-selling efforts globally, leveraging the individual product strengths of the combined businesses. However, sales growth was adversely affected by the challenges in North America as discussed earlier, and the impact of the SARS outbreak in Asia-Pacific resulting in flat to low single-digit sales growth in those regions.

Net sales for the polymer segment of $144.8 million for the six months ended July 4, 2003, including intercompany sales to the professional segment of $10.7 million, increased by $15.7 million, or 12.2%, from $129.1 million for the six months ended June 28, 2002. The strengthening of the euro and yen against the dollar positively impacted net sales by $8.7 million. The increase in the segment’s net sales excluding the positive impact from currency translation was attributable primarily to volume growth of 9.0% partially offset by a decline in average selling prices. Sales volume increased in Europe by 6.2%, Asia Pacific by 21.4% and North America by 8.7%, due primarily to new business in the printing and packaging industry and the global coatings market. Average selling prices declined primarily due to an unfavorable product and geographical mix reflecting reduced demand for higher priced specialty polymers and faster growth in the Asia Pacific region, which has lower average selling prices than in other markets.

Gross Profit. Gross profit increased by $289.8 million, or 77.5%, to $663.8 million for the six months ended July 4, 2003 from $374.0 million for the six months ended June 28, 2002, while gross profit margin increased to 45.5% for the six months ended July 4, 2003 from 44.9% for the six months ended June 28, 2002. The primary reason for the increase in gross profit and gross profit margin was the acquisition of the DiverseyLever business. The gross profit margin on the acquired DiverseyLever business was higher due to a greater mix of higher-margin direct sales than the pre-acquisition business, which was focused more on lower-margin distributor sales. One-time integration-related costs of $2.4 million were incurred in cost of sales during the six months ended July 4, 2003, consisting of inventory reserve provisions and relocation costs.

The polymer segment’s gross profit decreased by $0.3 million, or 0.7%, to $45.1 million for the six months ended July 4, 2003 from $45.4 million for the six months ended June 28, 2002. The decrease in the segment’s gross profit resulted primarily from higher raw material costs and the decline in global average selling prices, partially offset by the sales volume increase discussed above. Gross profit margin was impacted by higher raw material costs and the negative effect of the decline in the global average selling prices, resulting in a decrease to 33.6% for the six months ended July 4, 2003 from 38.1% for the six months ended June 28, 2002.

Marketing, Administrative and General Expenses. Marketing, administrative and general expenses increased by $257.7 million, or 92.9%, to $535.1 million for the six months ended July 4, 2003 from $277.4 million for the six months ended June 28, 2002. The primary reason for this increase was incremental expenses attributable to the acquired DiverseyLever business. One-time integration-related costs of $22.9 million were incurred during the six months ended July 4, 2003, consisting primarily of non-severance employee and facility-related costs.

Research and Development Expenses. Research and development expenses increased by $7.5 million, or 26.8%, to $35.5 million for the six months ended July 4, 2003 from $28.0 million for the six months ended June 28, 2002. The primary reason for the increase was the incremental expenses attributable to the acquired DiverseyLever business.

Restructuring and Integration. We have initiated an extensive restructuring and integration program in connection with the acquisition of the DiverseyLever business. Under this program, specified costs associated with the closure of former DiverseyLever operations and the involuntary termination of former DiverseyLever employees are recorded as purchase accounting adjustments. Costs under the program associated with the closure of specified pre-acquisition operations and the involuntary terminations of pre-acquisition employees are recorded as restructuring expenses in the consolidated statement of income. Also incurred under the program are costs related to the acquisition which do not meet the definition of exit costs or restructuring costs. Those costs are included in marketing, administrative and general expenses in the consolidated statement of income.

During the six months ended July 4, 2003, we recorded $21.8 million of exit costs as purchase accounting adjustments, $13.3 million of restructuring costs and $25.3 million of period costs in our consolidated statement of income. These costs consisted of involuntary termination and other costs incurred in the United Kingdom (“UK”), Greece and certain global functions associated with the consolidation of operations, the consolidation of North American supply chain operations, the restructuring of the UK sales force, the consolidation of back-office operations in Japan, the implementation of an early retirement program in Japan and IT projects in Western Europe, Japan and our corporate headquarters.

A summary of all costs associated with the restructuring and integration program is outlined below. The reserve balance shown below reflects the aggregate reserves for restructuring costs.

(dollars in thousands)	Six Months Ended July 4, 2003	Total Project to Date - May 4, 2002 - July 4, 2003
Reserve balance at beginning of period	$68,858	$—
Exit costs recorded as purchase accounting adjustments	21,758	91,852
Restructuring costs charged to income	13,301	32,948
Payments of accrued costs	(34,517)	(55,400)
Reserve balance at end of period	69,400	69,400
Period costs classified as cost of sales or marketing, administrative and general expenses	25,344	59,333
Capital Expenditures	21,106	36,784

Interest Expense, Net. Net interest expense increased by $39.8 million to $63.1 million for the six months ended July 4, 2003 from $23.3 million for the six months ended June 28, 2002. To fund the acquisition of the DiverseyLever business in May 2002, we incurred approximately $1.1 billion of debt under the senior secured credit facilities and the senior subordinated notes. Due to the timing of the borrowings, the increased debt level was in place for only two of the six months ended June 28, 2002 versus the entire six month period ended July 4, 2003. Additionally, the increase in interest expense was impacted by an increase in the weighted average interest rate to 7.6% during the six months ended July 4, 2003 from the rate of 5.1% in effect during the six months ended June 28, 2002.

Other Income/Expense. Other income/expense decreased by $10.4 million to $3.0 million of income for the six months ended July 4, 2003 from $13.4 million of income for the six months ended June 28, 2002. The other income for the six months ended July 4, 2003 consisted primarily of a $1.3 million gain on the sale of a non-strategic logistics subsidiary in Japan in March 2003, and a $1.6 million gain on other foreign currency exchange related items. Other income for the six months ended June 28, 2002 consisted primarily of a $15.7 million hedging transaction gain on a forward-purchase contract of euros related to the May 3, 2002 acquisition of DiverseyLever, offset partially by a $3.0 million loss related to foreign currency devaluation in Argentina.

Provision for Income Taxes. While the actual provision declined by $13.3 million, the effective tax rate was 41.0% for the six months ended July 4, 2003 compared to 36.5% for the six months ended June 28, 2002. The higher effective tax rate was primarily due to not providing a current tax benefit for certain foreign tax losses.

Net Income. Net income decreased by $25.8 million, or 69.0%, to $11.6 million for the six months ended July 4, 2003 from $37.4 million for the six months ended June 28, 2002. This decrease in net income was due primarily to a $257.7 million increase in marketing, administrative and general expenses, a $7.5 million increase in research and development costs, a $13.3 million restructuring expense charge, a $39.8 million increase in net interest expense, and a $10.4 million decrease in other income, offset partially by a $289.8 million increase in gross profit driven by the incremental DiverseyLever net sales, and a $13.3 million reduction in the provision for income taxes, all as previously discussed. In addition to the $13.3 million restructuring expense, expenses of $25.3 million of integration-related costs are included in the cost of sales or marketing, administrative and general expenses discussed above, an increase of $20.8 million compared to the six months ended June 28, 2002.

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

EBITDA increased by $45.1 million to $159.9 million for the six months ended July 4, 2003 from $114.8 million for the six months ended June 28, 2002. The increase in EBITDA resulted primarily from a $289.8 million increase in gross profit resulting from the increased net sales, offset partially by a $257.7 million increase in marketing, administrative and general expenses, a $7.5 million increase in research and development expense, a $10.4 million decrease in other income, and the $13.3 million restructuring expense charge, all as previously discussed. Of these cost increases, $44.2 million are related to depreciation and amortization expense which do not impact EBITDA. In addition, as stated above, there was an increase in integration-related costs included in cost of sales, marketing, administrative and general expenses of $19.6 million.

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

We believe that net income is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. The following table reconciles net income to EBITDA for each of the periods for which EBITDA is presented in this quarter report.

EBITDA	Three Months Ended		Six Months Ended
(dollars in thousands)	July 4, 2003	June 28, 2002	July 4, 2003	June 28, 2002
	(unaudited)		(unaudited)
Net Income	$8,452	$32,274	$11,634	$37,440
Minority interests	52	(134)	51	(161)
Provision for income taxes	6,322	19,013	8,113	21,441
Interest expenses, net	31,566	20,473	63,099	23,295
Depreciation and amortization expense	40,957	22,900	76,975	32,814

EBITDA	$87,349	$94,526	$159,872	$114,829

Liquidity and Capital Resources

Comparison of Six Months Ended July 4, 2003 and Six Months Ended June 28, 2002. Cash flows provided by operating activities were $27.6 million for the six months ended July 4, 2003, compared to $95.0 million for the six months ended June 28, 2002. The decrease in cash from operations of $67.4 million during the six months ended July 4, 2003 was due primarily to the $25.8 million reduction in net income and changes in our operating assets and liabilities.

Cash flows used in investing activities decreased to $62.2 million for the six months ended July 4, 2003, compared to $1,440.4 million for the six months ended June 28, 2002. This decrease is attributable to the impact of the acquisition of the DiverseyLever business during the six months ended June 28, 2002.

Cash flows provided by financing activities were $3.0 million for the six months ended July 4, 2003, compared to cash flows provided by financing activities of $1,459.3 million for the six months ended June 28, 2002. This reduction in cash flows from financing activities was due to the impact of the acquisition of the DiverseyLever business during the six months ended June 28, 2002.

Overview. As a result of the acquisition, we have a significant amount of indebtedness. On May 3, 2002, in connection with the acquisition of the DiverseyLever business, we issued senior subordinated notes and entered into a $1.2 billion senior secured credit facility. We used the proceeds of the sale of the senior subordinated notes and initial borrowings under the senior secured credit facilities, together with other available funds, to finance the cash portion of the purchase price for the DiverseyLever business and the related fees and expenses and to refinance existing indebtedness. As of July 4, 2003, we had total indebtedness of about $1.650 billion, consisting of $557 million of notes, $939 million of borrowings under the senior secured credit facilities, $115 million in operating lease commitments and $39 million in short-term credit lines.

We have the capacity to borrow additional funds under the senior secured credit facilities, subject to compliance with the financial covenants set forth in the facilities. As of July 4, 2003, we had $105 million of indebtedness outstanding under the revolving portion of the senior secured credit facilities and the ability to incur an additional $201 million of indebtedness under those revolving facilities, of which we believe we would have been able to borrow $129 million and still be in compliance with the financial covenants set forth in the senior secured credit facilities, the indentures for the senior subordinated notes and the indenture for the senior discount notes of JohnsonDiversey Holdings, Inc.

Since March 2001, we have funded a portion of our short-term liquidity needs through the securitization of some of our trade accounts receivable. We and some of our U.S. subsidiaries are parties to an agreement whereby we and each participating subsidiary sell, on a continuous basis, all trade receivables to JWPR Corporation (“JWPRC”), a wholly owned, special purpose, bankruptcy-remote subsidiary formed for the sole purpose of buying and selling receivables. Under the receivables facility, we and some of our subsidiaries, irrevocably and without recourse, transfer all trade receivables to JWPRC. JWPRC, in turn, sells an undivided interest in these receivables to Falcon Asset Management Corporation for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement) less the applicable reserve. As of July 4, 2003, about $40 million of eligible receivables (net of reserves) have been sold under our securitization facility. JWPRC’s funding costs under the receivables facility have accrued interest at a weighted average rate of about 1.28% per annum.

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

Under the terms of the senior secured credit facilities, we must use any future net proceeds from the securitization facility first to prepay loans outstanding under the senior secured credit facilities. In addition, the net amount of trade receivables at any time outstanding under this and any other securitization facility that we may enter into may not exceed $150 million in the aggregate.

During the six months ended July 4, 2003, we repaid $63 million of the principal amount outstanding under the term loan portion of the senior secured credit facilities. In addition, we are considering the divestiture of certain non-strategic businesses, including the previously disclosed sale of the Whitmire Micro-Gen pest control business, which could generate an additional $140 to $175 million available for debt reduction over the next four quarters. As of July 4, 2003, we had the following long-term debt agreements and operating leases with non-cancelable terms in excess of one year, excluding the indebtedness associated with the receivables securitization.

	Payment due within: (dollars in thousands)
	Total	1 Year	2 Years	3 Years	Due after 3 Years
Senior secured credit facilities	$833,930	$29,187	$36,608	$36,608	$731,527
Senior subordinated notes	557,175	—	—	—	557,175
Operating leases	114,803	33,300	25,134	16,768	39,601

Total long-term indebtedness	$1,505,908	$62,487	$61,742	$53,376	$1,328,303

The characteristics of our business do not generally require us to make significant ongoing capital expenditures. We made capital expenditures of about $61.1 million in the six months ended July 4, 2003. We may make significant cash expenditures in the next few years in an effort to capitalize on anticipated revenue growth and cost savings opportunities associated with the acquisition of the DiverseyLever business, and to continue and, in some cases, expand on certain DiverseyLever pre-acquisition restructuring initiatives.

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

Commencing with the financial covenant period ending July 4, 2003, the senior secured credit facilities require that we maintain a leverage ratio of no more than the ratio set forth below for each of the financial covenant periods ending nearest the corresponding date set forth below:

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

The senior secured credit facilities require that we maintain an interest coverage ratio of no less than the ratio set forth below for each of the financial covenant periods ending nearest the corresponding date set forth below:

Minimum Interest Coverage Ratio
June 30, 2003	2.25 to 1
September 30, 2003	2.25 to 1
December 31, 2003	2.75 to 1
March 31, 2004	2.75 to 1
June 30, 2004	3.00 to 1
September 30,2004	3.50 to 1
December 31, 2004	3.75 to 1
March 31, 2005 and thereafter	4.50 to 1

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For our financial covenant period ended on July 4, 2003, we were in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the senior secured credit facilities.

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

Beginning in calendar year 2003, however, we can exceed in a year the maximum capital expenditures limitation set forth above for that year by the amount, if any, by which the limitation set forth above for the previous year exceeded actual capital expenditures made in that previous year. As of July 4, 2003, we were in compliance with the limitation on capital expenditures for calendar year 2003.

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

Interest Rate Risk

As of July 4, 2003, we had about $1,535 million of debt outstanding under our credit facilities. After giving effect to the interest rate swap transactions that we have entered into with respect to some of the borrowings under our credit facilities, $538 million of the debt outstanding remained subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. At the above level of variable rate borrowings, we do not anticipate a significant impact on earnings in the event of a reasonable change in interest rates. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of the overall economic activity that could exist in such an environment.

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

Evaluation of JohnsonDiversey’s Disclosure Controls and Internal Controls. As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”). The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

CEO & CFO Certifications. Attached as exhibits 31.1 and 31.2 to this quarterly report are certifications of the CEO and the CFO required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (“Section 302 Certifications”). This portion of our quarterly report is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certifications and should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Control over Financial Reporting. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“Commission’s”) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with GAAP. To the extent that components of our internal control over financial reporting are included in our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

Limitations on the Effectiveness of Controls. Our Disclosure Controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this quarterly report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were undertaken. This evaluation is done on a quarterly basis so that the conclusions of management, including the CEO and the CFO, concerning the effectiveness of the controls can be reported in our quarterly reports on Form 10-Q and to supplement the disclosures made in our annual reports on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our internal audit department and by other personnel in our finance organization, as well as our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally and because items 4 and 5 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our board of directors’ audit committee and to our independent auditors and report on related matters in this section of the quarterly report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our on-going procedures.

During the controls evaluation performed prior to the filing of the Form 10-K for our fiscal year ended January 3, 2003, a material weakness in our internal control over financial reporting in the former DiverseyLever North America operations was discovered to the effect that cash reconciliations were not being performed in a timely manner and the processing of vendor invoices had been delayed, resulting in a requirement for increased accruals for third party services. These weaknesses resulted from the transfer, in December of 2002, of accounting operations from the former DiverseyLever operation based in Southfield, Michigan to our headquarters in Sturtevant, Wisconsin. In addition, we discovered that certain intercompany accounts were not being reconciled in a timely manner.

In the three months ended April 4, 2003 we acted to correct and resolve the identified weakness relating to the processing of vender invoices in our North American operations by utilizing additional resources to clear the processing backlog. In the three months ended July 4, 2003, we have acted to correct the other identified weaknesses by utilizing additional resources to complete cash and intercompany reconciliations. We have implemented process improvements to facilitate timely intercompany reconciliations. Management will further strengthen internal control over financial reporting in these areas in the remainder of fiscal year 2003, will continue to evaluate and implement corrective actions to improve the effectiveness of our Disclosure Controls and will take further action as dictated by such continuing reviews. The actions being taken, and to be taken, by us to correct the weaknesses identified constitute, and will constitute, significant changes in internal control over financial reporting in the period covered by this quarterly report. These actions constitute the only changes to our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting in this quarterly period.

Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that our Disclosure Controls, as of the end of the period covered by this quarterly report, including the additional procedures performed and controls instituted by us to supplement our internal control over financial reporting in order to mitigate the effect of the weaknesses identified in this report, were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Employment Agreement between the Company and Morio Nishikawa, executed April 11, 2003.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K during the quarter ended July 4, 2003.

On May 23, 2003, we filed a current report on Form 8-K relating to a slide presentation to investors on May 21, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSONDIVERSEY, INC.

Date: August 14, 2003	/s/ MICHAEL J. BAILEY
Michael J. Bailey Executive Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer

JOHNSONDIVERSEY, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Employment Agreement between the Company and Morio Nishikawa, executed April 11, 2003.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.