Form 10-Q
period 2003-10-03
JOHNSONDIVERSEY INC
filed 2003-11-12
CIK 1175757

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 2003

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

There is no public trading market for the registrant’s common stock. As of November 7, 2003, there were 24,422 outstanding shares of the registrant’s common stock, $1.00 par value.

FORWARD-LOOKING STATEMENTS

We make statements in this Form 10–Q that are not historical facts. These “forward-looking statements” can be identified by the use of terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	our ability to successfully complete the integration of the DiverseyLever acquisition, including the achievement of cost and tax savings;

•	our ability to execute any of our business strategies;

•	changes in general economic and political conditions, interest rates and currency movements, including, in particular, exposure to foreign currency risks;

•	the vitality of the institutional and industrial cleaning and sanitation market, particularly those sectors adversely affected by the current economic downturn, and the printing and packaging, coatings and plastics markets;

•	restraints on pricing flexibility due to competitive conditions in the professional and polymer markets;

•	the loss or insolvency of a significant supplier or customer;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets, and system of internal control;

•	changes in energy costs, the costs of raw materials and other operating expenses;

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	changes in tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	the loss of, or changes in, executive management or other key personnel;

•	natural and manmade disasters, including acts of terrorism, hostilities or war that impact our markets; and

•	conditions affecting the food and lodging industry, including health-related, political and weather-related.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHNSONDIVERSEY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	October 3, 2003	January 3, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,361	$59,272
Accounts receivable less allowance of $25,412 and $21,099, respectively	521,007	463,743
Accounts receivable—related parties	35,764	80,922
Inventories	275,296	260,983
Deferred income taxes—current	51,953	43,682
Other current assets	82,134	83,742

Total current assets	990,515	992,344
Property, plant and equipment, net	566,253	561,835
Capitalized software, net	90,898	79,343
Goodwill, net	1,186,853	1,132,329
Other intangibles, net	390,357	387,953
Deferred income taxes—non-current	36,040	37,653
Long-term receivables—related parties	104,482	72,475
Other assets	122,642	119,453

Total assets	$3,488,040	$3,383,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$59,541	$68,119
Current portion of long-term debt	27,699	57,906
Accounts payable	240,588	218,147
Accounts payable—related parties	85,775	110,414
Accrued expenses	416,613	382,733

Total current liabilities	830,216	837,319
Pension and other post-retirement benefits	285,322	268,962
Long-term borrowings	1,340,774	1,348,270
Long-term payables—related parties	25,854	11,750
Other liabilities	96,029	84,051

Total liabilities	2,578,195	2,550,352
Stockholders’ equity:
Common stock—$1.00 par value; 200,000 shares authorized; 24,422 shares issued and outstanding	24	24
Capital in excess of par value	734,568	734,568
Retained earnings	117,374	100,672
Accumulated other comprehensive income	60,382	1,262
Notes receivable from officers	(2,503)	(3,493)

Total stockholders’ equity	909,845	833,033

Total liabilities and stockholders’ equity	$3,488,040	$3,383,385

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
(dollars in thousands)	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
	(unaudited)		(unaudited)
Net sales:
Net product and service sales	$709,535	$652,237	$2,124,829	$1,473,265
Sales agency fee income	21,835	21,788	65,996	34,140

	731,370	674,025	2,190,825	1,507,405
Cost of sales	400,223	364,530	1,195,924	823,895

Gross profit	331,147	309,495	994,901	683,510
Marketing, administrative and general expenses	264,215	244,690	799,360	529,305
Research and development expenses	17,303	15,506	52,761	43,484
Restructuring expense	561	8,671	13,862	10,815

Operating profit	49,068	40,628	128,918	99,906
Other expense (income):
Interest expense	30,969	33,502	96,016	57,481
Interest income	(267)	(1,737)	(2,215)	(2,421)
Other expense (income), net	676	1,573	(2,371)	(21,164)

Income before taxes	17,690	7,290	37,488	66,010
Provision for income taxes	7,262	1,672	15,375	23,113

Income before minority interests	10,428	5,618	22,113	42,897
Minority interests in net income (loss) of subsidiaries	61	(77)	112	(238)

Net income	$10,367	$5,695	$22,001	$43,135

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(dollars in thousands)	October 3, 2003	September 27, 2002
	(unaudited)
Cash flows from operating activities:
Net income	$22,001	$43,135
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	90,660	58,991
Amortization of intangibles	25,708	8,901
Amortization of debt issuance costs	7,742	4,352
Deferred income taxes	(12,125)	(4,207)
Gain from divestitures	(799)	(9,566)
Loss on property disposals	9,231	68
Other	1,127	1,191
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses—
Proceeds from (repayments of) accounts receivable securitization	26,900	(1,500)
Accounts receivable	(5,842)	(96,530)
Inventories	(1,752)	(13,160)
Other current assets	2,245	17,686
Other assets	(5,971)	7,779
Accounts payable and accrued expenses	(7,824)	90,980
Other liabilities	10,352	10,240

Net cash provided by operating activities	161,653	118,360
Cash flows from investing activities:
Capital expenditures	(70,799)	(44,567)
Expenditures for capitalized computer software	(27,036)	(16,793)
Proceeds from property disposals	16,907	7,663
Proceeds from divestitures	988	10,444
Acquisitions of businesses	(1,599)	(1,382,039)

Net cash used in investing activities	(81,539)	(1,425,292)
Cash flows from financing activities:
(Repayments of) proceeds from short-term borrowings	(15,700)	17,875
(Repayments of) proceeds from long-term borrowings	(90,011)	1,121,040
Capital contributions	—	385,782
Retirement of preferred stock	—	(50)
Payment of debt issuance costs	—	(66,614)
Dividends paid	(5,300)	(11,788)

Net cash provided by (used in) financing activities	(111,011)	1,446,245

Effect of exchange rate changes on cash and cash equivalents	(4,014)	(38,193)

Change in cash and cash equivalents	(34,911)	101,120
Beginning balance	59,272	8,093

Ending balance	$24,361	$109,213

Supplemental cash flows information
Cash paid during the period:
Interest	$68,042	$23,016
Income taxes	19,528	15,647
Noncash investing and financing activities:
Capital contribution-Investments in subsidiaries	—	201,900

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

2. Basis of Presentation

In the opinion of management, the unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of October 3, 2003, and its results of operations for the three and nine months ended October 3, 2003 and cash flows for the nine months ended October 3, 2003. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2003. The results of operations for the three and nine months ended October 3, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

In order to achieve alignment with its actual business management practices, beginning with fiscal year 2003, the Company reclassified distribution costs from marketing, administrative and general expenses to cost of sales. Prior year amounts have been reclassified for consistency. Distribution costs were $66,351 and $64,703 for the three months ended October 3, 2003 and September 27, 2002, respectively; and $203,190 and $135,809 for the nine months ended October 3, 2003 and September 27, 2002, respectively.

Certain other prior period amounts have been reclassified to conform with current period presentation.

All monetary amounts, excluding share data, are stated in thousands.

3. New Accounting Standards

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Disposal Activities. Under SFAS No. 146, liabilities for costs associated with a plan to dispose of an asset or to exit a business activity must generally be recognized in the period in which the costs are incurred. The pronouncement supercedes Emerging Issues Task Force (“EITF”) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Under EITF 94-3, a liability is recognized solely upon an entity’s commitment to a plan. SFAS No. 146 was effective for disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 effective January 4, 2003 (see Note 11).

In November 2002, the FASB issued Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

expands on the guidance for the accounting and disclosure of guarantees. Each guarantee meeting the characteristics described in FIN 45 is to be recognized and initially measured at fair value. In addition, guarantors will be required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote. FIN 45’s disclosure requirements were effective for financial statements for annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 effective January 4, 2003.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for annual periods ending after December 15, 2002, and interim periods beginning after December 31, 2002. The Company adopted the amendments to the SFAS No. 123 disclosure provisions required under SFAS No. 148 effective January 4, 2003, but will continue to use the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for stock-based compensation (see Note 6).

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 defines a “variable interest entity” and requires a company to consolidate such an entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns. The interpretation also requires disclosure of variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. FIN 46 is immediately effective for variable interest entities created after January 31, 2003 and effective December 15, 2003 for variable interest entities created on or prior to January 31, 2003. The Company’s adoption of FIN 46 has not had a significant impact on its consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. The Company’s adoption of SFAS No. 149 has not had a significant impact on its consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Instruments that are indexed to and potentially settled in an issuer’s own shares that are not within the scope of SFAS No. 150 remain subject to existing guidance. SFAS No. 150 must be applied to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after December 15, 2003. The Company’s adoption of SFAS No. 150 has not and is not expected to have a significant impact on its consolidated financial position or results of operations.

4. Income Taxes

The provision for income taxes includes deferred taxes and is based upon estimates of annual effective tax rates in the tax jurisdictions in which the Company operates.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

5. Inventories

Inventories are summarized as follows:

	October 3, 2003	January 3, 2003
Raw materials and containers	$69,771	$72,551
Finished goods	212,270	195,177
Last-in, first-out inventory reserves	(6,745)	(6,745)

Total inventories	$275,296	$260,983

Inventories are net of allowance for excess and obsolete inventory of $25,700 and $22,671 at October 3, 2003 and January 3, 2003, respectively.

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

The Company’s compensation expense related to restricted stock and debt forgiveness is recorded as $379 and $205 for the three months ended October 3, 2003 and September 27, 2002, respectively; and $1,006 and $1,876 for the nine months ended October 3, 2003 and September 27, 2002, respectively.

The pro forma impact of compensation expense if the Company had used the fair-value method of accounting to measure compensation expense would have reduced net income by approximately $2,039 and $791 for the three months ended October 3, 2003 and September 27, 2002, respectively; and $6,124 and $2,374 for the nine months ended October 3, 2003 and September 27, 2002, respectively.

7. Comprehensive Income

Comprehensive income for the respective periods consists of the following:

	Three Months Ended		Nine Months Ended
	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
Net income	$10,367	$5,695	$22,001	$43,135
Foreign currency translation adjustment	(4,773)	(12,619)	59,408	24,358
Unrealized gains (losses) on derivatives, net of tax	3,995	(15,533)	(288)	(14,550)

Total comprehensive income	$9,589	$(22,457)	$81,121	$52,943

8. Acquisition of the DiverseyLever Business

On May 3, 2002, the Company acquired the DiverseyLever business—the institutional and industrial cleaning and sanitation business of Unilever. In addition, with specified exceptions, the Company and its

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

parent, Holdings, assumed liabilities to the extent relating to, or arising out of, the DiverseyLever business. The acquisition was accounted for under the purchase method of accounting.

The Company believes that the acquisition provided opportunities for revenue growth and cost savings through the integration of the DiverseyLever business. In addition, the integration of the DiversityLever business lines provided cross-selling opportunities due to their businesses’ complementary product offerings and geographic footprint. The acquisition greatly increased the Company’s network of international distributors and the size of its direct sales force, thus broadening the Company’s global access to existing and new end-users. The Company also believes that it can obtain significant cost savings from the rationalization of manufacturing plants, consolidation of physical distribution infrastructure and reduction of overlap in back-office and administrative functions. These factors contributed to a purchase price for the DiverseyLever business that resulted in the recognition of goodwill.

The Company continues the process of settlement and conclusion on purchase price allocation and adjustments associated with the acquisition of the DiverseyLever business. The following represents a reconciliation of the preliminary allocation of purchase price from January 3, 2003 through October 3, 2003:

	As of January 3, 2003	Nine Months Ended October 3, 2003 Adjustments		As of October 3, 2003
Cash purchase price	$1,029,836	$(4,396	)(a)	$1,025,440
Senior discount notes of Holdings	201,900	—		201,900
Equity in Holdings issued to Unilever	352,059	—		352,059
Transaction-related costs	39,564	2,163	(b)	41,727
Net debt adjustment payable in cash	15,320	—		15,320
Net debt adjustment to subscription price	11,750	—		11,750
Working capital adjustment payable in cash	33,568	—		33,568
Working capital adjustment to subscription price	(36,540)	—		(36,540)
Pension adjustment—EBITDA	2,580	—		2,580
Pension adjustment—fully funded	(108,017)	(12,245	)(c)	(120,262)
Tax indemnification adjustment	—	(5,756	)(d)	(5,756)

Total purchase price	1,542,020	(20,234)		1,521,786
Fair value of net tangible assets acquired	(389,603)	9,431	(e)	(380,172)

Excess purchase price	1,152,417	(10,803)		1,141,614
Allocation to intellectual property	(122,941)	—		(122,941)
Allocation to other identified intangible assets	(235,394)	—		(235,394)

Goodwill	$794,082	$(10,803)		$783,279

(a)	During the three months ended October 3, 2003, the Company and Unilever reached settlement and the Company received $4,396 from Unilever in consideration of certain administrative and management costs retained by the Company, but not contemplated in the determination of the original cash purchase price. The cash adjustment was recorded as a reduction of purchase price and acquisition goodwill. Further adjustments are not expected.

(b)	The Company recorded additional transaction-related costs of $2,163 during the six months ended July 4, 2003, which were accounted for as an increase to acquisition goodwill. The Company does not expect further adjustment to goodwill as it relates to transaction-related costs.

(c)	During the three and nine months ended October 3, 2003, the pension adjustment—fully funded was increased by $18,278 and $12,245, respectively, relative to revisions to preliminary estimates. Further adjustments are expected to be substantially finalized and agreed with Unilever by June 2004 and are, accordingly, subject to change.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company received approximately $3,045 and $15,645 during the three and nine months ended October 3, 2003, respectively, in partial and preliminary settlement of pension full-funding adjustments agreed with Unilever. The Company expects further settlements during the fourth quarter ended December 2003 and through the second quarter of fiscal 2004.

(d)	The purchase agreement provides for the indemnification of certain tax liabilities included in net tangible assets acquired. During the three months ended July 4, 2003, the Company recorded an estimated receivable from Unilever of $3,419 and reduced the total purchase price. During the three months ended October 3, 2003, the Company adjusted the estimated receivable to $5,756. Further adjustments are expected to be finalized and agreed with Unilever by December 2003 and are, accordingly, subject to change.

(e)	The Company recorded additional restructuring liabilities of $21,758 (see Note 11) and associated deferred taxes of $4,956 during the six months ended July 4, 2003. The Company also recorded $1,700 of additional environmental reserves in the three months ended July 4, 2003 in adjustment of previous estimates.

In addition, the Company increased net tangible assets acquired by $11,827 in the three months ended July 4, 2003 to properly reflect fair value and adjustment of previous estimates.

In the nine months ended October 3, 2003, the Company decreased net tangible assets acquired by $973 in clarification of tax liabilities identified in (d), and $1,783 relating to revisions to pension liabilities, net of related deferred tax assets, identified in (c).

Based on the preliminary determination of the working capital adjustment to subscription price, the Company recorded a receivable and corresponding reduction in purchase price of $36,540 as of January 3, 2003, which remains unchanged as of October 3, 2003. The Company and Unilever have continued the settlement process and anticipate finalization by December 2003.

Pro Forma Results

The following reflects the unaudited pro forma results for the Company giving effect to the acquisition of the DiverseyLever business and the related financings as if they had occurred at the beginning of the nine months ended September 27, 2002.

Nine Months Ended September 27, 2002
Net sales	$1,969,905
Net income	21,919

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

In October 2003, the Company acquired certain net assets of Southwest Auto-Chlor System L.P., a dealership that markets and sells kitchen, laundry and housekeeping products and services, for approximately $13,900. The Company expects to assign a majority of the purchase price to customer lists and related contracts. Operations will be included in the Company’s financial statements from the date of acquisition.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Divestitures

In March 2003, the Company disposed of a non-strategic logistics service business in Japan for approximately $835 and the assumption of net liabilities by the purchaser of approximately $460. The net gain of $1,295 was included as a component of other (income) expense in the consolidated statement of income for the three months ended April 4, 2003.

In May 2003, the Company and a joint venture partner determined that they would dissolve a non-strategic business involved in the development and distribution of cleaning machines. The Company recorded a net loss of $1,119 as a component of other (income) expense in the consolidated statement of income for the three months ended July 4, 2003. The Company does not expect further disposal costs.

In September 2003, the Company disposed of a non-strategic machine warewash and kitchen hygiene products business in Norway for approximately $153. A net loss of $496 was included as a component of other (income) expense in the consolidated statement of income for the three months ended October 3, 2003.

The disposed businesses were part of larger cash-flow generating groups and were therefore not reported as discontinued operations.

10. Accounts Receivable Securitization

The Company and certain of its U.S. subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001 whereby they sell on a continuous basis certain domestic trade receivables to a wholly owned, consolidated special purpose, bankruptcy-remote subsidiary (“JWPRC”) of the Company. JWPRC was formed for the sole purpose of buying and selling receivables generated by the Company and the U.S. subsidiaries party to the agreement. JWPRC in turn sells an undivided interest in the total domestic accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the percentage of total domestic receivables deemed eligible. The amounts of the beneficial interest of accounts receivable sold under these arrangements are excluded from accounts receivable in the Company’s consolidated balance sheets. On August 29, 2003, the Receivables Facility was amended to include certain additional U.S. subsidiaries, expanding the total potential for securitization of trade receivables to $75,000 from the previous limit of $55,000. The term of the Receivables Facility was also changed to 354 days from the date of closing, renewable without fee.

As of October 3, 2003, and January 3, 2003, the Conduit held $62,800 and $35,900, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheets.

The Company had a retained interest of $48,180 and $20,701 in receivables of JWPRC as of October 3, 2003, and January 3, 2003, respectively. The retained interest is included in the accounts receivable balance reflected in the consolidated balance sheet at estimated fair value.

11. Restructuring Liabilities

During fiscal year 2002, in connection with the acquisition of the DiverseyLever business, the Company recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities (“exit plans”). During the six months ended July 4, 2003, the Company recognized liabilities of $18,224 for the involuntary termination of 299 additional former DiverseyLever employees and $3,534 for additional other exit costs, which were recorded as an adjustment to purchase accounting. The Company does not expect to record further adjustments to these liabilities.

The Company’s exit plans provide for the planned termination of 1,299 employees, of which 973 and 471 were actually terminated as of October 3, 2003 and January 3, 2003, respectively.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Additionally, the Company developed plans to restructure certain facilities that it owned prior to the acquisition of the DiverseyLever business (“restructuring plans”), primarily for the purpose of eliminating redundancies resulting from the acquisition of the DiverseyLever business. During fiscal year 2002, in connection with these restructuring plans, the Company recorded liabilities for the involuntary termination of pre-acquisition employees and other restructuring costs associated with pre-acquisition facilities. During the three and nine months ended October 3, 2003, the Company recognized liabilities of $2,833 and $12,944 for the involuntary termination of 15 and 114 additional pre-acquisition employees and $989 and $4,179 for additional other restructuring costs, respectively, which were recorded as restructuring expenses in accordance with SFAS No. 146 (see Note 3).

The Company’s restructuring plans provide for the planned termination of 339 pre-acquisition employees, of which 314 and 151 were actually terminated as of October 3, 2003 and January 3, 2003, respectively.

	Exit Plans			Restructuring Plans
	Employee- Related	Other	Total	Employee- Related	Other	Total
Liability balances as of January 3, 2003	$51,963	$6,079	$58,042	$5,724	$5,092	$10,816
Liability established in purchase accounting	5,495	993	6,488	—	—	—
Liability recorded as restructuring expense	—	—	—	4,761	1,748	6,509
Cash paid[1]	(8,231)	(595)	(8,826)	(5,550)	(1,573)	(7,123)

Liability balances as of April 4, 2003	$49,227	$6,477	$55,704	$4,935	$5,267	$10,202
Liability established in purchase accounting	12,729	2,541	15,270	—	—	—
Liability recorded as restructuring expense	—	—	—	5,350	1,442	6,792
Cash paid[1]	(9,883)	(2,846)	(12,729)	(2,750)	(3,089)	(5,839)

Liability balances as of July 4, 2003	$52,073	$6,172	$58,245	$7,535	$3,620	$11,155

Liability recorded as restructuring expense	—	—	—	2,833	989	3,822
Liability reclassifications[3]	(3,202)	3,202	—	(2,491)	2,491	—
Liability adjustments[2]	—	—	—	—	(3,261)	(3,261)
Cash paid[1]	(8,345)	(1,650)	(9,995)	(2,477)	(256)	(2,733)

Liability balances as of October 3, 2003	$40,526	$7,724	$48,250	$5,400	$3,583	$8,983

[1]	Cash paid includes the effects of foreign exchange.
[2]	Liability adjustments include reductions to previously established plan obligations based on revisions to initial assumptions and removal of liabilities related to impaired long-lived assets in accordance with SFAS No. 144, which were charged to marketing, administrative and general expenses in the consolidated statement of income. Accordingly, all charges related to the liability adjustments were recorded in the proper period.
[3]	Liability reclassifications include reclassification between previously determined employee-related and other plan liabilities based on clarification of original assumptions. All charges related to the liability reclassifications were recorded in the proper period.

12. Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of income are as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
Gain on acquisition related forward contract	$—	$—	$—	$(15,711)
Revaluation losses (gains) on contract unhedged positions and ineffective portion of hedged instruments	1,089	2,280	(2,227)	(399)
Net loss (gain) on sale of product lines	496	—	(799)	(9,566)
Net loss on partnership dissolution	—	—	1,119	—
Loss on devaluation of Argentine peso	—	38	—	3,066
Other	(909)	(745)	(464)	1,446

	$676	$1,573	$(2,371)	$(21,164)

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

13. Contingencies

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

The Company maintains environmental reserves for remediation and monitoring expenses at two of its domestic facilities. While the ultimate exposure at these sites continues to be evaluated, the Company does not anticipate a material effect on its financial position or results of operations.

In connection with the acquisition of the DiverseyLever business, the Company conducted environmental assessments and investigations at DiverseyLever facilities in various countries. These investigations disclosed the likelihood of soil and/or groundwater contamination, or potential environmental regulatory matters. The Company continues to evaluate the nature and extent of the identified contamination and is preparing plans to address the contamination. An estimate of costs has been made based on the expected extent of contamination and the expected likelihood of recovery for some of these costs from Unilever under the purchase agreement. Based on the estimate process, the Company recorded a liability of $10,100 during fiscal year 2002 and increased the liability to $11,800 during the quarter ended July 4, 2003. To the extent that contamination is determined to be in violation of local environmental laws, the Company intends to seek recovery under indemnification clauses contained in the purchase agreement.

In connection with the acquisition of DiverseyLever, Holdings entered into a stockholders’ agreement with its stockholders, Holdco and Marga B.V. Under the stockholders’ agreement, at any time after May 3, 2007, Holdings has the option to purchase, and Unilever has the right to require Holdings to purchase, the shares of Holdings and Senior Discount Notes of Holdings then beneficially owned by Unilever. If, after May 3, 2010, Holdings is unable to fulfill its obligations in connection with the put option, Unilever may require Holdings to take certain actions, including selling certain assets of the Company.

Under the stockholders’ agreement, Holdings may be required to make payments to Unilever in each year from 2007 through 2010 so long as Unilever continues to beneficially own 5% or more of Holdings’ outstanding shares. The amount of each payment will be equal to 25% of the amount by which the cumulative cash flows of Holdings and its subsidiaries, on a consolidated basis, for the period from the closing of the acquisition through the end of the fiscal year preceding the payment (not including any cash flow with respect to which Unilever received payment in a prior year), exceeds $727,500 in 2006, $975,000 in 2007, $1,200,000 in 2008 or $1,425,000 in 2009. The aggregate amount of these payments cannot exceed $100,000. Payment of these amounts, which may be funded with cash flows generated by the Company, is subject to compliance with the agreements relating to Holdings and the Company’s senior indebtedness including, without limitation, the senior secured credit facilities, the senior subordinated notes and the Senior Discount Notes of Holdings.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

14. Segment Information

The sales and results of operations of the Company’s segments are summarized as follows:

	Three Months Ended or As Of October 3, 2003
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$664,270	$71,362	$(4,262)	$731,370
Operating profit	40,459	8,609	—	49,068
Depreciation and amortization	36,982	2,411	—	39,393
Interest expense	30,935	270	(236)	30,969
Interest income	83	420	(236)	267
Total assets	3,373,492	203,178	(88,630)	3,488,040
Goodwill, net	1,186,274	579	—	1,186,853
Capital expenditures	21,885	448	—	22,333

	Three Months Ended or As Of September 27, 2002
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$609,897	$68,557	$(4,429)	$674,025
Operating profit	28,750	11,878	—	40,628
Depreciation and amortization	33,115	1,963	—	35,078
Interest expense	33,560	299	(357)	33,502
Interest income	1,984	110	(357)	1,737
Total assets	3,249,505	169,120	(74,809)	3,343,816
Goodwill, net	1,102,703	522	—	1,103,225
Capital expenditures	20,767	1,536	—	22,303

	Nine Months Ended or As Of October 3, 2003
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$1,989,650	$216,149	$(14,974)	$2,190,825
Operating profit	101,108	27,810	—	128,918
Depreciation and amortization	109,417	6,951	—	116,368
Interest expense	95,994	521	(499)	96,016
Interest income	1,958	756	(499)	2,215
Total assets	3,373,492	203,178	(88,630)	3,488,040
Goodwill, net	1,186,274	579	—	1,186,853
Capital expenditures	68,016	2,783	—	70,799

	Nine Months Ended or As Of September 27, 2002
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$1,324,254	$197,610	$(14,459)	$1,507,405
Operating profit	66,946	32,960	—	99,906
Depreciation and amortization	62,084	5,808	—	67,892
Interest expense	57,582	750	(851)	57,481
Interest income	2,829	443	(851)	2,421
Total assets	3,249,505	169,120	(74,809)	3,343,816
Goodwill, net	1,102,703	522	—	1,103,225
Capital expenditures	39,408	5,159	—	44,567

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

15. Subsidiary Guarantors of Senior Subordinated Notes

The Company’s $558,255 senior subordinated notes (based on exchange rates applied at October 3, 2003), which bear interest at 9.625% and are due in 2012, are guaranteed by certain of its wholly owned subsidiaries. Such guarantees are full and unconditional, to the extent allowed by law, and joint and several. The following supplemental information sets forth, on an unconsolidated basis, statement of income, balance sheet and statement of cash flows information for the Company, for the guarantor subsidiaries and for the Company’s non-guarantor subsidiaries, each of which were determined on a combined basis with the exception of eliminating investments in combined subsidiaries and certain reclassifications, which are eliminated at the consolidated level.

Consolidating condensed statements of operations for the three months ended October 3, 2003:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$157,613	$92,749	$494,036	$(34,863)	$709,535
Sales agency fee income	1,330	30	20,475	—	21,835
Cost of sales	88,719	62,317	283,247	(34,060)	400,223

Gross profit	70,224	30,462	231,264	(803)	331,147
Marketing, administrative and general expenses	79,168	18,035	167,012	—	264,215
Research and development expenses	6,094	2,679	8,530	—	17,303
Restructuring expense	(594)	—	1,155	—	561

Operating profit (loss)	(14,444)	9,748	54,567	(803)	49,068

Other expense (income):
Interest expense	26,529	441	25,203	(21,204)	30,969
Interest income	(6,950)	(14,777)	256	21,204	(267)
Other (income) expense, net	(36,023)	(2,842)	1,022	38,519	676

Income before taxes	2,000	26,926	28,086	(39,322)	17,690
Provision (benefit) for income taxes	(8,428)	5,812	9,878	—	7,262

Net income (loss) before minority interests	10,428	21,114	18,208	(39,322)	10,428
Minority interests	—	—	61	—	61

Net income (loss)	$10,428	$21,114	$18,147	$(39,322)	$10,367

Consolidating condensed statements of operations for the three months ended September 27, 2002:
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$153,466	$89,017	$433,285	$(23,531)	$652,237
Sales agency fee income	2,388	83	19,317	—	21,788
Cost of sales	83,088	59,422	245,551	(23,531)	364,530

Gross profit	72,766	29,678	207,051	—	309,495
Marketing, administrative and general expenses	66,255	16,690	161,745	—	244,690
Research and development expenses	2,237	3,066	10,203	—	15,506
Restructuring Expense	6,887	240	1,544	—	8,671

Operating profit (loss)	(2,613)	9,682	33,559	—	40,628

Other expense (income):
Interest expense	28,986	(42)	25,395	(20,837)	33,502
Interest income	(7,153)	(13,734)	(1,687)	20,837	(1,737)
Other (income) expense, net	(12,041)	(4,299)	(6,597)	24,510	1,573

Income before taxes	(12,405)	27,757	16,448	(24,510)	7,290
Provision (benefit) for income taxes	(18,023)	5,508	8,992	5,195	1,672

Net income (loss) before minority interests	5,618	22,249	7,456	(29,705)	5,618
Minority interests	—	—	(77)	—	(77)

Net income (loss)	$5,618	$22,249	$7,533	$(29,705)	$5,695

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Consolidating condensed statements of operations for the nine months ended October 3, 2003:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$477,629	$277,694	$1,479,821	$(110,315)	$2,124,829
Sales agency fee income	4,140	86	61,770	—	65,996
Cost of sales	270,178	186,115	849,143	(109,512)	1,195,924

Gross profit	211,591	91,665	692,448	(803)	994,901
Marketing, administrative and general expenses	225,680	51,488	522,192	—	799,360
Research and development expenses	18,198	8,807	25,756	—	52,761
Restructuring expense	1,357	—	12,505	—	13,862

Operating profit (loss)	(33,644)	31,370	131,995	(803)	128,918

Other expense (income):
Interest expense	80,853	637	75,828	(61,302)	96,016
Interest income	(18,463)	(44,488)	(566)	61,302	(2,215)
Other (income) expense, net	(88,210)	(3,397)	(4,443)	93,679	(2,371)

Income before taxes	(7,824)	78,618	61,176	(94,482)	37,488
Provision (benefit) for income taxes	(29,937)	17,001	28,311	—	15,375

Net income (loss) before minority interests	22,113	61,617	32,865	(94,482)	22,113
Minority interests	—	—	112	—	112

Net income (loss)	$22,113	$61,617	$32,753	$(94,482)	$22,001

Consolidating condensed statements of operations for the nine months ended September 27, 2002:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$348,548	$279,756	$893,158	$(48,197)	$1,473,265
Sales agency fee income	3,441	83	30,616	—	34,140
Cost of sales	189,183	177,948	504,961	(48,197)	823,895

Gross profit	162,806	101,891	418,813	—	683,510
Marketing, administrative and general expenses	150,961	54,608	323,736	—	529,305
Research and development expenses	11,967	8,664	22,853	—	43,484
Restructuring expense	6,887	240	3,688	—	10,815

Operating profit (loss)	(7,009)	38,379	68,536	—	99,906

Other expense (income):
Interest expense	49,607	2,634	42,630	(37,390)	57,481
Interest income	(11,644)	(25,836)	(2,331)	37,390	(2,421)
Other (income) expense, net	(73,778)	(7,531)	(12,711)	72,856	(21,164)

Income before taxes	28,806	69,112	40,948	(72,856)	66,010
Provision (benefit) for income taxes	(14,091)	18,087	19,117	—	23,113

Net income (loss) before minority interests	42,897	51,025	21,831	(72,856)	42,897
Minority interests	—	—	(238)	—	(238)

Net income (loss)	$42,897	$51,025	$22,069	$(72,856)	$43,135

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Consolidating condensed balance sheets at October 3, 2003:

Assets	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$1,588	$2,801	$19,972	$—	$24,361
Accounts receivable, net	11,391	13,053	532,327	—	556,771
Intercompany receivables	164,265	336,683	22,400	(523,348)	—
Inventories	38,470	31,622	207,460	(2,256)	275,296
Other current assets	72,804	(11,070)	73,500	(1,147)	134,087

Total current assets	288,518	373,089	855,659	(526,751)	990,515
Property, plant and equipment, net	162,254	49,957	354,042	—	566,253
Capitalized software, net	76,878	4,114	9,906	—	90,898
Goodwill and other intangible assets, net	134,555	200,275	1,219,246	23,134	1,577,210
Deferred income taxes	35,984	1,158	(1,102)	—	36,040
Intercompany advances	411,885	574,891	—	(986,776)	—
Other assets	178,887	7,013	40,939	285	227,124
Investments in subsidiaries	1,492,906	31,240	—	(1,524,146)	—

Total assets	$2,781,867	$1,241,737	$2,478,690	$(3,014,254)	$3,488,040

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$—	$—	$59,541	$—	$59,541
Current portion of long-term debt	22,052	—	5,647	—	27,699
Accounts payable	58,733	16,901	250,729	—	326,363
Intercompany payables	408,178	8,975	107,892	(525,045)	—
Accrued expenses	164,112	30,320	231,945	(9,764)	416,613

Total current liabilities	653,075	56,196	655,754	(534,809)	830,216
Intercompany note payable	—	134,110	852,864	(986,974)	—
Long-term borrowings	1,080,391	—	260,383	—	1,340,774
Other liabilities	138,556	35,823	232,776	50	407,205

Total liabilities	1,872,022	226,129	2,001,777	(1,521,733)	2,578,195
Stockholders’ equity	909,845	1,015,608	476,913	(1,492,521)	909,845

Total liabilities and stockholders’ equity	$2,781,867	$1,241,737	$2,478,690	$(3,014,254)	$3,488,040

Consolidating condensed balance sheets at January 3, 2003:

Assets	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$4,301	$6,282	$48,689	$—	$59,272
Accounts receivable, net	43,705	17,856	483,104	—	544,665
Intercompany receivables	175,866	164,877	12,713	(353,456)	—
Inventories	38,350	36,848	187,279	(1,494)	260,983
Other current assets	28,925	10,838	87,661	—	127,424

Total current assets	291,147	236,701	819,446	(354,950)	992,344
Property, plant and equipment, net	170,044	61,687	330,104	—	561,835
Capitalized software, net	56,290	4,831	18,222	—	79,343
Goodwill and other intangible assets, net	152,247	207,973	1,149,306	10,756	1,520,282
Deferred income taxes	23,261	1,125	13,267	—	37,653
Intercompany advances	243,817	562,487	—	(806,304)	—
Other assets	120,441	6,123	66,462	(1,098)	191,928
Investments in subsidiaries	1,442,427	88,496	9,672	(1,540,595)	—

Total assets	$2,499,674	$1,169,423	$2,406,479	$(2,692,191)	$3,383,385

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$32,700	$—	$35,419	$—	$68,119
Current portion of long-term debt	48,005	—	9,901	—	57,906
Accounts payable	62,158	18,110	248,293	—	328,561
Intercompany payables	182,767	10,162	163,605	(356,534)	—
Accrued expenses	107,268	52,764	222,767	(66)	382,733

Total current liabilities	432,898	81,036	679,985	(356,600)	837,319
Intercompany note payable	—	2,868	806,687	(809,555)	—
Long-term borrowings	1,100,193	—	248,077	—	1,348,270
Other liabilities	133,550	26,969	204,207	37	364,763

Total liabilities	1,666,641	110,873	1,938,956	(1,166,118)	2,550,352
Stockholders’ equity	833,033	1,058,550	467,523	(1,526,073)	833,033

Total liabilities and stockholders’ equity	$2,499,674	$1,169,423	$2,406,479	$(2,692,191)	$3,383,385

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Consolidating condensed statements of cash flows for the nine months ended October 3, 2003:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$184,626	$(91,618)	$135,906	$(67,261)	$161,653
Cash flows from investing activities:
Capital expenditures, net	(21,191)	(6,622)	(42,986)	—	(70,799)
Expenditures for capitalized software	(26,276)	(24)	(736)	—	(27,036)
Cash from property disposals	6,211	5,743	4,953	—	16,907
Proceeds from divestitures	—	—	988	—	988
Acquisitions of businesses	54,228	11,441	(35,879)	(31,389)	(1,599)

Net cash (used in) investing activities	12,972	10,538	(73,660)	(31,389)	(81,539)
Cash flows from financing activities:
(Repayments of) proceeds from short-term debt	24,073	(124)	(1,404)	(38,245)	(15,700)
(Repayments of) proceeds from long-term debt	(204,709)	131,242	27,052	(43,596)	(90,011)
(Repayments of) proceeds from additional paid in capital	(39,568)	(41,965)	(33,541)	115,074	—
Dividends paid	(5,239)	(62,385)	(3,093)	65,417	(5,300)

Net cash provided by (used in) financing activities	(225,443)	26,768	(10,986)	98,650	(111,011)

Effect of exchange rate changes on cash and cash equivalents	25,132	50,831	(79,977)	—	(4,014)

Change in cash and cash equivalents	(2,713)	(3,481)	(28,717)	—	(34,911)
Beginning balance	4,301	6,282	48,689	—	59,272

Ending balance	$1,588	$2,801	$19,972	$—	$24,361

Consolidating condensed statements of cash flows for the nine months ended September 27, 2002:
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$237	$4,584	$141,853	$(28,314)	$118,360
Cash flows from investing activities:
Capital expenditures, net	(9,604)	(5,797)	(29,166)	—	(44,567)
Expenditures for capitalized software	(5,163)	(159)	(11,471)	—	(16,793)
Cash from property disposals	—	—	7,663	—	7,663
Proceeds from divestures	5,801	117	4,526	—	10,444
Acquisitions of businesses	(1,090,750)	(113,180)	(1,790,217)	1,612,108	(1,382,039)

Net cash (used in) investing activities	(1,099,716)	(119,019)	(1,818,665)	1,612,108	(1,425,292)
Cash flows from financing activities:
(Repayments of) proceeds from short-term borrowings	(44,050)	—	61,925	—	17,875
(Repayments of) proceeds from long-term borrowings	1,010,461	—	110,579	—	1,121,040
(Repayments of) proceeds from intercompany receivables/payables	(409,714)	(495,636)	905,350	—	—
Capital contributions	640,811	637,446	719,633	(1,612,108)	385,782
Retirement of preferred stock	(50)	—	—	—	(50)
Payment of debt issuance costs	(66,614)	—	—	—	(66,614)
Dividends paid	(11,788)	(24,002)	(4,312)	28,314	(11,788)

Net cash provided by (used in) financing activities	1,119,056	117,808	1,793,175	(1,583,794)	1,446,245

Effect of exchange rate changes on cash and cash equivalents	—	—	(38,193)	—	(38,193)

Change in cash and cash equivalents	19,577	3,373	78,170	—	101,120
Beginning balance	735	953	6,405	—	8,093

Ending balance	$20,312	$4,326	$84,575	$—	$109,213

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis includes a review of our results for the three and nine months ended October 3, 2003. On May 3, 2002, we acquired DiverseyLever, an institutional and industrial cleaning and sanitation business, from Conopco, Inc., a subsidiary of Unilever PLC and Unilever N.V. As a result of the acquisition, our results for the three and nine months ended October 3, 2003 include the results of the DiverseyLever business, which due to the date of the acquisition, are not included fully in the results of the nine months ended September 27, 2002. Due to the timing of the acquisition, the transition of the institutional and industrial Unilever consumer brands business to a sales agency relationship with JohnsonDiversey after closing and the manner in which the DiverseyLever business was operated as a division of Unilever and not as a stand-alone business, comparative information for the acquired DiverseyLever business does not exist. Because of these factors and the extent to which integration of the businesses has occurred, historical comparisons for the nine month periods are of limited relevance. However, historical comparisons are relevant for the three month periods ending October 3, 2003 and September 27, 2002.

The acquisition significantly increased the size and scope of our operations and is the primary driver of the changes in each financial category discussed below for the nine months ended October 3, 2003 as compared to the nine months ended September 27, 2002. Except as noted, changes detailed below describe significant events that are unrelated to the acquisition.

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

Goodwill and Long-Lived Assets. In accordance with SFAS Nos. 142 and 144, management periodically reviews its long-lived assets, including intangible assets and goodwill, for impairment and assesses whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its estimated fair value. Management also periodically reassesses the estimated remaining useful lives of its long-lived assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in our financial statements. As of December 28, 2002, we completed a fair value impairment analysis as required by SFAS No. 142 and anticipated future undiscounted cash flows analysis as required by SFAS No. 144. Based on these assessments, no impairments were identified during the three months ended October 3, 2003.

For an additional discussion of new accounting standards, see note 3 to our unaudited consolidated financial statements included elsewhere in this report.

Three Months Ended October 3, 2003 Compared to Three Months Ended September 27, 2002

Net sales increased by $57.4 million, or 8.5%, to $731.4 million for the three months ended October 3, 2003 from $674.0 million for the three months ended September 27, 2002, primarily due to the strengthening of the euro and certain other foreign currencies against the U.S. dollar ($40.9 million) and higher professional segment net sales in Europe ($11.2 million) and Japan ($1.8 million) from new customer growth and cross-selling efforts to the historic customer base of the former DiverseyLever and S.C. Johnson Commercial Markets businesses. Included in the net sales is sales agency fee income of $21.8 million each for the three months ended October 3, 2003 and September 27, 2002, which was earned under a sales agency agreement entered into with Unilever in connection with the acquisition of the DiverseyLever business on May 3, 2002.

Net sales for the professional segment increased by $54.4 million, or 8.9%, to $664.3 million for the three months ended October 3, 2003 from $609.9 million for the three months ended September 27, 2002. The strengthening of the euro and certain other foreign currencies against the U.S. dollar positively impacted net sales by $37.9 million. Excluding this positive currency impact, net sales of the professional segment for the three months ended October 3, 2003 grew by $16.5 million, or 2.7%, from net sales for the three months ended September 27, 2002, primarily due to growth in Europe from strong cross-selling efforts to the historic customer base of the former DiverseyLever and S.C. Johnson Commercial Markets businesses ($11.2 million) and higher net sales in Japan from the addition of new customers and the continued introduction of new service business models to existing customers ($1.8 million).

Net sales for the polymer segment of $71.4 million for the three months ended October 3, 2003, including intercompany sales to the professional segment of $4.3 million, increased by $2.8 million, or 4.1%, from $68.6 million for the three months ended September 27, 2002, primarily due to the strengthening of the euro and certain other foreign currencies against the U.S. dollar. Excluding the positive currency effect, sales were impacted primarily by a decline in average selling prices related to competitive market pressures and weakened demand in Europe and the sale of more lower margin commodity products, partially offset by volume growth of 3.0%, mainly in Asia Pacific, North America and Japan.

Gross Profit. Gross profit increased by $21.7 million, or 7.0%, to $331.2 million for the three months ended October 3, 2003 from $309.5 million for the three months ended September 27, 2002, while gross profit margin decreased slightly to 45.3% for the three months ended October 3, 2003 from 45.9% for the three months ended September 27, 2002. The increase in gross profit is primarily due to the sales growth as noted above, partially offset by a decline in gross profit for the polymer segment, as discussed below.

The professional segment’s gross profit increased by $22.6 million, or 7.9%, to $309.5 million for the three months ended October 3, 2003 from $286.9 million for the three months ended September 27, 2002, primarily due to the sales growth as noted above. Gross profit margin decreased to 46.6% for the three months ended October 3, 2003 from 47.0% for the three months ended September 27, 2002, primarily due to an increase in profit-in-inventory reserves, adjustments to customer rebate accruals and a write-down of equipment.

The polymer segment’s gross profit decreased by $0.9 million, or 4.1%, to $21.7 million for the three months ended October 3, 2003 from $22.6 million for the three months ended September 27, 2002, and gross profit margin decreased to 32.3% for the three months ended October 3, 2003 from 35.2% for the three months ended September 27, 2002, primarily due to a decline in average selling prices ($2.9 million) and higher raw material costs ($0.8 million).

Marketing, Administrative and General Expenses. Marketing, administrative and general expenses increased by $19.5 million, or 8.0%, to $264.2 million for the three months ended October 3, 2003 from $244.7 million for the three months ended September 27, 2002, primarily due to the strengthening of the euro and certain other foreign currencies against the U.S. dollar ($14.7 million) and additional capitalized software amortization resulting from the implementation of IT projects ($3.7 million). Integration-related costs of $5.3 million were incurred during the three months ended October 3, 2003, consisting primarily of employee relocation and recruiting and facility-related costs, a decrease of $2.2 million from the three months ended September 27, 2002.

Research and Development Expenses. Research and development expenses increased to $17.3 million for the three months ended October 3, 2003 from $15.5 million for the three months ended September 27, 2002, primarily due to the strengthening of the euro and certain other foreign currencies against the U.S. dollar ($1.0 million) and an increase in resources devoted to development projects.

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

During the three months ended October 3, 2003, related to restructurings and integration actions, we recorded $0.6 million of restructuring costs and $5.3 million of marketing, administrative and general expenses in our consolidated statement of income. These costs consisted of information technology projects in Europe, Latin America and North America and involuntary termination and other costs incurred at our corporate headquarters as we began the process of restructuring the research and development function.

A summary of all costs associated with the restructuring and integration program for the three months ended October 3, 2003 and from inception is outlined below. The reserve balance shown below reflects the aggregate reserves for restructuring costs.

(dollars in thousands)	Three Months Ended October 3, 2003	Total Project to Date May 4, 2002— October 3, 2003
Reserve balance at beginning of period	$69,400	$—
Exit costs recorded as purchase accounting adjustments	—	91,852
Restructuring costs charged to income	561	33,509
Payments of accrued costs	(12,728)	(68,128)

Reserve balance at end of period	$57,233	$57,233

Period costs classified as cost of sales or marketing, administrative and general expenses	$5,312	$64,645
Capital expenditures	10,942	47,726

Interest Expense, Net. Net interest expense decreased by $1.1 million, or 3.3%, to $30.7 million for the three months ended October 3, 2003 from $31.8 million for the three months ended September 27, 2002, primarily due to the reduction in total debt outstanding.

Other Income/Expense, Net. Other net expense decreased by $0.9 million to $0.7 million for the three months ended October 3, 2003 from $1.6 million for the three months ended September 27, 2002, primarily due a reduction of $1.2 million in net losses related to foreign currency exchange and the ineffective portion of derivative financial instruments, partially offset by a $0.5 million loss on the divestiture of a non-strategic business.

Provision for Income Taxes. Provision for income taxes increased by $5.6 million to $7.3 million for the three months ended October 3, 2003 from $1.7 million of income taxes for the three months ended September 27, 2002, primarily due to higher income before taxes. The higher effective tax rate of 41.0% for the three months ended October 3, 2003 compared to 22.9% for the three months ended September 27, 2002 was primarily due to two factors; first, the effective tax rate for the three months ended September 27, 2002 was purposely lowered as a year-to-date adjustment recorded in this period reduced the effective tax rate to a full-year forecast rate and second, the effective tax rate for the three months ended October 3, 2003 was higher due to not providing a current tax benefit for certain foreign tax losses which are not expected to be utilized prior to expiration.

Net Income. Net income increased by $4.7 million, or 82.0%, to $10.4 million for the three months ended October 3, 2003 from $5.7 million for the three months ended September 27, 2002. This increase in net income was primarily due to a $21.6 million increase in gross profit driven by the incremental net sales and a $8.1 million decrease in restructuring expense, partially offset by a $19.5 million increase in marketing, general and administrative expenses and a $5.6 million increase in provision for income taxes, all as previously discussed. In addition to the $0.6 million restructuring expense, expenses of $5.3 million of integration-related costs are included in the marketing, administrative and general expenses, a decrease of $2.2 million compared to the three months ended September 27, 2002.

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

EBITDA increased by $13.7 million, or 18.4%, to $87.8 million for the three months ended October 3, 2003 from $74.1 million for the three months ended September 27, 2002. The increase in EBITDA was primarily due to a $21.6 million increase in gross profit driven by the incremental net sales and a $8.1 million decrease in restructuring expense, partially offset by a $19.5 million increase in marketing, general and administrative expenses, all as previously discussed.

Our management considers EBITDA to be a useful tool for managing the operations of our business. In addition, various financial covenants contained in our senior secured credit facilities are based on EBITDA, as adjusted pursuant to the provisions of the facilities, and various financial covenants contained in the indentures for our senior subordinated notes are based on consolidated cash flows, which is a non-GAAP financial measure calculated similarly to EBITDA. Our management also considers EBITDA to be useful in assessing our debt servicing ability. A further discussion and a table reconciling Net Income to EBITDA is included at the end of the discussion of the nine month period comparisons.

Nine Months Ended October 3, 2003 Compared to Nine Months Ended September 27, 2002

Net sales increased by $683 million, or 45.3%, to $2.2 billion for the nine months ended October 3, 2003 from $1.5 billion for the nine months ended September 27, 2002, primarily due to the acquisition of the DiverseyLever business on May 3, 2002 and the strengthening of the euro and certain other foreign currencies against the U.S. dollar ($100.7 million). Included in net sales is sales agency fee income of $66.0 million and $34.1 million for the nine months ended October 3, 2003 and September 27, 2002, respectively, which was earned under a sales agency agreement entered into with Unilever on May 3, 2002 in connection with the acquisition.

Net sales for the professional segment increased by $665 million, or 50.3%, to $2.0 billion for the nine months ended October 3, 2003 from $1.3 billion for the nine months ended September 27, 2002, primarily due to net sales attributable to acquisition of the DiverseyLever business and the strengthening of the euro and certain other foreign currencies against the dollar ($89.0 million).

Net sales for the polymer segment of $216.1 million for the nine months ended October 3, 2003, including intercompany sales to the professional segment of $15.0 million, increased by $18.5 million, or 9.4%, from $197.6 million for the nine months ended September 27, 2002, primarily due to the strengthening of the euro and certain other foreign currencies against the U.S. dollar ($11.7 million) and volume growth of 6.8%, mainly in Asia Pacific and North America, partially offset by a decline in average selling prices resulting from an unfavorable product and geographical mix reflecting reduced demand for higher priced specialty polymers and faster growth in the Asia Pacific region, which has lower average selling prices than in other markets.

Gross Profit. Gross profit increased by $311.4 million, or 45.6%, to $994.9 million for the nine months ended October 3, 2003 from $683.5 million for the nine months ended September 27, 2002, and gross profit margin increased slightly to 45.4% for the nine months ended October 3, 2003 from 45.3% for the nine months ended September 27, 2002. The increase in gross profit was primarily due to the acquisition of the DiverseyLever business and the strengthening of the euro and certain other foreign currencies against the U.S. dollar. Integration-related costs of $2.4 million were incurred in cost of sales during the nine months ended October 3, 2003, consisting of inventory reserve provisions and relocation costs.

The professional segment’s gross profit increased by $312.6 million, or 50.8%, to $928.5 million for the nine months ended October 3, 2003 from $615.9 million for the nine months ended September 27, 2002, primarily due to the sales growth as noted above. Gross profit margin increased to 46.7% for the nine months ended October 3, 2003 from 46.5% for the nine months ended September 27, 2002.

The polymer segment’s gross profit decreased by $1.2 million, or 1.9%, to $66.4 million for the nine months ended October 3, 2003 from $67.6 million for the nine months ended September 27, 2002, and gross profit margin decreased to 33.0% for the nine months ended October 3, 2003 from 36.9% for the nine months ended September 27, 2002, primarily due to higher raw material costs and the decline in global average selling prices, partially offset by the sales volume increase discussed above.

Marketing, Administrative and General Expenses. Marketing, administrative and general expenses increased by $270.1 million, or 51.0%, to $799.4 million for the nine months ended October 3, 2003 from $529.3 million for the nine months ended September 27, 2002, primarily due to the acquisition of the DiverseyLever business and the strengthening of the euro and certain other foreign currencies against the U.S. dollar. Integration-related costs of $28.3 million were incurred on marketing, administrative and general expenses during the nine months ended October 3, 2003, consisting primarily of non-severance employee and facility-related costs, an increase of $16.3 million compared to the nine months ended September 27, 2002.

Research and Development Expenses. Research and development expenses increased by $9.3 million, or 21.3%, to $52.8 million for the nine months ended October 3, 2003 from $43.5 million for the nine months ended September 27, 2002, primarily due to incremental expenses attributable to the acquisition of the DiverseyLever business and the strengthening of the euro and certain other foreign currencies against the U.S. dollar.

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

During the nine months ended October 3, 2003, we recorded $21.8 million of exit costs as purchase accounting adjustments, $13.9 million of restructuring costs and $30.7 million of period costs in our consolidated statement of income. These costs consisted of involuntary termination and other costs incurred in the United Kingdom and certain global functions associated with the consolidation of operations, the consolidation of North American supply chain operations, the restructuring of the United Kingdom sales force, the consolidation of back-office operations in Japan, the implementation of an early retirement program in Japan and IT projects in Western Europe, Latin America, Japan and our corporate headquarters.

A summary of all costs associated with the restructuring and integration program for the nine months ended October 3, 2003 and from inception is outlined below. The reserve balance shown below reflects the aggregate reserves for restructuring costs.

(dollars in thousands)	Nine Months Ended October 3, 2003	Total Project to Date May 4, 2002— October 3, 2003
Reserve balance at beginning of period	$68,858	$—
Exit costs recorded as purchase accounting adjustments	21,758	91,852
Restructuring costs charged to income	13,862	33,509
Payments of accrued costs	(47,245)	(68,128)

Reserve balance at end of period	$57,233	$57,233

Period costs classified as cost of sales or marketing, administrative and general expenses	$30,656	$64,645
Capital expenditures	32,048	47,726

Interest Expense, Net. Net interest expense increased by $38.7 million, or 70.4%, to $93.8 million for the nine months ended October 3, 2003 from $55.1 million for the nine months ended September 27, 2002. To fund the acquisition of the DiverseyLever business in May 2002, we incurred $1.4 billion of debt under the senior secured credit facilities and the senior subordinated notes. Due to the timing of the borrowings, the increased debt level was in place for only five of the nine months ended September 27, 2002 versus the entire nine month period ended October 3, 2003.

Other Income/Expense. Other net income decreased by $18.8 million to $2.4 million for the nine months ended October 3, 2003 from $21.2 million for the nine months ended September 27, 2002. The other income for the nine months ended October 3, 2003 consisted primarily of a $2.2 million net gain on foreign currency translation and the ineffective portion of derivative financial instruments and a $0.8 million net gain on the sale of certain product lines, partially offset by a $1.1 million loss on the dissolution of a partnership. Other income for the nine months ended September 27, 2002 consisted primarily of a $15.7 million hedging transaction gain on a forward-purchase contract of euros related to the acquisition of DiverseyLever and a $9.6 million gain on the sale of a non-strategic dishwashing detergent product line, partially offset by a $3.1 million loss on the devaluation of the Argentine peso.

Provision for Income Taxes. Provision for income taxes decreased by $7.7 million to $15.4 million for the nine months ended October 3, 2003 from $23.1 million of income taxes for the nine months ended September 27, 2002, primarily due to lower income before taxes, partially offset by a higher effective tax rate, which was 41.0% for the nine months ended October 3, 2003 compared to 35.0% for the nine months ended September 27, 2002. The higher effective tax rate for the nine months ended October 3, 2003 was primarily due to not providing a current tax benefit for certain foreign tax losses which are not expected to be utilized prior to expiration.

Net Income. Net income decreased by $21.1 million, or 49.0%, to $22.0 million for the nine months ended October 3, 2003 from $43.1 million for the nine months ended September 27, 2002. This decrease in net income was due primarily to a $270.1 million increase in marketing, administrative and general expenses, a $9.3 million increase in research and development costs, a $3.0 million increase in restructuring expenses, a $38.7 million increase in net interest expense, and a $18.8 million decrease in other income, partially offset by a $311.4 million increase in gross profit driven by the incremental DiverseyLever net sales, and a $7.7 million reduction in the provision for income taxes, all as previously discussed. In addition to the $13.9 million restructuring expense, expenses of $30.7 million of integration-related costs are included in the cost of sales or marketing, administrative and general expenses discussed above, an increase of $18.7 million compared to the nine months ended September 27, 2002.

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

EBITDA increased by $58.7 million to $247.7 million for the nine months ended October 3, 2003 from $189.0 million for the nine months ended September 27, 2002. The increase in EBITDA resulted primarily from a $311.4 million increase in gross profit resulting from the increased net sales, partially offset by a $270.1 million increase in marketing, administrative and general expenses, a $9.3 million increase in research and development expense, a $18.8 million decrease in other income, and a $3.0 million increase in restructuring expenses, all as previously discussed. Of these cost increases, $48.5 million are related to higher depreciation and amortization expense which do not impact EBITDA.

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

EBITDA	Three Months Ended		Nine Months Ended
(dollars in thousands)	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
	(unaudited)		(unaudited)
Net income	$10,367	$5,695	$22,001	$43,135
Minority interests	61	(77)	112	(238)
Provision for income taxes	7,262	1,672	15,375	23,113
Interest expenses, net	30,702	31,765	93,801	55,060
Depreciation and amortization expense	39,393	35,079	116,368	67,892

EBITDA	$87,785	$74,134	$247,657	$188,962

Liquidity and Capital Resources

Comparison of Nine Months Ended October 3, 2003 and Nine Months ended September 27, 2002. Cash flows provided by operating activities were $161.7 million for the nine months ended October 3, 2003, compared to $118.4 million for the nine months ended September 27, 2002. The increase in net cash provided from operating activities of $43.3 million during the nine months ended October 3, 2003 was primarily due to increases in depreciation and amortization expense ($51.9 million) resulting from the acquisition of the DiverseyLever business and increased proceeds from accounts receivable securitization programs ($28.4 million), partially offset by a reduction of net income ($21.1 million) and a $25.8 million net decrease in cash resulting from a net increase in operating assets and liabilities.

Cash flows used in investing activities were $81.5 million for the nine months ended October 3, 2003, compared to $1.4 billion for the nine months ended September 27, 2002. The reduction in net cash used in investing activities was primarily due to the impact of the acquisition of the DiverseyLever business, partially offset by a $36.5 million increase in capital expenditures for property, plant and equipment and computer software.

The characteristics of our business do not generally require us to make significant ongoing capital expenditures. We made capital expenditures of about $70.8 million in the nine months ended October 3, 2003, of which $32.0 million were in support of the integration/synergy efforts. We may make significant cash expenditures in the next few years in an effort to further capitalize on anticipated revenue growth and cost savings opportunities associated with the acquisition of the DiverseyLever business, and to continue and, in some cases, expand on certain DiverseyLever pre-acquisition restructuring initiatives.

Cash flows used in financing activities were $111.0 million for the nine months ended October 3, 2003, compared to cash flows provided by financing activities of $1.4 billion for the nine months ended September 27, 2002. This change in net cash flows from financing activities was primarily due to the proceeds from long-term borrowings and capital contributions related to the acquisition of the DiverseyLever business.

Overview. As a result of the acquisition, we have a significant amount of indebtedness. On May 3, 2002, in connection with the acquisition of the DiverseyLever business, we issued senior subordinated notes and entered into a $1.2 billion senior secured credit facility. We used the proceeds of the sale of the senior subordinated notes and initial borrowings under the senior secured credit facilities, together with other available funds, to finance the cash portion of the purchase price for the DiverseyLever business and the related fees and expenses and to refinance then-existing indebtedness.

The senior secured credit facility was amended in August 2003. This amendment reduced the interest rate payable with respect to specified tranches of debt under the credit facility, thereby reducing borrowing costs over the remaining life of the credit facilities. In addition, the amendment increased specified credit limits and changed various administrative requirements to provide us greater operating flexibility. As of October 3, 2003, we had total indebtedness of about $1.4 billion, consisting of $558 million of notes, $818 million of borrowings under the senior secured credit facilities and $52 million in short-term credit lines, as well as $179 million in operating lease commitments.

We have the capacity to borrow additional funds under the senior secured credit facilities, subject to compliance with the financial covenants set forth in the facilities. As of October 3, 2003, we had $8.1 million of indebtedness outstanding under the revolving portion of the senior secured credit facilities and the ability to incur an additional $305 million of indebtedness under those revolving facilities, of which we believe we would have been able to borrow $176 million and still be in compliance with the financial covenants set forth in the senior secured credit facilities, the indentures for the senior subordinated notes and the indenture for the senior discount notes of JohnsonDiversey Holdings, Inc.

During the nine months ended October 3, 2003, we repaid $25 million of the principal amount outstanding under the term loan portion of the senior secured credit facilities. In addition, we are considering the divestiture of certain non-strategic businesses, which could generate an additional $140 to $175 million available for debt reduction over the next four quarters, including the previously disclosed sale of the Whitmire Micro-Gen pest control business. As of October 3, 2003, we had the following long-term debt agreements and operating leases with non-cancelable terms in excess of one year, excluding the indebtedness associated with the receivables securitization.

(dollars in thousands)	Total	Payments due within:			Payments Due after 3 Years
		1 Year	2 Years	3 Years
Senior secured credit facilities	$810,213	$27,699	$34,674	$34,674	$713,166
Senior subordinated notes	558,255	—	—	—	558,255
Operating leases	178,851	47,089	41,464	31,813	58,485

Total long-term indebtedness	$1,547,319	$74,788	$76,138	$66,487	$1,329,906

We believe that the cash flows from operations, the anticipated cost savings and operating improvements associated with the acquisition of the DiverseyLever business and our restructuring initiatives, together with available cash, available borrowings under the senior secured credit facilities and the proceeds from our receivables securitization facility will be sufficient to generate sufficient cash flow from operations, meet our liquidity needs for the foreseeable future. There can be no assurance, however, that we will be able to achieve the anticipated cost savings or that our substantial indebtedness will not adversely affect our financial condition.

Off-Balance Sheet Arrangements. Since March 2001, we have funded a portion of our short-term liquidity needs through the securitization of some of our trade accounts receivable. We and some of our U.S. subsidiaries are parties to an agreement whereby we and each participating subsidiary sell, on a continuous basis, all trade receivables to JWPR Corporation (“JWPRC”), a wholly owned, special purpose, bankruptcy-remote subsidiary formed for the sole purpose of buying and selling receivables. Under the receivables facility, we and some of our subsidiaries, irrevocably and without recourse, transfer all trade receivables to JWPRC. JWPRC, in turn, sells an undivided interest in these receivables to Falcon Asset Management Corporation for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement) less the applicable reserve.

On August 29, 2003, the receivables securitization facility was amended to include certain additional U.S. subsidiaries, expanding the total potential for securitization of trade receivables to $75,000 from the previous limit of $55,000. The term of the receivables securitization facility was also changed to 354 days from the date of closing, renewable without fee. As of October 3, 2003, about $62.8 million of eligible receivables (net of reserves) have been sold under our receivables securitization facility. For the three months ended October 3, 2003, JWPRC’s cost of borrowing under the receivables securitization facility is at a weighted average rate of about 1.95% per annum, which is significantly lower than our incremental borrowing rate.

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

Maximum Leverage Ratio. We are required to maintain a leverage ratio for each financial covenant period of no more than the maximum ratio specified in the senior secured credit facilities for that financial covenant period. The maximum leverage ratio is the ratio of (1) our consolidated indebtedness (excluding up to $55 million of indebtedness incurred under our securitization facility and indebtedness relating to specified interest rate hedge agreements) as of the last day of a financial covenant period using a weighted-average exchange rate for the relevant fiscal quarter to (2) our consolidated EBITDA, as defined in the senior secured credit facilities, for that same financial covenant period.

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

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For our financial covenant period ended on October 3, 2003, we were in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the senior secured credit facilities.

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

Beginning in calendar year 2003, however, we can exceed in a year the maximum capital expenditures limitation set forth above for that year by the amount, if any, by which the limitation set forth above for the previous year exceeded actual capital expenditures made in that previous year. As of October 3, 2003, we were in compliance with the limitation on capital expenditures for calendar year 2003.

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

Interest Rate Risk

As of October 3, 2003, we had about $1.4 billion of debt outstanding under our credit facilities. After giving effect to the interest rate swap transactions that we have entered into with respect to some of the borrowings under our credit facilities, $429 million of the debt outstanding remained subject to variable rates. In addition, as of October 3, 2003, we had approximately $18 million of debt outstanding under foreign lines of credit, all of which were subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. At the above level of variable rate borrowings, we do not anticipate a significant impact on earnings in the event of a reasonable change in interest rates. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of the overall economic activity that could exist in such an environment.

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

Disclosure Controls and Internal Control over Financial Reporting. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“Commission’s”) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include those components of our internal control over financial reporting that are designed to provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP. To the extent that components of our internal control over financial reporting are included in our Disclosure Controls, they are included in the scope of our quarterly evaluation of Disclosure Controls.

Limitations on the Effectiveness of Controls. Our Disclosure Controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

During the controls evaluation performed prior to the filing of the Form 10-K for our fiscal year ended January 3, 2003, a material weakness in our internal control over financial reporting in the former DiverseyLever North America operations was discovered to the effect that cash reconciliations were not being performed in a timely manner and the processing of vendor invoices had been delayed, resulting in a requirement for increased accruals for third party services. These weaknesses resulted from the transfer, in December 2002, of accounting operations from the former DiverseyLever operation based in Southfield, Michigan to our headquarters in Sturtevant, Wisconsin. In addition, we discovered that certain intercompany accounts were not being reconciled in a timely manner.

In the nine months ended October 3, 2003, we acted to correct and resolve the identified weakness relating to the processing of vender invoices in our North American operations by utilizing additional resources to clear the processing backlog. In addition, we have acted to correct the other identified weaknesses by utilizing additional resources to complete cash and intercompany reconciliations. We have implemented process improvements to facilitate timely intercompany reconciliations. Management will further strengthen internal control over financial reporting in these areas in the remainder of fiscal year 2003, will continue to evaluate and implement corrective actions to improve the effectiveness of our Disclosure Controls and will take further action as dictated by such continuing reviews. The actions being taken, and to be taken, by us to correct the weaknesses identified constitute, and will constitute, significant changes in internal control over financial reporting in the period covered by this quarterly report. These actions constitute the only changes to our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting in this quarterly period.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Employment Agreement between the Company and Thomas Gartland, executed July 17, 2003.

10.2	Employment Agreement between the Company and Mark S. Cross, executed August 1, 2003.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Current Reports on Form 8-K issued during the quarter ended October 3, 2003.

1.	On August 12, 2003, we filed a Current Report on Form 8-K relating to the execution on August 6, 2003 of Amendment No. 1 to the Credit Agreement dated as of May 3, 2002, among the Company, certain of its subsidiaries, the lenders and issuers party thereto, Citicorp USA, Inc., as administrative agent, Goldman Sachs Credit Partners, L.P., as syndication agent, and Bank One NA, ABN Amro Bank N.V., Royal Bank of Scotland plc, New York Branch, and General Electric Capital Corporation, as co-documentation agents for the lenders and issuers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSONDIVERSEY, INC.

Date: November 12, 2003	/S/ MICHAEL J. BAILEY
Michael J. Bailey
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

JOHNSONDIVERSEY, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Employment Agreement between the Company and Thomas Gartland, executed July 17, 2003.

10.2	Employment Agreement between the Company and Mark S. Cross, executed August 1, 2003.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.