Form 10-K
period 2004-01-02
JOHNSONDIVERSEY INC
filed 2004-03-25
CIK 1175757

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED JANUARY 2, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. ☒

There is no public trading market for the registrant’s common stock. As of March 5, 2004, there were 24,422 outstanding shares of the registrant’s common stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE: None.

FORWARD-LOOKING STATEMENTS

We make statements in this Form 10–K that are not historical facts. These “forward-looking statements” can be identified by the use of terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	our ability to successfully complete the integration of the DiverseyLever business, including the achievement of cost and tax savings;

•	our ability to execute any of our business strategies;

•	changes in general economic and political conditions, interest rates and currency movements, including, in particular, exposure to foreign currency risks;

•	the vitality of the institutional and industrial cleaning and sanitation market, particularly those sectors adversely affected by the current economic downturn, and the printing and packaging, coatings and plastics markets;

•	restraints on pricing flexibility due to competitive conditions in the professional and polymer markets;

•	the loss or insolvency of a significant supplier or customer;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets, and system of internal control;

•	changes in energy costs, the costs of raw materials and other operating expenses;

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	changes in tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	the loss of, or changes in, executive management or other key personnel;

•	natural and manmade disasters, including acts of terrorism, hostilities or war that impact our markets; and

•	conditions affecting the food and lodging industry, including health-related, political and weather-related.

i

PART I

ITEM 1.	BUSINESS

Unless otherwise indicated, references to “JohnsonDiversey,” “we,” “our” and “us” refer to JohnsonDiversey, Inc. and its consolidated subsidiaries. Our principal executive offices are located at 8310 16th Street, Sturtevant, Wisconsin 53177, and our telephone number is (262) 631-4001.

Through fiscal year 2001, our fiscal year ended on the Friday nearest to June 30. In June 2002, we elected to report our results of operations on a 52/53 week year ending on the Friday nearest to December 31. Accordingly, references in this annual report to our fiscal year 2003 relate to the period from January 4, 2003, to January 2, 2004. Our fiscal year 2002 commenced on December 29, 2001 and ended on January 3, 2003. Our fiscal year 2001 commenced on July 1, 2000 and ended June 29, 2001. Our fiscal year 2000 commenced on July 3, 1999 and ended June 30, 2000. Operations included 52 weeks in fiscal years 2000, 2001 and 2003, and 53 weeks in fiscal year 2002. We also refer in this report to the six-month transition period which commenced on June 30, 2001 and ended on December 28, 2001, as the fiscal six months ended December 28, 2001.

We are required to file annual reports on Form 10–K, quarterly reports on Form 10–Q, current reports on Form 8–K and other information with the Securities and Exchange Commission, or SEC. The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after these materials are filed with or furnished to the SEC, we make copies available to the public free of charge on or through our website at http://www.johnsondiversey.com. The information on our website is not incorporated into, and is not part of, this annual report.

General

We are a leading global marketer and manufacturer of cleaning, hygiene and appearance products and related services for the institutional and industrial cleaning and sanitation market. We are also a leading global supplier of environmentally compliant, water-based acrylic polymer resins for the industrial printing and packaging, coatings and plastics markets. We operate our cleaning, hygiene and appearance products and related services business, which we refer to as our professional business, under the names “JohnsonDiversey,” “Johnson Wax Professional” and “DiverseyLever,” and our polymer business under the name “Johnson Polymer.”

We sell our products in more than 120 countries through our direct sales force, wholesalers and third-party distributors. Our sales are balanced geographically, with our principal markets being Europe, North America and the Asia Pacific region. For the year ended January 2, 2004, we had net sales of $2.9 billion, of which 47% were from Europe, 34% were from North America and 15% were from the Asia Pacific region.

We are a privately held business incorporated in the State of Delaware on February 10, 1997, under the name S.C. Johnson Commercial Markets, Inc. Until 1999, we were a wholly owned subsidiary of S.C. Johnson & Son, Inc., a leading provider of innovative consumer home cleaning, maintenance and storage products that Samuel Curtis Johnson founded in 1886. In November 1999, we were separated from S.C. Johnson & Son in a tax-free spin-off. In connection with the spin-off, Commercial Markets Holdco, Inc., a Delaware corporation that is majority-owned by descendants of Samuel Curtis Johnson, obtained substantially all of our shares from S.C. Johnson & Son. Prior to May 3, 2002, Commercial Markets Holdco contributed its shares of JohnsonDiversey to Johnson Professional Holdings, Inc., a wholly owned subsidiary of Commercial Markets Holdco.

On May 3, 2002, we acquired DiverseyLever, an institutional and industrial cleaning and sanitation business, from Conopco, Inc., a subsidiary of Unilever PLC and Unilever N.V. (together “Unilever”). Following the acquisition, we changed our name to “JohnsonDiversey, Inc.” and Johnson Professional Holdings changed its name to “JohnsonDiversey Holdings, Inc.” In connection with the acquisition, Unilever acquired a one-third interest in JohnsonDiversey Holdings, Inc. (“Holdings”) and Commercial Markets Holdco retained the remaining two-thirds interest.

At the closing of the acquisition, we were appointed Unilever’s exclusive agent to sell its consumer branded products to institutional and industrial customers, a business we did not acquire.

Professional Business

General

Our professional business supplies cleaning, hygiene and appearance products, including food service, food processing, floor care, restroom/other housekeeping, laundry and industrial products, to institutional and industrial end-users such as food and lodging establishments, food processing facilities, building service contractors (BSCs), educational institutions, retail outlets, healthcare facilities and industrial plants. In addition, we provide a wide range of value-added services, including safety and application training, safety and hygiene consulting and hygiene auditing. We sell our professional products and related services on a global basis to a broad range of customers in diverse industries. Excluding sales agency fee income of $86.8 million, our professional business had net sales of $2.6 billion in fiscal year 2003. For a summary of key financial measures related to our professional business, see note 26 to our consolidated financial statements, included elsewhere in this report.

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

End-Users and Customers

We offer our professional products directly or through third-party distributors to end-users in eight sectors—food and lodging, food processing, building service contractors, education, retail, healthcare, industrial and other.

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

Industrial. Industrial end-users include factories, industrial plants, including paper and pulp plants and water treatment facilities, and offices.

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

For additional financial information regarding key financial measures of our professional business, including net sales and long-lived assets by geographical location, see note 26 to our consolidated financial statements, included elsewhere in this report.

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

Competition

The worldwide market for our professional products is highly competitive. Our principal professional competitor on a worldwide basis is Ecolab Inc., which is the largest supplier of cleaning and sanitizing products in the institutional and industrial cleaning and sanitation industry. Ecolab, Inc. has significant capacity, technology, expertise and financial resources, which enables it to compete effectively with us. We also face significant competition from numerous national, regional and local companies within some or all of our product lines in each sector that we serve. Many of these companies have increased in strength as a result of recent consolidations in the industry. Barriers to entry and expansion in the institutional and industrial cleaning and sanitation industry are low. Other competitors in the market include The Procter & Gamble Company and The Clorox Company, which have expanded into the institutional sector from their bases in consumer products, and Kimberly-Clark Corporation, which has expanded from paper accessories into personal care and washroom products.

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

Polymer Business

General

We supply environmentally compliant, water-based acrylic polymer resins to the industrial printing and packaging, coatings and plastics markets. Polymer resins work within inks, paints and floor coatings to disperse or carry colorants, provide adhesion to the material being coated, protect the surface of the material and provide a glossy finish. We sell these resins to our customers primarily in North America, Europe and Asia. In fiscal year 2003, our polymer business had net sales of $285 million, including intercompany sales to our professional business of $18.6 million.

Products

We manufacture styrene acrylic resins and styrene acrylic emulsion polymers for inks, over-print varnishes, powder coatings, pigment dispersions, high solids thermoset coatings, urethane coatings, water-based industrial and architectural coatings, and plastic additives. We sell these products to industrial customers in the printing and packaging, coatings, plastics and institutional and industrial cleaning and sanitation industries in North America, Europe and Asia.

Printing and Packaging (Ink and Overprint Varnish). We are a leading global supplier of polymer products to the printing and packaging industry and are committed to working with our graphic arts customers to customize their product offerings. Our emulsions and styrene acrylic resins are used in the manufacturing of liquid inks, overprint varnishes, pigment dispersions and wax emulsions for a wide range of applications in the printing and packaging industry. Our largest end-user sector is consumer packaging where applications include corrugated boxes, beverage cartons, cereal and packaged food boxes, packaging for health and beauty aids, toys and other non-durable consumer goods.

Coatings. In the industrial markets, our polymer products are used in wood, metal and plastic coatings and include one component water-based emulsions, two component emulsions, polyurethane high solid coatings and baking enamels. In the architectural market, our emulsions are used in interior and exterior paint sold through retail outlets.

Plastics. In the plastics industry, our resins are used as additives to improve the processing of the plastics or their physical or functional properties.

Institutional and Industrial Cleaning and Sanitation. We manufacture polymers used in the production of floor care products, which are primarily sold to our professional business.

End-Users and Customers

We principally supply acrylic polymers to industrial customers in the printing and packaging, coatings and plastics industries. The printing and packaging market, consisting of liquid ink, pigment dispersion and over print varnish manufacturers, represents our polymer business’ largest customer sector. During fiscal year 2003, Sun Chemical Corporation, our largest polymer customer, accounted for about 10% of our net sales of polymer products. We also had net sales of polymers to our professional business of about $18.6 million, or about 7% of net sales of our polymer business, for fiscal year 2003.

Sales and Distribution

We sell our polymer products to customers primarily through our own sales force located in North America, Europe and the Asia Pacific region. As of March 5, 2004, our polymer sales force consisted of about 40 employees. For additional information regarding key financial measures of our polymer business, including net sales and long-lived assets by geographical location, see note 26 to our consolidated financial statements, included elsewhere in this report.

Raw Materials

We believe that all materials required for production of our polymer products are available from multiple sources, and we operate under contracts with all of our major raw material suppliers. The top five raw materials we purchase for our polymer business are styrene, acrylic acid, alpha methyl styrene, 2-ethyl hexyl acrylate and methyl methacrylate.

Competition

The polymer industry is highly competitive. Our principal competitor in the market for water-based acrylic polymers for printing and packaging applications is Rohm and Haas Company, and in the architectural and industrial coatings markets, our principal competitors are Avecia Limited, BASF AG, The Dow Chemical Corporation and Rohm and Haas Company. Other competitors in the specialty chemical industry include Air Products and Chemicals, Inc., Eastman Chemical Company and Noveon, Inc. These competitors are larger and have greater financial resources than we do. As a result, they may be better able to respond to price increases in raw materials and to compete on pricing than we are. By capitalizing upon our unique research and development expertise and providing customers with new products and technologies, we believe that we are able to compete successfully in the polymer industry.

Proprietary Rights; Research and Development

We believe that the Johnson housemark and the Diversey trademark are important to our business. S.C. Johnson & Son, Inc. has granted us a license to use specified trade names, housemarks and trademarks that incorporate “Johnson,” including “Johnson Wax Professional”, and to use the “Johnson” name, with our owned trade name “Diversey,” in the commercial and industrial channels of trade. See “Item 13. Certain Relationships and Related Transactions.” We own the Diversey trademark and have filed registrations of that trademark in various jurisdictions. These registrations are renewable, potentially indefinitely, as long as we continue to use the Diversey trademark. Other than the Johnson and Diversey marks, we do not believe that our overall business is materially dependent on any individual trademark or patent.

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

Manufacturing expertise and innovative technologies are important to our business. In particular, our ability to compete effectively is materially dependant upon the technology used in the manufacturing process. We conduct most of our research and development activities at our research facilities located in Sturtevant, Wisconsin, Sharonville, Ohio, Santa Cruz, California, Utrecht, the Netherlands and Muenchwilen, Switzerland. We also have local development and application support in the Asia Pacific region, including Japan, in Brazil and in other locations in Europe. Through our research, we aim to improve the production processes in our manufacturing facilities, as well as to develop new, more innovative and competitive products, applications and processes and to provide technical assistance to customers to help them improve their operations. In addition, we have entered into a technology disclosure and license agreement with S.C. Johnson & Son, Inc. under which each party has agreed to disclose to the other new technologies that it develops internally, acquires or licenses from third parties.

Substantially all of our principal products have been developed by our research and development and engineering personnel. The following table shows the research and development expenses for our professional and polymer businesses for the fiscal years ended January 2, 2004, and January 3, 2003, the fiscal six months ended December 28, 2001, and the fiscal year ended June 29, 2001:

	Fiscal Year Ended January 2, 2004	Fiscal Year Ended January 3, 2003	Fiscal Six Months Ended December 28, 2001	Fiscal Year Ended June 29, 2001
	(in thousands)
Professional	$60,264	$47,560	$11,218	$23,945
Polymer	14,860	16,803	7,368	14,697

Employees

As of March 5, 2004, we employed over 13,000 employees, of which about 3,400 were employed in the United States. About 3% of our employees in the United States are covered by a collective bargaining agreement, which expires in April 2007. We believe that we have a satisfactory working relationship with organized labor in the United States and have not had any major work stoppages in the past eight years.

In Europe, the majority of our employees are represented by labor unions and covered by collective bargaining agreements. Collective bargaining agreements are generally renewable on an annual basis. In several European countries, local co-determination legislation or practice requires employees of companies that are over a specified size or that operate in more than one European country to be represented by a works council. Works councils typically meet between two and four times a year to discuss management plans or decisions that impact employment levels or conditions within the company, including closures of facilities. We have works councils in a number of European countries, as well as one that covers all of Europe. The majority of our European employees are covered by a works council. We believe that our labor relations in Europe have been stable during the last several years.

A number of employees in Australia, Japan, Latin America, New Zealand and South Africa belong to labor unions and are covered by collective bargaining agreements. Local employment legislation may impose significant requirements in these and other jurisdictions, including consultation requirements.

We anticipate a further reduction in our total workforce as a result of the ongoing integration of the DiverseyLever business.

Environmental Regulation

Our operations are regulated under a number of federal, state, local and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air, soil and water as well as the use, handling, storage and disposal of these materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, as well as analogous state, local and foreign laws. Compliance with these environmental laws is a major consideration for us because we use hazardous materials in some of our manufacturing processes. In addition, because we are a generator of hazardous wastes, we, along with any other person who disposes or arranges for the disposal of our wastes, may be subject to financial exposure for costs associated with an investigation and any remediation of sites at which we have disposed or arranged for the disposal of hazardous wastes if those sites become contaminated, even if we fully complied with applicable environmental laws at the time of disposal. Furthermore, process wastewater from our manufacturing operations is discharged to various types of wastewater management systems. We may incur significant costs relating to contamination that may have been, or is currently being, caused by this practice. We are also subject to numerous federal, state, local and foreign laws that regulate the manufacture, storage, distribution and labeling of many of our products, including some of our disinfecting, sanitizing and antimicrobial products. Some of these laws require us to have operating permits for our production facilities, warehouse facilities and operations, and we may not have some of these permits or some of the permits we have may not be current. In the event of a violation of these laws, we may be liable for damages and for the costs of remedial actions and may also be subject to revocation, non-renewal or modification of our operating and discharge permits. Any such revocation, non-renewal or modification may require us to cease or limit the manufacture and sale of products at one or more of our facilities and may have a material adverse effect on our business, financial condition, results of operations and cash flows. Environmental laws may also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, which also may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Environmental regulations most significant to us are summarized below:

Toxic Substances. We are subject to various federal, state, local and foreign laws and regulations governing the production, transport and import of industrial chemicals. Notably, the Toxic Substances Control Act gives the U.S. Environmental Protection Agency, or EPA, the authority to track, test and/or ban chemicals that may pose an environmental or human-health hazard. We are required to comply with certification, testing, labeling and transportation requirements associated with regulated chemicals. To date, compliance with these laws and regulations has not had a material adverse effect on our business, financial condition, results of operations or cash flows.

Pesticide Regulation. Some of our facilities are subject to various federal, state, local and foreign laws and regulations governing the manufacture and/or use of pesticides. We manufacture and sell certain disinfecting and sanitizing products that kill microorganisms, such as bacteria, viruses and fungi. These products are considered “pesticides” or “antimicrobial pesticides” and, in the United States, are governed primarily by the Federal Insecticide Fungicide and Rodenticide Act, as amended by the Food Quality Protection Act of 1996. To register these products, we must meet various efficacy, toxicity and labeling requirements and must pay initial and on going registration fees. In addition, some states or foreign jurisdictions may impose taxes on sales of pesticides. Although the cost of maintaining and delays associated with pesticide registration have increased in recent years, compliance with the various laws and regulations governing the manufacture and sale of pesticides has not had a material adverse effect on our business, financial condition, results of operations or cash flows.

Ingredient Regulation. Numerous federal, state, local and foreign laws and regulations relate to the sale of products containing phosphorous or other ingredients that may impact human health and the environment. Specifically, the State of California has enacted Proposition 65, which requires us to disclose specified listed ingredient chemicals on the labels of our products. To date, compliance with these laws and regulations has not had a material adverse effect on our business, financial condition, results of operations or cash flows.

Other Environmental Regulation. Many of our facilities are subject to various federal, state, local or foreign laws and regulations governing the discharge, transportation, use, handling, storage and disposal of hazardous substances. In the United States, these statutes include the Clean Air Act, the Clean Water Act and the Resource

Conservation and Recovery Act. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, including the Emergency Planning and Community Right-to-Know Act, which imposes reporting requirements when toxic substances are released into the environment. Each year we make various capital investments and expenditures necessary to comply with applicable laws and regulations and satisfy our environmental stewardship principles. To date, these investments and expenditures have not had a material adverse effect on our business, financial condition, results of operations or cash flows. Planned capital expenditures for environmental equipment are expected to be approximately $7.0 million for fiscal year 2004.

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

In addition to the liabilities imposed by CERCLA or its state, local or foreign equivalent, we may be liable for costs of investigation and remediation of environmental contamination on or from our current or former properties or at off-site locations under numerous other federal, state, local and foreign laws. Our operations involve the handling, transportation and use of numerous hazardous substances. We are aware that there is or may be soil or groundwater contamination at some of our facilities resulting from past operations and practices. We are currently in the process of cleaning up soil and/or groundwater contamination at two of our facilities in the United States and one facility in the Netherlands. In addition, we have identified the likelihood of soil and/or groundwater contamination at eight other sites. Based on available information and our indemnification rights, explained below, we believe that the costs to investigate and remediate known contamination at these sites will not have a material adverse effect on our business, financial condition, results of operations or cash flows. In many of the foreign jurisdictions in which we operate, however, the laws that govern our operations are still undeveloped or evolving.

Many of the environmental laws and regulations discussed above apply to properties and operations of the DiverseyLever business that we acquired from Unilever in May 2002. Under the acquisition agreement, Unilever has made representations and warranties to us with respect to the DiverseyLever business and has agreed to indemnify us for damages in respect of breaches of its warranties and for specified types of environmental liabilities if the aggregate amounts of damages meet various dollar thresholds. Unilever will not be liable for any damages resulting from environmental matters (1) in the case of known environmental matters or breaches, that are less than $250,000 in the aggregate, and (2) in the case of unknown environmental matters or breaches, that are less than $50,000 individually and $2 million in the aggregate.

In the case of clause (1) above, we will bear the first $250,000 in damages. In the case of clause (2) above, once the $2 million threshold is reached, Unilever will not be liable for any occurrence where the damages are less than $50,000 or for the first $1 million of damages that exceed the $50,000 per occurrence threshold. In no event will Unilever be liable for any damages arising out of or resulting from environmental claims that exceed $250 million in the aggregate. We have submitted indemnification claims to Unilever regarding ten DiverseyLever locations and may file additional claims in the future. Although Unilever has acknowledged receipt of the indemnification claims, it has not notified us as to whether it will indemnify us for those claims. There can be no assurance that we will be able to recover any amounts relating to these indemnification claims, or any future indemnification claims, from Unilever.

Given the nature of our business, we believe that it is possible that, in the future, we will be subject to more stringent environmental laws or regulations that may result in restrictions imposed on our manufacturing, processing and distribution activities, which may result in possible violations, substantial fines, penalties, damages or other significant costs. The potential cost to us relating to environmental matters, including the cost of complying with the foregoing legislation and remediation of contamination, is uncertain due to such factors as the unknown magnitude and type of possible pollution and clean-up costs, the complexity and evolving nature of laws and regulations, including those outside the United States, and the timing, variable costs and effectiveness of alternative clean-up methods. We have accrued our best estimate of probable future costs relating to such known sites, but we cannot estimate at this time the costs associated with any contamination that may be discovered as a result of future investigations, and we cannot provide assurance that those costs or the costs of any required remediation will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Product Registration and Compliance

Various federal, state, local and foreign laws and regulations regulate some of our products and require us to register our products and to comply with specified requirements. In the United States, we must register our sanitizing and disinfecting products with the EPA. In addition, each state where these products are sold requires registration and payment of a fee. When we register these products, we must also submit to the EPA information regarding the chemistry, toxicology and antimicrobial efficacy for the agency’s review. Data must be consistent with the desired claims stated on the product label.

In addition, we are subject to various federal, state, local and foreign laws and regulations that regulate products manufactured and sold by us for controlling microbial growth on humans, animals and processed foods. In the United States, these requirements are generally administered by the U.S. Food and Drug Administration, or the FDA. The FDA regulates the manufacture and sale of food, drugs and cosmetics, which includes antibacterial soaps and products used in food preparation establishments. The FDA requires companies to register antibacterial hand care products with the FDA and imposes specific criteria that the products must meet in order to be marketed for these regulated uses. Before we are able to advertise our product as an antibacterial soap or food-related product, we must generate, and maintain in our possession, information about the product that is consistent with the appropriate FDA monograph. FDA monographs dictate the necessary requirements for various product types such as antimicrobial handsoaps. In addition, the FDA regulates the labeling of these products. If the FDA determines that any of our products do not meet their standards for an antibacterial product, we will not be able to market the product as an antibacterial product. Some of our business operations are subject to similar restrictions and obligations under an order of the U.S. Federal Trade Commission which was issued in 1999 and will remain in effect until at least 2019.

To date, the cost of complying with product registration and compliance has not had a material adverse effect on our business, financial condition, results of operations or cash flow.

ITEM 2.	PROPERTIES

We have manufacturing facilities in all regions in which we operate, including Canada, Brazil, France, Germany, Italy, Switzerland, the Netherlands, Spain, the United Kingdom, Japan, China and the United States. We have a total of 47 manufacturing facilities in 27 countries. Our principal manufacturing facilities for our professional and polymer businesses are located at Waxdale in Sturtevant, Wisconsin. We lease these facilities from S.C. Johnson & Son, Inc. under leases expiring in 2009, with renewal options. See “Item 13. Certain Relationships and Related Transactions—Relationships with S.C. Johnson & Son—Leases”. Our corporate headquarters are also located in Sturtevant, Wisconsin.

We believe our facilities are in good condition and are adequate to meet the existing production needs of our businesses. Certain of the facilities presented in the table below have been designated for closure in 2004 and 2005 as a result of previously announced restructuring and integration programs.

The following table summarizes our principal plants and other physical properties that are important to our professional and polymer businesses. Unless indicated otherwise, all owned properties listed below are subject to mortgages:

	Approximate Square Feet Occupied
Location	Owned		Leased		Principal Activity	Business Used In
United States:

Madera, California			90,000		Manufacturing and warehouse	Professional
Garden Grove, California			36,000		Manufacturing, warehouse and research and development	Professional
Santa Cruz, California			75,000		Manufacturing and research and development	Professional
Seaford, Delaware	46,000				Manufacturing	Polymer
St. Louis, Missouri	52,000				Manufacturing	Professional
Sharonville, Ohio	284,000	*			Manufacturing and research and development	Professional
East Stroudsburg, Pennsylvania	142,000	*			Manufacturing	Professional
Mt. Pleasant, Wisconsin			365,000		Warehousing logistics	Professional
Sturtevant, Wisconsin			144,000	**	Manufacturing	Polymer
Sturtevant, Wisconsin			156,000		Logistics (warehouse, distribution)	Polymer
Sturtevant, Wisconsin			180,000	**	Manufacturing	Professional
Sturtevant, Wisconsin	278,000				International headquarters, data center and research and development	Professional and Polymer
Watertown, Wisconsin	125,000				Manufacturing	Professional

International:

London, Ontario, Canada	193,000				Manufacturing	Professional
Socorro (Sao Paolo), Brazil	123,000	*	97,000		Manufacturing	Professional
Villefranche-sur-Soane, France	181,000	*			Manufacturing	Professional
Kirchheimbolanden, Germany	302,000		86,000		Manufacturing	Professional
Bagnolo, Italy	594,000	*			Manufacturing	Professional
Munchwilen, Switzerland	112,000				Manufacturing	Professional
Enschede, The Netherlands	289,000				Manufacturing	Professional
Heerenveen, The Netherlands	140,000				European headquarters, manufacturing and logistics (warehouse, distribution)	Polymer
Utrecht, The Netherlands	44,000		68,000		Office and research and development	Professional
Polinya, Spain	240,000				Manufacturing	Professional
Valdemoro, Spain			45,000		Manufacturing	Professional
Cotes Park, United Kingdom	583,000				Manufacturing and warehouse	Professional
Gebze, Turkey			50,000		Manufacturing	Professional
Shizuoka-Ken, Kakegawa, Japan	115,000				Manufacturing	Professional
Tsukuba, Japan	25,000	*			Manufacturing	Professional
Guangdong, China	75,000				Manufacturing	Professional

*	Property not mortgaged

**	Leased from S.C. Johnson & Son

ITEM 3.	LEGAL PROCEEDINGS

Auto-C, LLC, our wholly owned subsidiary, supplies commercial warewashing, laundry and other products in the United States that bear the Auto-Chlor® System trademark and distributes these products through us or through dealers with rights in defined territories. Pursuant to a complaint filed on March 2, 2002, as amended, a group of Auto-Chlor System dealers are suing DLever, Inc., a subsidiary of Unilever, Auto-C, LLC and us in the United States District Court for the District of Minnesota. In the complaint, plaintiffs claim statutory violations under state dealership, franchise and consumer practices laws and breach of contract, breach of covenant of good faith and fair dealing, unfair competition and tortuous interference with contractual relations and prospective business relations. The plaintiffs allege that the defendants failed to develop new products and failed to sell the machines, parts and concentrates at cost. The plaintiffs also allege that the defendants have encroached into each plaintiff’s respective territory, and that, under the terms of their agreements, they have exclusive rights within each plaintiff’s respective territory to the names, trademarks and the brands of the defendants. The plaintiffs recently amended their complaint to include claims for promissory estoppel – claims that promises were made to the plaintiffs by the defendants on which the plaintiffs relied to their detriment. The plaintiffs are seeking a declaration regarding various terms of their dealer agreements, unspecified damages, including lost profits, such treble damages as may be available under applicable statutes, and attorneys’ fees. Unilever has acknowledged that we are entitled to indemnification in respect of this suit under the terms and subject to the limitations and exclusions set forth in the acquisition agreement under which we acquired the DiverseyLever business. Under the acquisition agreement, Unilever generally will not be liable for any damages in respect of breaches of its warranties, unless (1) the amount of damages in respect of any individual breach of its warranties exceeds $250,000 per occurrence and (2) the aggregate amount of damages in respect of breaches of its warranties, excluding environmental warranties, exceeds $30 million. Once the $30 million threshold is reached, Unilever will not be liable for any occurrence where the damages are less than $250,000 or for the first $15 million of damages that exceed the $250,000 per occurrence threshold. In any event, Unilever will not be liable for any damages, excluding environmental claims, which exceed $500 million in the aggregate. Unilever is seeking indemnification from us insofar as any claims may be deemed assumed liabilities that are not covered by Unilever’s indemnity obligations under the acquisition agreement.

We believe that we have valid defenses to the dealers’ claims and, together with Unilever, intend to defend the matter vigorously. We cannot, however, assure you that we will be successful in our defense of the matter, or that an adverse determination with respect to the matter would not adversely affect our business, financial condition, results of operations or cash flows.

We are also party to various legal proceedings in the ordinary course of our business which may, from time to time, include product liability, intellectual property, contract, environmental and tax claims as well as government or regulatory agency inquiries or investigations. We believe that, taking into account our insurance and reserves and the valid defenses with respect to legal matters currently pending against us, the ultimate resolution of these proceedings will not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2003.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 5, 2004, there were 24,422 shares of our common stock outstanding. Holdings owns all of the outstanding shares of our common stock, except for one share owned by S.C. Johnson & Son. There is no established public trading market for our common stock.

The following table sets forth the amount of cash dividends we paid to our stockholders in calendar years 2003 and 2002 on a per share basis:

	2003	2002
January	$—	$175.41
April	107.35	200.30
June	107.16	106.94
October	107.17	107.03
December	—	107.78

	$321.68	$697.46

Cash dividends for the fourth quarter of fiscal year 2003 were paid in January 2004. We intend to pay comparable cash dividends to our stockholders in the future. Additionally, we intend to pay Holdings cash dividends in 2004 to fund certain administrative expenses related to the senior discount note exchange offer concluded in February 2004. However, our ability to pay dividends is restricted by covenants in the indentures governing our senior subordinated notes and the senior secured credit facilities.

ITEM 6.	SELECTED HISTORICAL FINANCIAL DATA

We derived the following selected historical consolidated financial data (1) from our audited consolidated financial statements as of and for the fiscal years ended January 2, 2004, January 3, 2003, June 29, 2001, and June 30, 2000, and (2) from our audited consolidated financial statements as of and for the fiscal six months ended December 28, 2001, and (3) from our unaudited consolidated financial statements for the six months ended December 29, 2000 and the twelve months ended December 28, 2001. Those audited and unaudited consolidated financial statements have been prepared under accounting principles generally accepted in the United States or U.S. GAAP. You should read the following selected historical consolidated financial data in conjunction with the financial statements and related notes included elsewhere in this report, and with the information included in this annual report under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended		Twelve Months Ended	Six Months Ended		Fiscal Year Ended
	January 2, 2004	January 3, 2003(1)	December 28, 2001 (unaudited)(2)	December 28, 2001(2)	December 29, 2000 (unaudited)(2)	June 29, 2001	June 30, 2000
	(dollars in thousands)
Selected Income Statement Data:
Net sales:
Net product and service sales	$2,860,964	$2,142,109	$1,134,776	$548,979	$547,036	$1,132,833	$1,028,199
Sales agency fee income	86,808	54,286	—	—	—	—	—
Cost of sales (3)	1,616,031	1,209,678	562,239	276,782	271,977	557,434	490,382
Gross profit (4)	1,331,741	986,717	572,537	272,197	275,059	575,399	537,817
Marketing, administrative and general expense (3)	1,084,908	801,308	467,771	228,445	232,462	471,788	427,757
Research and development expense	75,124	64,363	37,796	18,586	19,432	38,642	37,320
Restructuring expense	12,919	19,646	—	—	—	—	—
Operating profit	158,790	101,400	66,970	25,166	23,165	64,969	72,740
Interest expense, net	124,303	84,496	16,822	6,945	8,381	18,258	11,294
Other (income) expense, net	(9,690)	(29,011)	2,899	2,141	(3,403)	(2,645)	(17,195)
Provision for income taxes	19,774	16,662	14,934	4,908	6,486	16,512	28,868
Net income	24,141	29,568	32,194	11,147	11,560	32,607	49,658
Selected Other Financial Data:
EBITDA (5)	$327,943	$239,759	$109,267	$41,184	$49,300	$117,363	$123,941
Depreciation and amortization	159,463	109,348	45,176	18,159	22,732	49,749	33,916
Capital expenditures (6)	135,153	111,886	54,349	32,929	40,371	61,791	32,934
Net cash provided by operating activities	273,860	231,020	126,138	10,373	25,823	141,588	72,385
Net cash used in investing activities	(134,788)	(1,468,514)	(53,991)	(31,063)	(171,250)	(194,178)	(118,459)
Net cash provided by (used in) financing activities	(201,790)	1,360,875	(74,384)	17,303	131,091	39,404	43,223
Gross profit margin (4)	45.2%	44.9%	50.5%	49.6%	50.3%	50.8%	52.3%
Operating margin (7)	5.4%	4.6%	5.9%	4.6%	4.2%	5.7%	7.1%

	As of
	January 2, 2004	January 3, 2003	December 28, 2001	June 29, 2001
	(dollars in thousands)
Selected Balance Sheet Data:
Cash and cash equivalents	$24,543	$59,272	$8,093	$11,801
Accounts receivable, net	647,956	544,665	161,619	183,308
Inventories	263,397	260,983	99,082	89,473
Accounts payable	360,548	328,561	139,623	151,568
Working capital (8)	550,805	477,087	121,078	121,213
Property, plant and equipment, net	595,483	561,835	207,060	208,288
Total assets	3,665,327	3,383,385	926,284	913,548
Total debt, including current portion	1,490,662	1,474,295	361,783	342,642
Stockholders’ equity	994,895	833,033	209,660	226,537

(1)	On May 3, 2002, we acquired the DiverseyLever business from Unilever. As a result of the acquisition, our results for the fiscal year ended January 3, 2003, include eight months of DiverseyLever results, and historical comparisons are of limited relevance. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	Through fiscal year 2001, our fiscal year ended on the Friday nearest to June 30. In June 2002, we elected to report our results of operations on a 52/53 week year ending on the Friday nearest to December 31. We have included selected historical financial data for the six-month transition period ended December 28, 2001, and, for comparative purposes, we have included unaudited selected historical financial data for the twelve months ended December 28, 2001, and the six months ended December 29, 2000.

(3)	We include distribution costs in our cost of sales. Accordingly, in the above selected historical consolidated financial data for the fiscal years ended January 2, 2004, and January 3, 2003, distribution costs of $272 million and $202 million, respectively, are included in costs of sales. For periods prior to fiscal year 2002, we included our distribution costs in marketing, administrative and general expenses. In the above selected historical consolidated financial data, distribution costs of $90.5 million for the twelve months ended December 28, 2001, $45.0 million for the six months ended December 28, 2001, $43.3 million for the six months ended December 29, 2000, $88.8 million for the fiscal year ended June 29, 2001, and $77.9 million for the fiscal year ended June 30, 2000 are included in marketing, administrative and general expenses.

(4)	Gross profit equals net sales less cost of sales. Gross profit margin is gross profit as a percentage of net sales. As stated in footnote 3 above, in the above table, distribution costs are included in marketing, administrative and general expenses for the twelve months ended December 28, 2001, the six months ended December 28, 2001, and December 29, 2000, and the fiscal years ended June 29, 2001, and June 30, 2000, and therefore, excluded from cost of sales and the calculations of gross profit and gross profit margin for those periods. Conversely, distribution costs are included in cost of sales and, therefore, our calculations of gross profit and gross profit margin for the fiscal years ended January 2, 2004, and January 3, 2003. Gross profit and gross profit margin for those periods in which distribution costs were excluded from cost of sales is not comparable to gross profit and gross profit margin for those periods in which distribution costs were included in cost of sales. In addition, because some other companies include costs related to their distribution network in cost of sales and, accordingly, in their calculations of gross profit and gross profit margin, our gross profit and gross profit margin for the twelve months ended December 28, 2001, the six months ended December 28, 2001, and December 29, 2000, and the fiscal years ended June 29, 2001, and June 30, 2000 may not be comparable to similarly titled measures of other companies.

(5)	EBITDA is a non-GAAP financial measure, and you should not consider EBITDA as an alternative to GAAP financial measures such as (a) operating profit or net profit as a measure of our operating performance or (b) cash flows provided by operating, investing and financing activities (as determined in accordance with GAAP) as a measure of our ability to meet cash needs.

We believe that, in addition to cash flows from operating activities, EBITDA is a useful financial measurement for assessing liquidity as it provides management, investors, lenders and financial analysts with an additional basis to evaluate our ability to incur and service debt and to fund capital expenditures. In addition, various covenants under our credit facilities are based on EBITDA, as adjusted pursuant to the provisions of those facilities.

In evaluating EBITDA, management considers, among other things, the amount by which EBITDA exceeds interest costs for the period, how EBITDA compares to principal repayments on outstanding debt for the period and how EBITDA compares to capital expenditures for the period. Management believes many investors, lenders and financial analysts evaluate EBITDA for similar purposes. To evaluate EBITDA, the components of EBITDA, such as net sales and operating expenses and the variability of such components over time, should also be considered.

Accordingly, we believe that the inclusion of EBITDA in this annual report permits a more comprehensive analysis of our liquidity relative to other companies and our ability to service debt requirements. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this annual report may not be comparable to similarly titled measures of other companies.

EBITDA should not be construed as a substitute for, and should be read together with, net cash flows provided by operating activities as determined in accordance with GAAP. The following table reconciles EBITDA to net cash flows provided by operating activities, which is the GAAP measure most comparable to EBITDA, for each of the periods for which EBITDA is presented.

	Fiscal Year Ended		Twelve Months Ended	Six Months Ended		Fiscal Year Ended
	January 2, 2004	January 3, 2003	December 28, 2001 (unaudited)	December 28, 2001	December 29, 2000 (unaudited)	June 29, 2001	June 30, 2000
	(dollars in thousands)
Net cash flows provided by operating activities	$273,860	$231,020	$126,138	$10,373	$25,823	$141,588	$72,385
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	(111,812)	(103,832)	(57,822)	13,334	8,857	(62,299)	(15,719)
Changes in deferred income taxes	39,656	11,271	9,997	7,107	(2,884)	6	3,153
Gain from divestitures	3,372	11,921	—	—	2,979	2,979	15,177
Gain (loss) on property disposals	(12,026)	(11,626)	—	—	—	—	5,988
Depreciation and amortization expense	(159,463)	(109,348)	(45,176)	(18,159)	(22,732)	(49,749)	(33,916)
Amortization of debt issuance costs	(13,126)	(5,951)	—	—	—	—	—
Interest accrued on long- term receivables–related parties	4,365	1,417	—	—	—	—	—
Other	(685)	4,696	(943)	(1,508)	(483)	82	2,590

Net income	24,141	29,568	32,194	11,147	11,560	32,607	49,658
Minority interests in net income (loss) of subsidiaries	262	(315)	121	25	141	237	205
Provision for income taxes	19,774	16,662	14,934	4,908	6,486	16,512	28,868
Interest expenses, net	124,303	84,496	16,822	6,945	8,381	18,258	11,294
Depreciation and amortization expense	159,463	109,348	45,176	18,159	22,732	49,749	33,916

EBITDA	$327,943	$239,759	$109,247	$41,184	$49,300	$117,363	$123,941

(6)	Capital expenditures include expenditures for capitalized computer software.

(7)	Operating margin is operating profit as a percentage of net sales.

(8)	Working capital is defined as net accounts receivable, plus inventories less accounts payable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a leading global marketer and manufacturer of cleaning, hygiene and appearance products and related services for the institutional and industrial cleaning and sanitation market. We are also a leading global supplier of environmentally compliant, water-based acrylic polymer resins for the industrial printing and packaging, coatings and plastics markets. We sell our products in more than 120 countries through our direct sales force, wholesalers and third-party distributors. Our sales are balanced geographically, with our principal markets being Europe, North America and the Asia Pacific region.

Fiscal year 2003 continued our successful integration of the DiverseyLever acquisition as we realized higher than expected synergies from restructuring and integration programs, treasury initiatives and systems improvements. Our global consolidation of facilities, people and processes are examples of these synergy programs. By the end of fiscal year 2003, we had effectively met our acquisition cost synergy target one full year earlier than planned. These savings were realized despite spending 30% less than planned on restructuring costs, some of which was deferred until fiscal year 2004. We expect to realize total synergies in excess of $200 million by fiscal year 2005, with the completion of our remaining restructuring and integration projects, well in excess of the original cost synergy target of $150 million.

Also in fiscal year 2003, our management team renewed its focus on maximizing the cash flows of the business and improved its management of global cash balances. As a result, we generated $274 million in cash flows from operating activities, allowing us to pay down $141 million in term debt, which was $82 million greater than the scheduled payment amounts and meet all of our financial debt covenants during the year. Cash flows were improved as a result of the implementation of programs to increase the amount of securitized accounts receivables ($59.3 million), decrease net working capital and control capital expenditures.

On February 24, 2004, we amended our senior secured credit facility agreement, including certain financial covenants, to provide for greater flexibility to complete our planned restructuring and integration programs over the next two years and, concurrently with the covenant amendment, we achieved a 50 basis point pricing reduction on our U.S. dollar denominated tranche B term debt of $416 million. We view this amendment as an important step in our continued efforts to invest in and strengthen our business.

As a result of our May 3, 2002 acquisition of DiverseyLever, an institutional and industrial cleaning and sanitation business, from Conopco, Inc., a subsidiary of Unilever PLC and Unilever N.V., our results for the year ended January 2, 2004, include the full-year of results of the DiverseyLever business, while the results of the year ended January 3, 2003 include only eight months of post-acquisition results. Due to the timing of the acquisition, the transition of the institutional and industrial Unilever consumer brands business to a sales agency relationship with us after closing and the manner in which the DiverseyLever business was operated as a division of Unilever and not as a stand-alone business, comparative information for the acquired DiverseyLever business does not exist. Because of these factors and the extent to which integration of the businesses has occurred, historical comparisons for the annual periods are of limited relevance.

The acquisition significantly increased the size and scope of our operations and is the primary driver of the changes in each financial category discussed below for the year ended January 2, 2004, as compared to the year ended January 3, 2003, and for the year ended January 3, 2003, as compared to the year ended December 28, 2001. Except as noted, changes detailed below describe significant events that are unrelated to the acquisition.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from these estimates under different assumptions or conditions. We believe the accounting policies that are most critical to our financial condition and results of operations and involve management’s judgment and/or evaluation of inherent uncertain factors are as follows:

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

Estimating Reserves and Allowances. Management estimates inventory reserves based on periodic reviews of our inventory balances to identify slow-moving or obsolete items. This determination is based on a number of factors, including new product introductions, changes in customer demand patterns, and historic usage trends. Further, management estimates the allowance for doubtful accounts by analyzing accounts receivable balances by age, applying historical trend rates, analyzing market conditions and specifically reserving for identified customer balances, based on known facts, which are deemed probable as uncollectible.

Management’s current estimated ranges of liabilities relating to litigation and environmental claims are based on management’s best estimate of future costs. We record those costs based on what management believes is the most probable amount of the liability within the ranges or, where no amount within the range is a better estimate of the potential liability, at the minimum amount within the range.

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

Goodwill and Long-Lived Assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) Nos. 142 and 144, management periodically reviews its long-lived assets, including intangible assets and goodwill, for impairment and assesses whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its estimated fair value. Management also periodically reassesses the estimated remaining useful lives of its long-lived assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in our financial statements. We completed a fair value impairment analysis for the year ended January 2, 2004, as required by SFAS No. 142 and anticipated future undiscounted cash flows analysis as required by SFAS No. 144. Based on these assessments, no impairments were identified.

For an additional discussion of our critical accounting policies and a discussion of new accounting pronouncements, see Note 2 to our audited consolidated financial statements included elsewhere in this report.

Fiscal Year Ended January 2, 2004, Compared to Fiscal Year Ended January 3, 2003

Net Sales. Net sales increased by $751 million, or 34%, to $2.9 billion for the year ended January 2, 2004, from $2.2 billion for the year ended January 3, 2003, primarily due to the acquisition of the DiverseyLever business on May 3, 2002, and the strengthening of the euro and certain other foreign currencies against the U.S. dollar ($175 million). Included in net sales is sales agency fee income of $86.8 million and $54.3 million for the years ended

January 2, 2004, and January 3, 2003, respectively, which was earned under a sales agency agreement entered into with Unilever on May 3, 2002, in connection with the acquisition.

Excluding sales agency fee income of $86.8 million and $54.3 million for the years ended January 2, 2004, and January 3, 2003, respectively, net sales for the professional segment increased by $697 million, or 37%, to $2.6 billion for the year ended January 2, 2004, from $1.9 billion for the year ended January 3, 2003, primarily due to net sales attributable to the acquisition of the DiverseyLever business and the strengthening of the euro and certain other foreign currencies against the dollar ($152 million). The professional business continued to be negatively impacted by slow recoveries from the terrorist attacks of September 11, 2001, and the SARS epidemic, both of which have reduced international travel and tourism, and poor economic conditions that have depressed demand in key business sectors in North America and certain western European countries.

Net sales for the polymer segment of $285 million for the year ended January 2, 2004, including intercompany sales to the professional segment of $18.6 million, increased by $21.6 million, or 8%, from $263 million for the year ended January 3, 2003, primarily due to the strengthening of the euro and certain other foreign currencies against the U.S. dollar ($16 million) and volume growth of 2%, mainly in Asia Pacific and North America. This growth was partially offset by a decline in average selling prices resulting from an unfavorable product and geographical mix reflecting reduced demand for higher priced specialty polymers and faster growth in the Asia Pacific region, which has lower average selling prices than in our other polymer markets.

Gross Profit. Gross profit increased by $345 million, or 35%, to $1.3 billion for the year ended January 2, 2004, from $987 million for the year ended January 3, 2003, and gross profit margin increased slightly to 45.2% for the year ended January 2, 2004, from 44.9% for the year ended January 3, 2003. The increase in gross profit was primarily due to the acquisition of the DiverseyLever business, the strengthening of the euro and certain other foreign currencies against the U.S. dollar ($71 million) and supply chain synergy savings, such as additional material volume purchase discounts and more efficient production and distribution processes, partially offset by unfavorable product mix and pricing under-recovery.

The professional segment’s gross profit increased by $346 million, or 39%, to $1.2 billion for the year ended January 2, 2004, from $898 million for the year ended January 3, 2003, primarily due to the sales growth as noted above. Gross profit margin increased to 46.4% for the year ended January 2, 2004, from 46.0% for the year ended January 3, 2003.

The polymer segment’s gross profit was $87.1 million for the year ended January 2, 2004, and $88.4 million for the year ended January 3, 2003, and gross profit margin decreased to 32.7% for the year ended January 2, 2004, from 36.1% for the year ended January 3, 2003, primarily due to higher raw material costs and the decline in global average selling prices, partially offset by the sales volume increase discussed above.

Marketing, Administrative and General Expenses. Marketing, administrative and general expenses increased by $284 million, or 35%, to $1.1 billion for the year ended January 2, 2004, from $801 million for the year ended January 3, 2003, primarily due to the acquisition of the DiverseyLever business and the strengthening of the euro and certain other foreign currencies against the U.S. dollar ($51 million), partially offset by synergies realized from the DiverseyLever acquisition and cost reduction programs. Integration-related costs of $43.1 million were incurred in marketing, administrative and general expenses during the year ended January 2, 2004, consisting primarily of employee severance, information technology and facility-related costs, an increase of $11.6 million compared to the year ended January 3, 2003.

Research and Development Expenses. Research and development expenses increased by $10.7 million, or 17%, to $75.1 million for the year ended January 2, 2004, from $64.4 million for the year ended January 3, 2003, primarily due to incremental expenses attributable to the acquisition of the DiverseyLever business and the strengthening of the euro and certain other foreign currencies against the U.S. dollar ($4 million).

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

During the year ended January 2, 2004, we recorded $10.5 million of exit costs as purchase accounting adjustments, $12.9 million of restructuring costs and $43.1 million of period costs in our consolidated statement of income. Non-purchase accounting related costs consisted primarily of $20.0 million in IT implementation projects in Western Europe, Latin America, Japan and our corporate headquarters, $16.8 million in involuntary termination and outplacement costs associated with the consolidation of global operations, $6.2 million in facility closure and asset write-down costs and $4.6 million related to the consolidation of the North American supply chain operations.

Restructuring expenses of $19.6 million were incurred in the fiscal year ended January 3, 2003, in connection with a restructuring plan developed primarily for the purpose of realizing headcount reductions and rationalizing facilities resulting from the acquisition. In connection with this plan, we incurred $11.0 million of expenses pertaining primarily to planned employee terminations and we also incurred $8.6 million of expenses for the elimination of redundant facilities as part of the overall restructuring plan.

A summary of all costs associated with the restructuring and integration program for the years ended January 2, 2004, and January 3, 2003, and since May 4, 2002, the day following the DiverseyLever acquisition, is outlined below. The reserve balance shown below reflects the aggregate reserves for restructuring costs.

(dollars in thousands)	Year Ended January 2, 2004	Year Ended January 3, 2003	Total Project to Date May 4, 2002 - January 2, 2004
Reserve balance at beginning of period	$68,858	$—	$—
Exit costs recorded as purchase accounting adjustments	10,480	70,094	80,574
Restructuring costs charged to income	12,919	19,646	32,565
Payments of accrued costs	(57,459)	(20,882)	(78,341)

Reserve balance at end of period	$34,798	$68,858	$34,798

Period costs classified as cost of sales	$2,420	$2,458	$4,878
Period costs classified as marketing, administrative and general expenses	43,137	31,531	74,668
Capital expenditures	55,535	15,678	71,213

Interest Expense, Net. Net interest expense increased by $39.8 million, or 47%, to $124.3 million for the year ended January 2, 2004, from $84.5 million for the year ended January 3, 2003. To fund the acquisition of the DiverseyLever business in May 2002, we incurred $1.4 billion of debt under the senior secured credit facilities and the senior subordinated notes. Due to the timing of the borrowings, the increased debt level was in place for only eight of the twelve months in the year ended January 3, 2003, versus for the entire year ended January 2, 2004. In addition, we wrote-off $5.1 million of debt issuance costs in the fourth quarter of fiscal year 2003.

Other Income/Expense. Other income decreased by $19.3 million to $9.7 million for the year ended January 2, 2004, from $29.0 million for the year ended January 3, 2003. Net other income for the year ended January 2, 2004, consisted primarily of a $2.8 million net gain on foreign currency and derivative financial instruments and a $3.4 million net gain on the sale of certain product lines, partially offset by a $1.4 million loss on the dissolution of a partnership. Net other income for the year ended January 3, 2003, consisted primarily of a $15.7 million hedging transaction gain on a forward-purchase contract of euros related to the acquisition of DiverseyLever, a $9.6 million gain on the sale of a non-strategic dishwashing detergent product line, and a $2.3 million gain on the sale of a non-strategic adhesives product line, partially offset by a $3.1 million loss on the devaluation of the Argentine peso.

Provision for Income Taxes. Provision for income taxes increased by $3.1 million to $19.8 million for the year ended January 2, 2004, from $16.7 million for the year ended January 3, 2003, primarily due to a higher effective tax rate, which was 45.0% for the year ended January 2, 2004, compared to 36.3% for the year ended January 3, 2003. The higher effective tax rate for the year ended January 2, 2004, was primarily due to not providing a current tax benefit for certain U.S. foreign tax credits which are not expected to be utilized prior to expiration.

Net Income. Net income decreased by $5.5 million, or 18.4%, to $24.1 million for the year ended January 2, 2004, from $29.6 million for the year ended January 3, 2003. This decrease in net income was due primarily to a $284 million increase in marketing, administrative and general expenses, a $10.7 million increase in research and development costs, a $39.8 million increase in net interest expense, a $19.3 million decrease in other income and a $3.1 million increase in the provision for income taxes, partially offset by a $345 million increase in gross profit driven by the incremental DiverseyLever net sales and a $6.7 million decrease in restructuring expenses, all as previously discussed. In addition to the $12.9 million restructuring expense, expenses of $43.1 million of integration-related costs are included in the cost of sales or marketing, administrative and general expenses discussed above, an increase of $11.6 million compared to the year ended January 3, 2003.

EBITDA. EBITDA increased by $88.1 million to $328 million for the year ended January 2, 2004, from $240 million for the year ended January 3, 2003. The increase in EBITDA resulted primarily from a $345 million increase in gross profit resulting from the increased net sales, partially offset by a $284 million increase in marketing, administrative and general expenses, a $10.7 million increase in research and development expense and a $19.3 million decrease in other income, all as previously discussed. Of these cost increases, $50.1 million are related to higher depreciation and amortization expense which do not impact EBITDA. For a discussion of EBITDA and a reconciliation of EBITDA to net cash flows provided by operating activities, see “Item 6. Selected Historical Financial Data.”

Fiscal Year Ended January 3, 2003, Compared to Twelve Months Ended December 28, 2001

Net Sales. Net sales increased by $1.1 billion, or 94%, to $2.2 billion for the fiscal year ended January 3, 2003, from $1.1 billion for the twelve months ended December 28, 2001. The primary reason for the increase was net sales attributable to the DiverseyLever business, which we acquired on May 3, 2002. Included in the net sales attributable to the acquisition is $54.3 million of sales agency fee income for the fiscal year ended January 3, 2003, which we earned under a sales agency agreement we entered into with Unilever on May 3, 2002, in connection with the acquisition. See “Item 13. Certain Relationships and Related Transactions – Relationships with Unilever – Sales Agency Agreement.”

Net sales for the professional segment increased by $1.0 billion, or 114%, to $2.0 billion for the fiscal year ended January 3, 2003, from $914 million for the twelve months ended December 28, 2001. The strengthening of the dollar against the yen, real, Argentine peso and other foreign currencies negatively impacted net sales by $18.1 million. Excluding this negative currency impact, net sales of the professional segment for the fiscal year ended January 3, 2003, grew by $1.1 billion, or 115.6%, from net sales for the twelve months ended December 28, 2001.

Net sales for the polymer segment of $264 million for the fiscal year ended January 3, 2003, including intercompany sales to the professional segment of $18.6 million, increased by $22.1 million, or 9%, from $241 million for the twelve months ended December 28, 2001. The increase in the segment’s net sales was attributable primarily to volume growth of 10%, partially offset by a decline in average selling prices. Sales volume increased in Europe by 16%, Asia Pacific by 21% and North America by 5%, due primarily to new business in the printing and packaging industry and the global coatings markets. Average selling prices declined primarily due to an unfavorable product and geographical mix reflecting faster growth in Europe and the Asia Pacific region, whose product mix includes lower average selling prices than North America.

Gross Profit. Gross profit increased by $616 million, or 108%, to $1.1 billion for the fiscal year ended January 3, 2003, from $572 million for the twelve months ended December 28, 2001, while gross profit margin increased to 54% for the fiscal year ended January 3, 2003, from 50% for the twelve months ended December 28, 2001. The primary reason for the increase in gross profit and gross profit margin was the acquisition of the DiverseyLever business. The gross profit margin on the acquired DiverseyLever business was higher due to a greater mix of higher-margin direct sales than the pre-acquisition business, which was focused more on lower-margin distributor sales.

The polymer segment’s gross profit increased by $15.1 million, or 17%, to $105 million for the fiscal year ended January 3, 2003, from $90.0 million for the twelve months ended December 28, 2001. The increase in the segment’s gross profit resulted primarily from the sales volume increase discussed above, lower raw material costs, and lower manufacturing costs. The increase in volume was offset partially by a decline in global average selling prices, as discussed above. In relation to gross profit margin, the reduced raw material costs and lower manufacturing costs more than offset the negative impact of the decline in global average selling prices, resulting in an increase to 40% for the fiscal year ended January 3, 2003, from 37% for the twelve months ended December 28, 2001.

Marketing, Administrative and General Expenses. Marketing, administrative and general expenses increased by $536 million, or 114%, to $1.0 billion for the fiscal year ended January 3, 2003, from $468 million for the twelve months ended December 28, 2001. The primary reason for this increase was incremental expenses attributable to the DiverseyLever business. Also contributing to this increase in expenses were incremental non-cash pension charges of $3.3 million reflecting updated actuarial valuations of the acquired DiverseyLever pension plans. Additionally, incremental insurance expenses of $1.3 million were incurred primarily in North America, largely reflecting increased industry rates. Incremental spending on strategic initiatives related primarily to new computer systems contributed an additional $8.5 million to the increase in marketing, administrative and general expenses for the fiscal year ended January 3, 2003.

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

Research and Development Expenses. Research and development expenses increased by $26.6 million, or 70%, to $64.4 million for the fiscal year ended January 3, 2003, from $37.8 million for the twelve months ended December 28, 2001. The primary reason for the increase was the additional expenses attributable to the DiverseyLever business.

Restructuring Expense. Restructuring expenses of $19.6 million were incurred in the fiscal year ended January 3, 2003, in connection with a restructuring plan developed primarily for the purpose of eliminating redundancies resulting from the acquisition. In connection with this plan, we incurred $11.0 million of expenses pertaining primarily to planned employee terminations and we also incurred $8.6 million of expenses for the elimination of redundant facilities as part of the overall restructuring plan.

Interest Expense, Net. Net interest expense increased by $67.7 million to $84.5 million for the fiscal year ended January 3, 2003, from $16.8 million for the twelve months ended December 28, 2001. An increase in the average debt balance of $854 million for the fiscal year ended January 3, 2003, compared to the twelve months ended December 28, 2001, resulted in an increase in net interest expense of about $41.6 million. The increased average debt balance resulted from our borrowings under the senior secured credit facilities and the issuance of the senior subordinated notes to fund the acquisition of the DiverseyLever business. The increase in interest expense attributable to the higher average debt balance was further impacted by an increase in the weighted average interest rate of 6% during the fiscal year ended January 3, 2003, compared to 5% during the twelve months ended December 28, 2001.

Other Income/Expense. Other income/expense increased by $31.9 million to $29.0 million of income for the fiscal year ended January 3, 2003, from $2.9 million of expense for the twelve months ended December 28, 2001. Other income for the fiscal year ended January 3, 2003, consisted primarily of a $15.7 million gain on a forward purchase contract for euros entered into in connection with the acquisition, a $9.6 million gain on the sale of a non-strategic dishwash detergent product line in May 2002, a $2.4 million gain on the sale of a non-strategic adhesives product line within the polymer business, and a $3.2 million gain on other foreign currency exchange related items. Partially offsetting these gains was a $3.1 million loss in the fiscal year ended January 3, 2003, related to the devaluation of the Argentine peso.

Provision for Income Taxes. Our effective tax rate was 36.3% for the fiscal year ended January 3, 2003, compared to 31.6% for the twelve months ended December 28, 2001. The higher effective tax rate was primarily due to increased foreign tax liability as a result of the acquisition of the DiverseyLever business, for which an offsetting U.S. foreign tax credit is not recognizable.

Net Income. Net income decreased by $2.6 million, or 8%, to $29.6 million for the fiscal year ended January 3, 2003, from $32.2 million for the twelve months ended December 28, 2001. This decrease in net income was due primarily to a $536 million increase in marketing, administrative and general expenses, a $26.6 million increase in research and development costs, a $19.6 million restructuring expense, a $67.7 million increase in net interest expense, and a $1.7 million increase in the provision for income taxes, offset partially by a $616 million increase in gross profit driven by the incremental DiverseyLever net sales, and a $31.9 million increase in other income, all as previously discussed. In addition to the $19.6 million restructuring expense, expenses of $31.5 million of integration-related costs are included in the marketing, administrative and general expenses discussed above and $2.5 million are included in cost of goods sold.

EBITDA. EBITDA increased by $130 million, or 119%, to $240 million for the fiscal year ended January 3, 2003, from $109 million for the twelve months ended December 28, 2001. The increase in EBITDA resulted primarily from a $616 million increase in gross profit resulting from the increased net sales and a $31.9 million increase in other income, offset partially by a $536 million increase in marketing, administrative and general expenses, a $26.6 million increase in research and development expense, and the $19.6 million restructuring expense, all as previously discussed. $64.2 million of these cost increases are related to depreciation and amortization expense and do not impact EBITDA. For a discussion of EBITDA and a reconciliation of EBITDA to net cash flows from operating activities, see “Item 6. Selected Historical Financial Data.”

Liquidity and Capital Resources

Comparison of Year Ended January 2, 2004, to the Year Ended January 3, 2003. Cash flows provided by operating activities were $274 million for the year ended January 2, 2004, compared to $231 million for the year ended January 3, 2003. The increase in net cash provided from operating activities of $43 million during the year ended January 2, 2004, was primarily due to increased proceeds from accounts receivable securitization programs ($64.9 million), partially offset by a net increase in operating assets and liabilities.

Cash flows used in investing activities were $135 million for the year ended January 2, 2004, compared to $1.5 billion for the year ended January 3, 2003. The reduction in net cash used in investing activities was primarily due to the impact of the acquisition of the DiverseyLever business, partially offset by a $23.3 million increase in capital expenditures for property, plant and equipment and computer software.

The characteristics of our business do not generally require us to make significant ongoing capital expenditures. We made capital expenditures of about $135 million in the year ended January 2, 2004, of which approximately $55.5 million were in support of the integration/synergy efforts.

Cash flows used in financing activities were $202 million for the year ended January 2, 2004, compared to cash flows provided by financing activities of $1.4 billion for the year ended January 3, 2003. This change in net cash flows from financing activities was primarily due to the proceeds from long-term borrowings and capital contributions related to the acquisition of the DiverseyLever business.

Overview. As a result of the acquisition, we have a significant amount of indebtedness. On May 3, 2002, in connection with the acquisition of the DiverseyLever business, we issued senior subordinated notes and entered into the $1.2 billion senior secured credit facilities. We used the proceeds of the sale of the senior subordinated notes and initial borrowings under the senior secured credit facilities, together with other available funds, to finance the cash portion of the purchase price for the DiverseyLever business and the related fees and expenses and to refinance then-existing indebtedness.

The senior secured credit facilities were amended in August 2003. This amendment reduced the interest rate payable with respect to specified tranches of debt under the senior secured credit facilities, thereby reducing borrowing costs over the remaining life of the credit facilities. In addition, the amendment increased specified credit limits and changed various administrative requirements to provide us greater operating flexibility.

The senior secured credit facilities were was amended for a second time on February 24, 2004. This amendment reduced the interest rate payable for the U.S. dollar portion of the term B tranche of debt under the credit facilities, thereby reducing the borrowing cost over the remaining life of the tranche. In addition, the amendment changed various financial covenants, as described in the “Financial Covenants Under Credit Facilities” section below, and administrative requirements to provide us with greater flexibility to operate our business and to complete the integration of the DiverseyLever acquisition.

As of January 2, 2004, we had total indebtedness of $1.7 billion, consisting of $583 million of senior subordinated notes, $797 million of borrowings under the senior secured credit facilities, $95.2 million in borrowings under the receivables securitization facility and $15.0 million in short-term credit lines, as well as $201 million in operating lease commitments.

We have the capacity to borrow additional funds under the senior secured credit facilities, subject to compliance with the financial covenants set forth in the facilities. As of January 2, 2004, we had $14.0 million of indebtedness outstanding under the revolving portion of the senior secured credit facilities and the ability to incur an additional $304 million of indebtedness under those revolving facilities, of which we believe we would have been able to borrow $43.3 million and still be in compliance with the financial covenants set forth in the senior secured credit facilities, the indentures for the senior subordinated notes and the indenture for the senior discount notes of Holdings.

As of January 2, 2004, we had the following payments due with respect to contractual obligations, excluding $6.2 million committed under letters of credit that expire at various times in 2004:

	Total	Payments Due by Period:
Contractual Obligations		2004	2005-2006	2007-2008	2009 and Thereafter
	(dollars in thousands)
Long-term debt obligations:
Term credit facilities	$783,069	$27,812	$61,622	$202,336	$491,299
Senior subordinated notes	583,365	—	—	—	583,365
Lines of credit	15,003	15,003	—	—	—
Revolving credit facilities	14,025	14,025	—	—	—
Receivables securitization facility	95,200	95,200	—	—	—
Operating leases	200,589	55,988	82,661	42,656	19,284
Capital leases	16,438	6,384	8,658	1,396	—
Purchase commitments (1)	84,312	19,872	42,120	22,320	—

Total contractual obligations	$1,792,001	$234,284	$195,061	$268,708	$1,093,948

(1)	Primarily relates to commitments of our polymer business to purchase minimum quantities of styrene monomer from certain vendors

We believe that the cash flows from operations, the anticipated cost savings and operating improvements associated with the acquisition of the DiverseyLever business and our restructuring initiatives, together with available cash, available borrowings under the senior secured credit facilities and the proceeds from our receivables securitization facility will be sufficient to meet our liquidity needs for the foreseeable future. There can be no assurance, however, that we will be able to achieve the anticipated cost savings or that our substantial indebtedness will not adversely affect our financial condition.

Off-Balance Sheet Arrangements

Since March 2001, we have funded a portion of our short-term liquidity needs through the securitization of some of our trade accounts receivable. We and some of our U.S. and foreign subsidiaries are parties to agreements whereby we and each participating subsidiary sell, on a continuous basis, all trade receivables to JWPR Corporation, or JWPRC, a wholly owned, special purpose, bankruptcy-remote subsidiary formed for the sole purpose of buying and selling receivables. Under the receivables securitization facility, we and some of our subsidiaries, irrevocably and without recourse, transfer all trade receivables to JWPRC. JWPRC, in turn, sells an undivided interest in these receivables to Falcon Asset Management Corporation for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement) less the applicable reserve.

On August 29, 2003, the receivables securitization facility was amended to include certain additional U.S. subsidiaries, expand the total potential for securitization of trade receivables to $75 million from the previous limit of $55 million, and change the facility term to 354 days from the date of closing, renewable without fee. On October 24, 2003, the receivables securitization facility was again amended to include certain United Kingdom subsidiaries and further expand the total potential for securitization of trade receivables to $100 million (the “October 2003 amendment”). Subsequent to our 2003 fiscal year-end, on January 5, 2004, the receivables securitization facility was amended and restated to include our Italian subsidiary and further expand the total potential for securitization of trade receivables to $150 million.

Prior to the October 2003 amendment, the beneficial interest of accounts receivable sold under the arrangement was excluded from accounts receivable in our consolidated balance sheets in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities–A replacement of FASB Statement No. 125.” As a result of the terms of the October 2003 amendment, the limitations in the articles of incorporation of JWPRC and the requirements for sale defined in SFAS No. 140, we were no longer able to exclude the accounts receivable sold under the arrangement from our consolidated balance sheets. At January 2, 2004, $95.2 million of eligible receivables (net of reserves) under the receivables securitization facility have been included in the consolidated accounts receivable balance. We expect to modify the articles of incorporation of JWPRC and be able to exclude accounts receivable sold under the arrangement from our consolidated balance sheet beginning in the first quarter of fiscal year 2004.

For the year ended January 2, 2004, JWPRC’s cost of borrowing under the receivables securitization facility is at a weighted average rate of about 2.29% per annum, which is significantly lower than our incremental borrowing rate.

Under the terms of the senior secured credit facilities, we must use any net proceeds from the receivables securitization facility first to prepay loans outstanding under the senior secured credit facilities. In addition, the net amount of trade receivables at any time outstanding under this and any other securitization facility that we may enter into may not exceed $150 million in the aggregate.

Financial Covenants Under Senior Secured Credit Facilities

Under the terms of the senior secured credit facilities, we are subject to certain financial covenants. The most restrictive covenants under the amended senior secured credit facilities require us to meet the following targets and ratios:

Maximum Leverage Ratio. We are required to maintain a leverage ratio for each financial covenant period of no more than the maximum ratio specified in the senior secured credit facilities for that financial covenant period. The maximum leverage ratio is the ratio of (1) our consolidated indebtedness (excluding up to $55 million of indebtedness incurred under our receivables securitization facility and indebtedness relating to specified interest rate hedge agreements) as of the last day of a financial covenant period using a weighted-average exchange rate for the relevant prior two fiscal quarters to (2) our consolidated EBITDA, as defined in the senior secured credit facilities, for that same financial covenant period.

The amended senior secured credit facilities require that we maintain a leverage ratio of no more than the ratio set forth below for each of the financial covenant periods ending nearest the corresponding date set forth below:

Maximum Leverage Ratio
December 31, 2003	4.25 to 1
March 31, 2004, to June 30, 2004	4.50 to 1
September 30, 2004	4.25 to 1
December 31, 2004, to June 30, 2005	3.75 to 1
September 30, 2005	3.50 to 1
December 31, 2005	3.25 to 1
March 31, 2006 and thereafter	3.00 to 1

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

The amended senior secured credit facilities require that we maintain an interest coverage ratio of no less than the ratio set forth below for each of the financial covenant periods ending nearest the corresponding date set forth below:

Interest Coverage Ratio
December 31, 2003, to June 30, 2004	2.75 to 1
September 30, 2004	3.00 to 1
December 31, 2004, to March 31, 2005	3.25 to 1
June 30, 2005 to September 30, 2005	3.50 to 1
December 31, 2005 and thereafter	4.00 to 1

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For our financial covenant period ended on January 2, 2004, we were in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the senior secured credit facilities.

Capital Expenditures. The senior secured credit facilities prohibit us from making capital expenditures during any fiscal year ending nearest the corresponding date set forth below in any amount exceeding the following:

Maximum Capital Expenditures (dollars in thousands)
December 31, 2003	$161,200
December 31, 2004	122,600
December 31, 2005	107,000
December 31, 2006	110,000
December 31, 2007	113,200

We can exceed in a year the maximum capital expenditures limitation set forth above for that year by the amount, if any, by which the limitation set forth above for the previous year exceeded actual capital expenditures made in that previous year. Based on fiscal year 2003 capital expenditures of $135 million as compared to the $161 million maximum, we may exceed the fiscal year 2004 capital expenditure limit by an additional $26 million. As of January 2, 2004, we were in compliance with the limitation on capital expenditures for fiscal year 2003.

Restructuring Charges. The amended senior secured credit facilities limit the amount of spending on restructuring and integration related activities in 2004 and 2005 to $145 million in the aggregate.

Senior Discount Notes of Holdings.

In connection with the acquisition of the DiverseyLever business, our parent, Holdings, issued senior discount notes with a principal amount at maturity of $406 million to Unilever. In addition, Unilever received a one-third equity interest in Holdings. Under the indenture for the Holdings senior discount notes, the principal amount of the senior discount notes will accrete at a rate of 10.67% per annum through May 15, 2007. After May 15, 2007, interest will accrue on the accreted value of the senior discount notes at this rate, but will be payable in cash semiannually in arrears to the extent that we can distribute to Holdings the cash necessary to make the payments in accordance with the restrictions contained in the indentures for our senior subordinated notes and senior secured credit facilities. The failure by Holdings to make all or any portion of a semiannual interest payment on the senior discount notes will not constitute an event of default under the indenture for the senior discount notes if that failure results from our inability to distribute the cash necessary to make that payment in accordance with these restrictions. Instead, interest will continue to accrue on any unpaid interest at a rate of 10.67% per annum, and the unpaid interest will be payable on the next interest payment date on which we are able to distribute to Holdings the cash necessary to make the payment in accordance with the provisions contained in the indentures for the senior subordinated notes and the senior secured credit facilities. Holdings has no income from operations and no meaningful assets. Holdings receives all of its income from us and substantially all of its assets consist of its investment in us. The senior discount notes mature on May 15, 2013.

On September 11, 2003, Unilever sold the Holdings senior discount notes to certain institutional investors. In connection with that sale, Holdings entered into a registration rights agreement with the investors pursuant to which it agreed to exchange the outstanding senior discount notes for an equal principal amount of notes registered under the Securities and Exchange Act of 1933. In September 2003, Holdings filed a registration statement on Form S–4 (Reg. No. 333-108853) with the SEC to register an aggregate of $406 million principal amount at maturity of 10.67% senior discount notes due 2013, series B. The registration statement was declared effective by the SEC on January 8, 2004. On January 12, 2004, Holdings commenced an exchange offer for the senior discount notes. The exchange offer expired on February 20, 2004. At the close of business on February 20, 2004, the $406 million principal amount at maturity of senior discount notes, series A were exchanged for an equivalent amount of 10.67% senior subordinated notes due 2013, series B. Holdings did not receive any proceeds from the exchange offer.

Post-Closing Adjustments to Acquisition Consideration

The consideration for the DiverseyLever business paid by us to Unilever at the closing of the acquisition is subject to several adjustments based upon the net debt and working capital of the parties and pension matters. Some of the adjustments to the purchase price for the DiverseyLever business and the subscription price Unilever paid for its one-third equity interest in Holdings are paid upon finalization of the adjustments while other adjustments will be paid at the time Unilever ceases to own its equity interest in Holdings. In fiscal years 2003 and 2002, specified adjustments were finalized with Unilever and were paid to Unilever as adjustments to the purchase price. As of January 2, 2004, the aggregate amount of the adjustments to the purchase price during fiscal 2003 was a decrease of $19.8 million. . See Note 4 to our audited consolidated financial statements and “Item 13. Certain Relationships and Related Transactions – Relationships with Unilever – Stockholders’ Agreement” included elsewhere in this annual report.

Under the acquisition agreement, because our pre-acquisition debt balance exceeded our cash balance at the closing date of the acquisition, we were required to pay to Unilever about $11.8 million, representing a reduction to Unilever’s subscription price for Holdings’ equity interest. This amount, together with interest from and including the closing date, will be paid by us on the date on which Unilever ceases to own its equity interest in Holdings. The amount was recorded in our audited consolidated financial statements for fiscal year 2002 as an increase to purchase price. Also, based on our final pre-closing balance sheet, a comparison was made of the final working capital amount to a predetermined working capital amount set forth in the acquisition agreement. Because our final working capital amount exceeded the predetermined amount, Unilever will be required to pay us an amount representing a working capital adjustment to the subscription price. Based on a formula described in the acquisition agreement, Unilever will be required to pay to us about $30.9 million, representing an increase to the subscription price for Unilever’s equity interest in Holdings. The final amount of this adjustment has yet to be finalized with Unilever. However, Unilever would be required to pay the final agreed amount, together with interest from and including the closing date, to us on the date on which Unilever ceases to own its equity interest in Holdings.

In addition, based on a preliminary determination of the transferred pension assets and liabilities relating to specified plans we assumed in the acquisition, we anticipate that Unilever will be required to pay to us an aggregate of about $115 million, representing an adjustment to the purchase price for the DiverseyLever business. This adjustment is preliminary and is expected to be agreed to with Unilever by the end of our 2004 second quarter. The majority of this adjustment is to be paid by Unilever once the amounts are agreed in respect to a plan, with the remainder to be paid, together with interest from and including the closing date, on the date on which Unilever ceases to own its equity interest in Holdings. As of January 2, 2004, we had received about $67.5 million, including interest, representing a portion of Unilever’s payment of the transferred pension adjustment. The transferred pension adjustment represents the shortfall of transferred pension assets relative to liabilities, adjusted for tax, if applicable. Under the acquisition agreement, if the transferred assets are less than 90% of the value of the transferred liabilities of specified DiverseyLever pension plans, we are required to use the amounts received from Unilever in connection with the transferred pension adjustment to fund those plans up to 90% of the value of the transferred liabilities. Any amount received from Unilever over the required funding level may be used by us for other purposes. As of January 2, 2004, we had contributed an aggregate of about $23.2 million to the pension plans. We plan to make additional pension contributions of approximately $20.5 million in the first half of fiscal year 2004, pending the establishment of pension plans in several countries.

The purchase price of the DiverseyLever business is also subject to adjustment relating to pension expenses of DiverseyLever’s employee benefit plans for the fiscal year ended June 29, 2001. This adjustment has been finalized and agreed to with Unilever with them required to pay us $8.4 million. We received $5.6 million in cash from Unilever in December 2003. The remaining balance of $2.8 million is included in the long-term receivable from Unilever.

For further discussion of the post-closing adjustments to the acquisition consideration, see note 4 to our audited consolidated financial statements included elsewhere in this annual report.

Related Party Transactions

Until 1999, we were part of S.C. Johnson & Son, Inc. In connection with our spin-off from S.C. Johnson & Son in 1999, we entered into a number of agreements relating to the separation and our ongoing relationship with S.C. Johnson & Son after the spin-off. A number of these agreements relate to our ordinary course of business, while others pertain to our historical relationship with S.C. Johnson & Son and our former status as a wholly owned subsidiary of S.C. Johnson & Son.

We are also party to various agreements with Unilever entered into in connection with the acquisition of the DiverseyLever business. All of the agreements with Unilever were negotiated before Unilever acquired its equity interest in our parent, Holdings, and the senior discount notes of Holdings. These agreements with Unilever are on arms-length terms.

For further discussion of the related party transactions, see note 22 to our audited consolidated financial statements and “Item 13. Certain Relationships and Related Transactions,” included elsewhere in this annual report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a result of our acquisition of the DiverseyLever business, we have a significant amount of indebtedness. On May 3, 2002, in connection with the acquisition, we issued senior subordinated notes and entered into $1.2 billion senior secured credit facilities.

Interest Rate Risk

As of January 2, 2004, we had about $1.4 billion of debt outstanding under our senior secured credit facilities. After giving effect to the interest rate swap transactions that we have entered into with respect to some of the borrowings under our senior secured credit facilities, $338 million of the debt outstanding remained subject to variable rates. In addition, as of January 2, 2004, we had $15 million of debt outstanding under foreign lines of credit, all of which were subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. At our current level of variable rate borrowings, we do not anticipate a significant impact on earnings in the event of a reasonable change in interest rates. In the event of a significant adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of the overall economic activity that could exist in such an environment.

Foreign Currency Risk

We conduct our business in various regions of the world and export and import products to and from many countries. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect product prices and operating costs. We engage in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. All hedging instruments are designated and effective as hedges, in accordance with U.S. GAAP. Other instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. We do not engage in hedging for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

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

On June 24, 2002, primarily due to going concern issues related to Arthur Andersen LLP, we dismissed Arthur Andersen LLP and appointed Ernst & Young LLP as our independent public accountants. The decision to change our independent public accountants was recommended by our senior management and approved by our board of directors. As a result of this action, Ernst & Young audited our financial statements for our fiscal year ended January 3, 2003.

During our fiscal years ended June 30, 2000 and June 29, 2001, the fiscal six months ended December 28, 2001, and the subsequent interim period through June 24, 2002, there were no disagreements between us and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. The audit report of Arthur Andersen on our consolidated financial statements as of and for the fiscal years ended June 30, 2000, and June 29, 2001, and as of and for the fiscal six months ended December 28, 2001, a copy of which is included elsewhere in this report, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. Subsequent to the issuance of that audit report by Arthur Anderson, we modified some of the notes to the consolidated financial statements covered by that report. Arthur Anderson has ceased operations and did not reissue its audit report for these subsequent changes. Ernst & Young performed audit procedures with respect to the revised disclosures of the related party transactions in note 22 to the consolidated financial statements for the periods covered by Arthur Anderson’s report.

During our two fiscal years ended June 29, 2001, the fiscal six months ended December 28, 2001 and the subsequent interim period through June 24, 2002, we did not consult with Ernst & Young regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S–K.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within our two most recent fiscal years.

ITEM 9A.	DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of JohnsonDiversey’s Disclosure Controls and Internal Controls. As of the end of the period covered by this annual report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”). The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

CEO & CFO Certifications. Attached as exhibits 31.1 and 31.2 to this annual report are certifications of the CEO and the CFO required in accordance with Rule 13a-14 of the Exchange Act. This portion of our annual report includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Disclosure Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include those components of our internal control over financial reporting that are designed to provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S.GAAP. To the extent that components of our internal control over financial reporting are included in our Disclosure Controls, they are included in the scope of our quarterly evaluation of Disclosure Controls.

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

Scope of the Controls Evaluation. The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this annual report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were undertaken. This evaluation is done on a quarterly basis so that the conclusions of management, including the CEO and the CFO, concerning the effectiveness of the controls can be reported in our quarterly reports on Form 10-Q and our annual reports on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our internal audit department and by other personnel in our finance organization, as well as our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

The acquisition of the DiverseyLever business in May 2002, and subsequent integration is a significant undertaking that has placed significant demands on our system of internal accounting controls and finance organization’s resources. As previously reported in our Form 10-K for the fiscal year ended January 3, 2003 and the subsequently filed quarterly reports on Form 10-Q in 2003, during the controls evaluation performed prior to each of the filing of the Form 10-K for fiscal year 2002 and subsequent Form 10-Q filings, matters representing material weaknesses in our internal control over financial reporting were identified related to the former DiverseyLever North America operations to the effect that cash reconciliations were not being performed in a timely manner and the processing of vendor invoices had been delayed, resulting in a requirement for increased accruals for third party services. In addition, certain intercompany accounts were not being reconciled in a timely manner. These individual material weaknesses collectively represented an overall material weakness in internal control over financial reporting that resulted primarily from inadequate finance staffing resources and processes, and monitoring and oversight of the finance function to support our post-merger financial reporting process.

Commencing in the first quarter of fiscal year 2003, we formulated our Finance Infrastructure Internal Control Improvement Plan to take additional actions to strengthen our internal control environment, including the hiring of additional finance personnel, strengthening of the internal audit function, development of expanded Sarbanes-Oxley Act Section 302 certification and monthly financial statement closing processes, expansion of Sarbanes-Oxley Act Section 404 internal control review activities, commencement of a skill set assessment survey of key members of the finance staff, and improved monitoring and oversight of the finance function. In addition, to assist management in assessing our control environment and related issues associated with the material weaknesses previously identified, we retained, commencing in the first quarter of fiscal year 2003, independent consulting firms with experience in internal controls. Through the implementation of the Finance Infrastructure Internal Control Improvement Plan and other process improvements, we corrected and resolved the specific individual material weaknesses identified in 2002 by clearing the vendor invoice processing backlog and completing the cash and intercompany reconciliations. Internal control process improvements have been embedded in our organization to help ensure accurate, complete and timely reconciliation of cash and intercompany accounts and processing of vendor invoices, and we have evaluated these specific controls as operating effectively. As of January 2, 2004, we continue to execute against our Finance Infrastructure Internal Control Improvement Plan.

In connection with the completion of its audit of, and the issuance of an unqualified report on, our consolidated financial statements for the year ended January 2, 2004, our auditors, Ernst & Young LLP, identified certain deficiencies in the design and operation of our internal controls related to the financial reporting process, which represent reportable conditions that collectively represent a material weakness in internal control over financial reporting. Matters identified include the complex process to finalize the accounting for the purchase of the DiverseyLever business, including the push down of pension and income tax adjustments for statutory purposes, and deficiencies in our process for accounting, analysis, and documentation of income taxes, documentation of our receivables securitization program, and accounting for fixed asset transfers arising from the integration of the business. Our auditors also believe that oversight of and communications between the finance function, including treasury and tax, and other departments should be further enhanced and strengthened to address the issues identified above.

We will continue the implementation of the Finance Infrastructure Internal Control Improvement Plan, which began in the first quarter of fiscal year 2003, to further strengthen the overall effectiveness of our system of internal controls and disclosure controls. In addition, we are commencing the following initiatives to specifically address the matters identified by our auditors in fiscal year 2004:

•	We expect to complete purchase accounting in the first half of fiscal year 2004 and will continue the corporate oversight and control already in place as the final push down of entries to subsidiaries takes place. We will hold individual training sessions with local finance personnel, where there are significant statutory purchase accounting requirements, to enhance our global competencies in this area;

•	We intend to expand our planned review of the financial statement closing process to include a comprehensive analysis of the quarterly and annual tax closing process, implementing resulting recommendations to enhance existing procedures;

•	In the first quarter of fiscal year 2004, we intend to amend all existing documentation and obtain required legal opinions on the existing securitization arrangements to permit off-balance sheet treatment in compliance with SFAS No. 140. Upon any future amendment or other change to our receivables securitization facility, we will ensure a thorough documentation review by legal, finance and treasury personnel and we will require an updated third party legal opinion, as needed, in order to ensure continued compliance with SFAS No. 140;

•	We intend to integrate fixed asset information systems, particularly in North America, which will simplify the accounting and reporting process. In addition, we will implement tighter procedures around the transfer and tracking of assets and further strengthen internal controls; and

•	We intend to review our existing communication protocols between finance, tax, treasury and other departments and strengthen interaction and coordination between the respective groups. In addition, during fiscal year 2004, we will complete the planned skill set assessment survey of key members of the finance staff and continue the development and deployment of identified training requirements to ensure our finance function has the appropriate skills and competencies.

We will continue to regularly update the Audit Committee on the status of these initiatives and the Finance Infrastructure Internal Control Improvement Plan. The actions taken, and to be taken, by us to correct the weaknesses identified constitute significant changes in internal controls that could significantly affect the effectiveness of internal controls subsequent to the date of the controls evaluation performed for this Form 10-K.

Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our disclosure controls, including additional procedures performed and controls instituted by us in order to supplement our internal controls in order to mitigate the effect of the weaknesses identified, are effective to ensure that material information relating to JohnsonDiversey, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of our directors and executive officers, their ages as of March 5, 2004, and their positions and offices:

Name	Age	Position
S. Curtis Johnson III	48	Director and Chairman
Gregory E. Lawton	53	Director, President and Chief Executive Officer
Michael J. Bailey	51	Executive Vice President and Chief Financial Officer
JoAnne Brandes	50	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Gregory F. Clark	50	Senior Vice President—Global Supply Chain
Mark S. Cross	47	Senior Vice President and Group President
Sanjib Choudhuri	55	Senior Vice President—Global Strategy Development
Graeme D. Armstrong	41	Regional President—Europe
Thomas M. Gartland	46	Regional President—North America
Paul A. Mathias	59	Regional President—Asia Pacific
Morio Nishikawa	59	Regional President—Japan
J. Gary Raley	55	President – Johnson Polymer
Jean-Max Teissier	58	Regional President—Latin America
David S. Andersen	43	Vice President—Mergers, Acquisitions and Business Development
D. Jeffrey Carter	44	Vice President—Corporate Taxes and Tax Counsel
Sue Leboza	49	Vice President and Chief Information Officer
Clive A. Newman	40	Vice President and Corporate Controller
Todd C. Brown	54	Director
Irene M. Esteves	45	Director
Robert M. Howe	59	Director
Helen P. Johnson-Leipold	47	Director
Clifton D. Louis	48	Director
Neal R. Nottleson	66	Director
Reto Wittwer	55	Director

S. Curtis Johnson III has been Chairman since February 1996. He also has been Chairman of Commercial Markets Holdco since December 1999 and Chairman of Holdings since November 2001. Mr. Johnson joined S.C. Johnson & Son in 1983 and became a general partner of Wind Point Partners, L.C., a $126 million venture capital partnership which he co-founded and in which S.C. Johnson & Son was a major limited partner. He also served as Vice President—Global Business Development of S.C. Johnson & Son from October 1994 to February 1996. Since joining S.C. Johnson & Son in August 1983, Mr. Johnson has served in several other offices, including Vice President and Managing Director of Mexican Johnson, a subsidiary of S.C. Johnson & Son, and Director—Worldwide Business Development. Mr. Johnson earned a Bachelor of Arts degree in Economics from Cornell University in 1977 and a Master of Business Administration in Marketing/Finance from Northwestern University in 1983. Mr. Johnson also serves as a director of Cargill, Incorporated. He is a descendant of Samuel Curtis Johnson and the brother of Helen Johnson-Leipold, another director of our company.

Gregory E. Lawton has been a director and President and Chief Executive Officer since September 2000. Mr. Lawton has also served as a director of Commercial Markets Holdco since April 2000, a director of Holdings since May 2002, and President and Chief Executive Officer of Holdings since August 2003. He joined us as President and Chief Operating Officer in December 1998 and was Chief Operating Officer until August 2000. Prior to joining us, Mr. Lawton was President of NuTone, Inc., a supplier of residential ventilation products and electronics located in Cincinnati, Ohio, from August 1994 to December 1998. From 1972 to August 1994, Mr. Lawton served in various offices at The Procter & Gamble Company, most recently as Vice President and General Manager of its consumer business within its paper division from 1989 until 1994. Mr. Lawton earned a Bachelor of Arts degree in Government from St. Lawrence University. Mr. Lawton also serves as a director of Johnson Outdoors, Inc., our affiliate and a marketer of outdoor recreational products, General Cable Corporation, a manufacturer and distributor of wire and cable products for the communications, energy and specialty markets, and Superior Metal Products, a manufacturer and finisher of decorative and functional metal products for the appliance, automotive, heating and ventilation, office furniture, health accessories and electronics industries.

Michael J. Bailey has served as Executive Vice President since March 2003 and as Chief Financial Officer since October 1999. From October 1999 until March 2003, Mr. Bailey also served as Senior Vice President. He has also been the Senior Vice President and Chief Financial Officer of Commercial Markets Holdco since December 1999, the Vice President, Chief Financial Officer and Treasurer of Holdings since August 2003 and President of Holdings from November 2001 until August 2003. Before joining us, Mr. Bailey served as Senior Vice President, Finance and Administration and Chief Financial Officer for Standard Motor Products, Inc., a large manufacturer and distributor of a wide range of automotive replacement parts from June 1993 to September 1999. Mr. Bailey has held numerous financial leadership and business development positions for domestic and international companies, including Instituto Finanziazio Industriale S.P.A. and Ford Motor Company. Mr. Bailey earned a Bachelor of Business Administration from Western Michigan University in 1974 and a Master of Business Administration from the University of Michigan—Ann Arbor in 1976.

JoAnne Brandes has served as Executive Vice President since March 2003, as General Counsel and Secretary since October 1997 and as Chief Administrative Officer since January 2002. Ms. Brandes also served as Senior Vice President from October 1997 until March 2003. From October 1996 until October 1997, she was Vice President and General Counsel. She has also been the Senior Vice President and General Counsel of Commercial Markets Holdco since December 8, 1999, the Vice President and Secretary of Holdings since November 2001 and General Counsel of Holdings since August 2003. Ms. Brandes joined S.C. Johnson & Son in 1981. Prior to joining S.C. Johnson & Son, Ms. Brandes was in the private practice of law in Milwaukee, Wisconsin. Ms. Brandes earned a Bachelor degree from the University of Wisconsin—Eau Claire and a Juris Doctor degree from Willamette University College of Law, Salem, Oregon. Ms. Brandes also serves as a member of the boards of directors of Alternative Resources Corporation, Bright Horizons Family Solutions, Inc. and Johnson Family Funds, Inc. She also is a Regent Emeritus of the University of Wisconsin System.

Gregory F. Clark has been our Senior Vice President—Global Supply Chain since January 2004. He was our Senior Vice President—Global Development and Customer Solutions since May 2002 and was our Vice President—Global Manufacturing and Sourcing from May 1999 until May 2002. Mr. Clark joined S.C. Johnson & Son in 1978 and has served in a variety of manufacturing, operations and financial positions domestically and internationally with both us and S.C. Johnson & Son. Mr. Clark earned a Bachelor degree in Chemical Engineering from Purdue University and a Master of Business Administration from the University of Chicago.

Mark S. Cross joined us as Senior Vice President—Global Customer Solutions and Group President in August 2003. Prior to that, he served as President of Kimberly-Clark Professional, a business sector of Kimberly-Clark Corporation (a supplier of paper and consumer products) from October 2001 until August 2003. Mr. Cross began his career at Kimberly-Clark Corporation in 1979, and in 1998, he was appointed Senior Marketing Director for Kimberly-Clark Professional. In June 2000, Mr. Cross was named Vice President of Kimberly-Clark Professional and served in such capacity until October 2001. Mr. Cross holds a Bachelor degree in chemical engineering from the University of Maine and a Master of Business Administration from Harvard University.

Sanjib Choudhuri has been our Senior Vice President—Global Strategy Development since February 2004. Prior to that, he was loaned to us from Unilever, serving as Vice President—Global Strategy Development since the acquisition of the DiverseyLever business in May 2002. Mr. Choudhuri’s involvement with the industry started in April 1984 when he joined The Molson Companies Ltd., the predecessor parent of DiverseyLever, and was responsible for corporate and business unit development. He transferred to DiverseyLever in 1991 with initial responsibility for global business and technology development. Subsequently, Mr. Choudhuri served as Vice President—Knowledge Management and Regional Vice President, Asia Pacific of DiverseyLever from April 1996 until May 2002. Prior to his experience at The Molson Companies, Mr. Choudhuri served as a consultant with McKinsey and in brand management with Procter & Gamble, both in Canada.

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

Thomas M. Gartland has been Regional President—North America since May 2003 and has been Vice President of Sales—Health and Hospitality since May 2002. Prior to that, Mr. Gartland served as Vice President—Business Development from May 1998 until May 2003. Mr. Gartland has over twenty years of experience in the institutional and industrial cleaning, sanitation and hygiene industry, including nine years of service with us and the former DiverseyLever business, where he held a variety of positions, including Vice President—Corporate Accounts and Vice President—Sales and Marketing.

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

David S. Andersen has been our Vice President—Mergers, Acquisitions and Business Development since July 2003. Prior to that, he served as Vice President—Global Enterprise Development from May 2002 to July 2003 and was our Vice President—eSolutions from October 2000 until May 2002. He served as Vice President—Global Enterprise Development Group from July 1999 until October 2000, as Vice President Business—Development from March 1998 to July 1999, as Managing Director of Total Solutions Inc. of our North American operations from March 1996 until March 1998, and as Director of Global Mergers and Acquisitions from December 1994 until March 1996. Mr. Andersen also served as Corporate Acquisition’s Director of S.C. Johnson & Son from October 1992 until December 1994. Mr. Andersen joined S.C. Johnson & Son in March 1991 as Business Development Manager. Mr. Andersen earned a Bachelor degree from Brown University and a Master of Business Administration from Harvard University.

D. Jeffrey Carter has been our Vice President—Corporate Taxes since August 2001 and our Tax Counsel since April 1999. He served as Director of Taxes from January 2000 to August 2001 and Director, International Taxes from April 1999 to January 2000. Mr. Carter joined S.C. Johnson & Son, in 1993 and served as Regional Tax Counsel — Americas & Asia-Pacific from April 1993 to December 1997 and Regional Tax Counsel — Europe & Africa/Near East from January 1998 to April 1999. Prior to that, Mr. Carter was a partner with the Detroit, Michigan law firm of Honigman, Miller, Schwartz and Cohn.

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

Todd C. Brown has been a director since April 2001. Mr. Brown has also been a director of Commercial Markets Holdco since April 2000 and of Holdings since May 2002. Since August 2003, Mr. Brown has served as Vice Chairman and Chairman of the board of directors for ShoreBank Corporation’s banking operations in Chicago and Detroit. Prior to that, Mr. Brown served as Executive Vice President of Kraft Foods, Inc. and President of its e-Commerce Division from January 2001 until June 2003. Mr. Brown has held various other positions at Kraft Foods, Inc. since 1985, most recently President of Kraft Foodservices Division from April 1998 until December 2000, General Manager of Beverages and Desserts Division from October 1997 until March 1998 and General Manager of Desserts Division from August 1996 until October 1997. Mr. Brown is also a director of ADVO Inc., a targeted direct mail marketing services company.

Irene M. Esteves has been a director since June 1998. Ms. Esteves has also been a director of Commercial Markets Holdco since April 2000 and of Holdings since May 2002. She is currently the Chief Financial Officer of Putnam Investments, LLC, an asset management firm and the fifth largest mutual fund manager in the United States. Before joining Putnam in 1997, Ms. Esteves was with Miller Brewing Company for two years, first as the Corporate Controller & Director of International Finance, then Vice President – International Finance and Corporate Strategy. Prior to this, she spent thirteen years with S.C. Johnson & Son in various finance and business development roles, last serving as Controller – North America Home Care. Ms. Esteves is also a director of Timberland Company.

Robert M. Howe has been a director since April 1996. He has also been a director of Commercial Markets Holdco since April 2000 and of Holdings since May 2002. Since February 2003, Mr. Howe has been the Chairman of Montgomery Goodwin Investments, LLC. Prior to that, Mr. Howe was the Chairman of Scient, Inc., a provider of integrated e-Business strategy and technology services, from April 2000 to September 2002 and previously served as its Chief Executive Officer. On July 16, 2002, Scient filed a petition under Chapter 11 of the U.S. Bankruptcy Code. Mr. Howe served on a special committee supervising the winding up of Scient’s business. Mr. Howe also was General Manager of Global Financial Services at International Business Machines Corporation from 1997 until February 1998. He is a member of the board of directors of American Management Systems, Inc., NorthStar and SBI Group. Mr. Howe earned a Bachelor in Business Administration degree from Southern Methodist University and a Master of Business Administration from Harvard University.

Helen P. Johnson-Leipold has been a director since December 1999. Ms. Johnson-Leipold has also been a director of Commercial Markets Holdco since April 2000 and of Holdings since May 2002. Ms. Leipold is the Chairman and Chief Executive Officer of Johnson Outdoors, Inc., a manufacturer and marketer of outdoor recreational equipment, since 1999. From 1998 until 1999, she served as Vice President – Worldwide Consumer Products and from 1997 until 1998, she served as the Vice President—North America Personal Care and Home Care of S.C. Johnson & Son. Prior to that, Ms. Johnson-Leipold was the Executive Vice President—North America Businesses of Johnson Outdoors, Inc. from 1995 until 1997 and the Vice President—Consumer Marketing Services Worldwide of S.C. Johnson & Son from 1992 until 1995. Ms. Johnson-Leipold is a descendant of Samuel Curtis Johnson and the sister of S. Curtis Johnson III, the Chairman of our company.

Clifton D. Louis has been a director since December 1999. Mr. Louis has also been a director of Commercial Markets Holdco since March 1999 and of Holdings since May 2002. Mr. Louis is the owner of The Vineyard, Inc., a retail wine store, and has been its President and Chief Executive Officer since 1985. Mr. Louis is a descendant of Samuel Curtis Johnson.

Neal R. Nottleson has been a director since September 1999. Mr. Nottleson has also been a director of Commercial Markets Holdco since March 1999 and of Holdings since May 2002. Mr. Nottleson retired in 1999. Prior to his retirement, he was the Vice Chairman of S.C. Johnson & Son from October 1996 until June 1999. As Vice Chairman, Mr. Nottleson directed the finance, legal, environmental, public affairs, information technology and strategic planning departments at S.C. Johnson & Son.

Reto Wittwer has been a Director since July 2002. Mr. Wittwer has also been a director of Holdings since July 2002. Mr. Wittwer is the President and Chief Executive Officer of Kempinski Hotel Group. Mr. Wittwer joined Kempinski Hotel Group in 1995 following three years as President and Chief Executive Officer of CIGA Hotels. Prior to that, he served in various positions with Swisshotel Group, including General Manager/Vice President Far East Asia, Senior Vice President for Operations and most recently as President and Chief Executive Officer.

Audit Committee

The audit committee of our board of directors recommends our independent auditors, reviews the scope and results of the audits with the auditors and management, approves the scope and results of the audits, monitors the adequacy of our system of internal controls and reviews the annual report, auditors’ fees and non-audit services to be provided by the independent auditors. The members of our audit committee are Irene Esteves, chairperson of the audit committee, Todd Brown, Robert Howe, and Reto Wittwer. Our board of directors has determined that Ms. Esteves meets the definition of an audit committee financial expert, as set forth in Item 401(h)(2) of Regulation S-K, and has also determined that she meets the independence requirements of the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation earned during our last three fiscal years by our Chief Executive Officer and four other most highly compensated executive officers. The officers listed in the following table are referred to as the named executive officers.

Summary Compensation Table

								Long-Term Compensation
			Annual Compensation					Awards
Name and Principal Position	Year		Salary ($)	Bonus ($)		Other Annual Compensation ($)		Restricted Stock Awards ($)		Securities Underlying Options (#) (1)		All Other Compensation ($)
Gregory E. Lawton	2003		861,308	704,202	(2)	107,371	(3)	1,001,109	(4)	23,000	(5)	619,334	(6)
President and Chief	2002		820,462	1,559,812	(7)	112,106	(8)	—		—		193,970	(9)
Executive Officer	2001		725,000	1,077,032		168,174	(10)	102,446	(11)	9,300	(12)	90,286	(13)
S. Curtis Johnson III	2003		640,854	518,475	(2)	107,554	(14)	90,463	(4)	23,000	(5)	11,446	(15)
Chairman	2002		610,962	1,016,644	(7)	96,884	(16)	—		—		28,774	(17)
	2001		540,000	668,590		100,177	(18)	76,460	(11)	9,300	(12)	37,794	(19)
Michael J. Bailey	2003		405,096	223,292	(2)	24,902	(20)	51,326	(4)	6,210	(5)	138,363	(21)
Executive Vice President and	2002		384,500	491,796	(7)	25,100	(22)	—		—		34,641	(23)
Chief Financial Officer	2001		330,000	348,821		18,841	(24)	1,100,373	(25)	2,514	(12)	32,190	(26)
JoAnne Brandes	2003		405,096	230,082	(2)	26,739	(27)	57,101	(4)	6,210	(5)	170,178	(28)
Executive Vice President, Chief	2002		384,500	503,516	(7)	38,481	(29)	—		—		101,586	(30)
Administrative Officer, General	2001		330,000	364,922		39,288	(31)	1,117,651	(32)	2,514	(12)	32,517	(33)
Counsel and Secretary
Graeme D. Armstrong	2003		330,898	451,704	(34)	110,118	(35)	26,946	(4)	4,310	(5)	265	(36)
Regional President - Europe	2002	(37)	185,344	—		55,603	(38)	—		—		—
	2001	(37)	—	—		—		—		—		—

1.	Represents restricted shares of class C common stock of Commercial Markets Holdco

2.	Bonuses paid in 2003 pertain to performance for the six month period ended December 2002

3.	Consists of $17,500 of personal spending allowance, $11,200 of personal travel allowance, and $78,671 reimbursement of company loan interest expense

4.	All shares granted at $115.07 per share and will vest 100% in 2008

5.	Two option grants were awarded in 2003. The spring grant awarded options that were authorized in the fourth quarter of 2002 and have an exercise price of $106.93. They will vest 100% in four years from the authorization date, or October 2006. The fall grant have an exercise price of $115.07 and will vest 100% in four years, or March 2007.

6.	Consists of a $575,105 of loan forgiveness of 75% of the principal balance of a company loan due for the purchase of Class C common stock plus a 45% gross-up, $2,171 interest paid on deferred compensation account, $31,517 as dividend equivalents on unvested restricted stock, $400 contribution to a retiree medical savings account, $8,000 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $2,141 of deferrable profit sharing in excess of deferral limits paid in cash

7.	Consists of a performance bonus for the twelve months ended June 2002 and an acquisition bonus in the amount of $300,000 for Mr. Johnson, $600,000 for Mr. Lawton and $190,000 each for Mr. Bailey and Ms. Brandes.

8.	Consists of $19,170 of personal spending allowance, $4,200 of personal travel allowance, and $88,736 reimbursement of company loan interest expense

9.

Consists of a $131,016 of loan forgiveness of 50% of the principal balance of a company loan due plus a 45% gross-up, $1,480 interest paid on deferred compensation account, $29,432 as dividend equivalents on unvested restricted stock, $400 contribution to a retiree medical savings account, $9,834 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $21,808 of deferrable profit sharing in excess of deferral limits paid in cash

10.	Consists of $4,730 of personal spending allowance, $1,400 of personal travel allowance, $73,210 of country club membership and expenses, $98 for the personal use of company aircraft, and $88,736 reimbursement of company loan interest expense

11.	All shares granted at $136.05 per share and will vest 100% in October 2005

12.	All options awarded with an exercise price of $136.05 and will vest 100% four years after the date of grant, or October 2005

13.	Consists of $45,957 as dividend equivalents on unvested restricted stock, $12,537 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $31,792 of deferrable profit sharing in excess of deferral limits paid in cash

14.	Consists of $7,000 of personal spending allowance, and $100,554 for the personal use of company aircraft

15.	Consists of $1,971 as dividend equivalents on unvested restricted stock, $400 contribution to a retiree medical savings account, $8,000 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $1,075 of deferrable profit sharing in excess of deferral limits paid in cash

16.	Consists of $96,884 for the personal use of company aircraft

17.	Consists of $976 as dividend equivalents on unvested restricted stock, $400 contribution to a retiree medical saving account, $13,026 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $14,372 of deferrable profit sharing in excess of deferral limits paid in cash

18.	Consists of $7,000 of personal spending allowance, and $93,177 for the personal use of company aircraft

19.	Consists of $388 as dividend equivalents on unvested restricted stock, $400 contribution to a retiree medical saving account, $15,768 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $21,238 of deferrable profit sharing in excess of deferral limits paid in cash

20.	Consists of $10,000 of personal spending allowance, and $14,902 reimbursement of company loan interest expense

21.	Consists of a $116,818 of loan forgiveness of 75% of the principal balance of a company loan due for the purchase of Class C common stock plus a 45% gross-up, $441 interest paid on deferred compensation account, $12,763 as dividend equivalents on unvested restricted stock, $400 contribution to a retiree medical savings account, and $7,940 of employer’s deferred profit sharing and matching contributions to a 401(k) plan

22.	Consists of $10,199 of personal spending allowance, and $14,901 reimbursement of company loan interest expense

23.	Consists of $15,125 as dividend equivalents on unvested restricted stock, $400 contribution to a retiree medical saving account, $13,026 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $6,090 of deferrable profit sharing in excess of deferral limits paid in cash

24.	Consists of $3,500 of personal spending allowance, $440 for personal use of company resort, and $14,901 reimbursement of company loan interest expense

25.	All shares granted at $136.05 per share. 213 shares will vest 100% in October 2005. 7,875 shares will vest in October 2011, but may be accelerated at various times depending on company performance

26.	Consists of $7,301 as dividend equivalents on unvested restricted stock, $400 contribution to a retiree medical savings account, $15,768 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $8,721 deferrable profit sharing in excess of deferral limits paid in cash

27.	Consists of $9,990 of personal spending allowance, and $16,749 reimbursement of company loan interest expense

28.	Consists of a $149,797 of loan forgiveness of 75% of the principal balance of a company loan due for the purchase of Class C common stock plus a 45% gross-up, $13,113 as dividend equivalents on unvested restricted stock, $400 contribution to a retiree medical savings account, and $6,868 of employer’s deferred profit sharing and matching contributions to a 401(k) plan

29.	Consists of $6,581 of personal travel allowance, $10,000 of personal spending allowance, and $21,900 reimbursement of company loan interest expense

30.	Consists of a $67,096 of loan forgiveness of 50% of the principal balance of a company loan due plus a 45% gross-up, $16,006 as dividend equivalents on unvested restricted stock, $400 contribution to a retiree medical saving account, $11,994 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $6,090 of deferrable profit sharing in excess of deferral limits paid in cash

31.	Consists of $1,848 of personal spending allowance, $2,800 of personal travel allowance, $12,740 of dividend make-up bonus, and $21,900 reimbursement of company loan interest expense

32.	All shares granted at $136.05 per share. 340 shares will vest 100% in October 2005. 7,875 shares will vest in October 2011, but may be accelerated at various times depending on company performance

33.	Consists of $8,625 as dividend equivalents on unvested restricted stock, $400 contribution to a retiree medical savings account, $14,771 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $8,721 deferrable profit sharing in excess of deferral limits paid in cash

34.	Consists of $149,297 performance bonus for the fiscal six month period ended January 3, 2003, $159,020 retention bonus and $143,387 expatriate bonus

35.	Consists of $100,118 of expatriate allowance and $10,000 of personal spending allowance

36.	Consists of $265 as dividend equivalents on unvested restricted stock

37.	Mr. Armstrong joined us following the acquisition of DiverseyLever in May 2002. All components of 2002 compensation relate to the period May through December. He was not an employee during 2001.

38.	Consists of $55,603 of expatriate allowance

Option/SAR Grants in Last Fiscal Year

Stock options were granted to the named executive officers during our fiscal year 2003. No SARs were granted to these named executive officers during this period.

	Number of Securities Underlying Options Granted (1)	Percent of Total Options Granted to Employees in 2003	Average Exercise Price ($/Sh) (2)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name				5% ($)	10% ($)
Gregory E. Lawton	23,000	12%	$111	$1,603,008	$4,062,338
S. Curtis Johnson III	23,000	12%	111	1,603,008	4,062,338
Michael J. Bailey	6,210	3%	111	435,014	1,102,410
JoAnne Brandes	6,210	3%	111	435,014	1,102,410
Greame D. Armstrong	4,310	2%	112	303,148	768,235

(1)	Two option grants were awarded in 2003. The first grant awarded options that were authorized in the fourth quarter of 2002 and have an exercise price of $106.93. They will vest 100% in four years from the authorization date, or October 2006. The second grant has an exercise price of $115.07 and will vest 100% in four years, or March 2007.

(2)	Computed as the weighted average exercise price based upon actual quantity of options granted during each of the two grants in 2003.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

The following table summarizes pertinent information concerning the exercise of stock options to purchase class C common stock of Commercial Markets Holdco during our fiscal year 2003 by each of the named executive officers and the fiscal year-end value of unexercised options.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at End of 2003 Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options at End of 2003 (1) Exercisable/ Unexercisable
Gregory E. Lawton	1,600	$61,152	0/33,995	$0/$2,455,602
S. Curtis Johnson III	—	—	25,416/59,300	2,100,124/1,066,415
Michael J. Bailey	—	—	325/9,029	26,855/672,755
JoAnne Brandes	—	—	697/9,029	41,261/667,388
Graeme D. Armstrong	—	—	0/4,310	0/482,032

(1)	At January 2, 2004, an estimated market value of $115.07 per share of class C common stock was used to determine the value of the in-the-money options.

Pension Plan

Employees who have completed at least one year of service with us with more than 1,000 hours of service and who work a regular schedule of at least 20 hours a week are eligible to participate in our “cash balance” retirement plan. Each participant has an account balance which represents his or her benefit under the retirement plan. Under the retirement plan, we make annual credits to a participant’s cash balance account in an amount equal to 5% of the participant’s eligible compensation up to the Social Security wage base and 10% in excess thereof and an investment credit each plan year. The investment credit is based on the value of the participant’s cash balance account as of December 31 of the prior year and 75% of the rate of return earned by the pension trust. The investment credit will never be less than 4%. Our retirement plan consists of two components: a qualified retirement plan and a non-qualified plan. For purposes of the qualified retirement plan, “eligible compensation” is the participant’s salary and bonus as included in the Summary Compensation Table above, subject to an annual limitation imposed by law which for 2003 was $200,000. For amounts of eligible compensation above the annual limitation, the credits for each participant continue under the non-qualified plan. Each participant becomes fully vested in the benefits under the retirement plan after five years of employment. Vested benefits may be paid upon termination of employment or retirement. Under the plan, a participant is eligible to retire at age 50 with at least 10 years of service. The retirement plan specifies various options that participants may select for the distribution of their accrued balance, including forms of annuity payments and lump sum distributions.

The retirement plan has a “grandfather” clause under which employees who were employed by us on or before June 1, 1998, have their retirement benefit calculated under both the cash balance account and the grandfathered formula. The grandfathered employee receives whichever alternative, the cash balance account or grandfathered formula, results in the higher retirement plan benefit. Benefits will continue to grow in the grandfathered alternative until June 1, 2008, at which time the benefit under that formula will be frozen. There is a two-part formula to determine the grandfathered benefits: benefits for service before 1975 and benefits for service after January 1, 1975. These amounts are added together to determine the participant’s monthly pension amount upon retirement.

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

The participant’s percentage of final average monthly pay is the percentage that corresponds to the sum of the participant’s age and years of service before retirement (which sum is referred to in the table as points) in the table below:

Points	Pension as % of Final Average Monthly Pay	Points	Pension as % of Final Average Monthly Pay	Points	Pension as % of Final Average Monthly Pay
62	6.0	75	12.5	88	19.0
63	6.5	76	13.0	89	19.5
64	7.0	77	13.5	90	20.0
65	7.5	78	14.0	91	20.5
66	8.0	79	14.5	92	21.0
67	8.5	80	15.0	93	21.5
68	9.0	81	15.5	94	22.0
69	9.5	82	16.0	95	22.5
70	10.0	83	16.5	96	23.0
71	10.5	84	17.0	97	23.5
72	11.0	85	17.5	98	24.0
73	11.5	86	18.0	99	24.5
74	12.0	87	18.5	100	25.0

The participant’s monthly pension for service before 1975 is calculated using the percentage formula as follows:

8/10 o f 1% (.008)	x	Final average monthly pay	x	Years of service before 1975	=	Monthly pension service before 1975

For service to us before 1975, the participant receives the greater of the two monthly pension amounts calculated using the point formula and percentage formula.

A participant’s monthly benefit for service beginning in January 1975 or later is coordinated with Social Security using a three-step formula. First, the participant’s retirement amount is calculated using the following formula:

Final average monthly pay	x	1.75%	x	Years of Service after January 1, 1975	=	Retirement Amount

Next, the participant’s portion of primary Social Security paid by us is calculated:

Monthly Social Security benefit	x	Company’s share (1/2)	x	1/30	x	Years of service after January 1, 1975	=	Portion of primary Social Security paid for by the Company beginning January 1, 1975

Primary Social Security is an estimate of the participant’s monthly Social Security benefit he or she can receive at age 62. If the participant retires after age 62, primary Social Security is the estimated amount he or she can receive as of his or her retirement date.

The difference between the participant’s retirement amount and the primary Social Security paid by us since January 1, 1975, represents the participant’s monthly benefit for services after January 1, 1975. The total monthly benefit the participant receives under the grandfather clause of our retirement plan is equal to the sum of the monthly benefit for services before 1975 and the monthly benefit for services after January 1, 1975.

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

Executive Officer	Qualified Retirement Plan
Gregory E. Lawton	$393,097
S. Curtis Johnson III	1,255,267
Michael J. Bailey	424,875
JoAnne Brandes	1,200,333
Graeme D. Armstrong*	N/A

*	Mr. Armstrong resides in the Netherlands and does not participate in this plan.

The following table sets forth the estimated lump sum payable to each of the named executive officers at normal retirement age of 65, assuming 3% annual increases in eligible compensation until retirement, 2% annual increases in Social Security wage base and Consumer Price Index and an annual investment credit of 4% under our non-qualified retirement plan:

Executive Officer	Non-Qualified Retirement Plan
Gregory E. Lawton	$2,283,455
S. Curtis Johnson III	2,962,204
Michael J. Bailey	792,990
JoAnne Brandes	966,302
Graeme D. Armstrong	N/A	*

*	Mr. Armstrong participates in our SERA program which provides for total income replacement of 66 2/3% for retirement at age 60. An allowance for variable pay shall be determined in accordance with the SERA plan and is limited to a maximum of 20%.

Mr. Lawton, Ms. Brandes and Mr. Bailey also participate in funded supplemental executive retirement plans. The provisions of the plans entitle them to a monthly benefit payable in a single life annuity equal to one-twelfth of $400,000, $50,000 and $200,000, respectively, upon retirement. Retirement is defined as attaining age 58 and completing at least eight years of service with us or our predecessor for Mr. Lawton, attaining age 58 for Ms. Brandes and attaining age 60 for Mr. Bailey. If Mr. Lawton’s, Ms. Brandes’ or Mr. Bailey’s employment is terminated due to a change in control of our company, he or she is entitled to receive the same benefit as if his/her retirement had occurred on the day before the change in control. The projected benefit obligations upon the attainment of age 58 by Mr. Lawton and Ms. Brandes and age 60 by Mr. Bailey are disclosed below:

	Year of Retirement	Projected Benefit Obligation
Gregory E. Lawton	2008	$4,157,148
Michael J. Bailey	2011	512,757
JoAnne Brandes	2012	2,215,325

Long-Term Equity Incentive Plan

Commercial Markets Holdco’s long-term equity incentive plan permits the compensation committee of Commercial Markets Holdco’s board of directors broad discretion to grant stock options to purchase shares of class C common stock of Commercial Markets Holdco to Commercial Markets Holdco’s and its subsidiaries’, including our outside directors, officers and employees who are responsible to contributing to the growth and profitability of its and the subsidiaries’ businesses. The total number of class C common stock of Commercial Markets Holdco that may be issued under its long-term equity incentive plan is 15% of the number of available shares of class A, class B and class C common stock and series A preferred stock of Commercial Markets Holdco. The maximum share number may be adjusted if Commercial Markets Holdco undertakes a stock split, stock dividend or similar transaction. Under the terms of the long-term equity incentive plan, if an employee is terminated for cause or terminates his employment without good reason, his unvested stock options will be canceled, and if the employee is terminated for any other reason, the compensation committee has the discretion to determine if his unvested stock options will be canceled. Further, if an outside director’s services are terminated, his unvested stock options will be canceled. In any event, the terminated employee or director must exercise any vested stock options within 90 days after termination. Under the terms of the plan, an optionee may not sell or otherwise dispose of his stock options, and with respect to shares of class C common stock issued upon exercise of stock options, may not sell or otherwise dispose of those shares prior to six months after the exercise of the stock options. If the optionee wishes to sell his class C common stock after the six-month period, the optionee must first offer those shares to Commercial Markets Holdco. An offer and subsequent purchase of shares by Commercial Markets Holdco must occur during April, May, October or November unless employment has terminated for any reason. Commercial Markets Holdco may purchase those shares within 60 days of receipt of the offer at the value determined in accordance with the terms of the long-term equity incentive plan. In addition, Commercial Markets Holdco has the right to repurchase any shares if the optionee ceases to be employed by one of its subsidiaries. Finally, in the event of a change in control, as defined in the plan, the compensation committee may:

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

Director Compensation

The Vice Chairman of our board of directors, who also serves as the Chairman of the compensation committee, is paid $65,000 annually. The other directors who are not our employees are paid $50,000 annually. All of the directors who receive annual retainers receive at least 50% of the cash value of their annual retainer in class C common stock of Commercial Markets Holdco and have the opportunity to elect to receive the full amount of the retainer in such shares. Additionally, all non-employee directors receive options to purchase class C common stock of Commercial Markets Holdco under the long-term equity incentive plan to purchase a number of shares whose value on the date of grant is equal to about 50% of each director’s annual retainer. All of our directors are also directors of Holdings. The above described fees are fees for serving on both our and Holdings’ boards of directors. Members of our board of directors who are also our employees receive no additional compensation for service on the board.

Employment Agreements

On November 8, 1999, we entered into employment agreements with Gregory E. Lawton, Michael J. Bailey and JoAnne Brandes. We also intend to enter into an employment agreement with Graeme Armstrong, formalizing the terms of our existing agreement with him. Except for compensation provisions, the terms of these agreements are substantially similar. The employment agreements require the executive to maintain the confidentiality of our proprietary information and refrain from competing with and soliciting employees from us during his or her employment and for a period of up to two years after termination. Under these agreements, in addition to their annual salary, the executives are eligible to receive a performance bonus. Mr. Bailey’s, Ms. Brandes’ and Mr. Armstrong’s target bonuses are 65% of base salary and Mr. Lawton’s target bonus is 100% of base salary. Depending on the achievement of specified objectives, the amount of the bonus may range between 0% and 200% of the target. In addition to salary and performance bonuses, each of the executives is entitled to an annual flexible spending account, which may be used for specified personal expenses, and to participate in our long-term equity incentive plan under the terms described below. The amounts available under the flexible spending accounts are as follows: Mr. Lawton, $17,500; Mr. Bailey, Ms. Brandes and Mr. Armstrong, $10,000. Under their employment agreements, if Mr. Bailey, Ms. Brandes or Mr. Armstrong are terminated without cause, he or she is entitled to receive continuation of his or her base salary for a period of one year following termination of his or her employment with us and a pro-rated performance bonus for the fiscal year in which the termination occurs. Under Mr. Lawton’s employment agreement, if he is terminated without cause, he is entitled to receive continuation of his base salary and bonus payments at the target level during the two-year period following termination of his employment with us. The executives are entitled to reimbursement of expenses under their flexible spending accounts. In addition, Mr. Armstrong is subject to compensation as an expatriate employee. The amount of this additional expatriate compensation totaled $100,118 for the year ended January 2, 2004 and $55,603 for the eight month period ended January 3, 2003, respectively.

Messrs. Lawton, Bailey and Armstrong and Ms. Brandes are eligible to participate in Commercial Markets Holdco’s long-term incentive plan and may also be provided with an opportunity to purchase shares of class C common stock of Commercial Markets Holdco. In connection with their purchases of shares in 1999 and 2000, the offers provided that for each four shares purchased by the executive, the executive was awarded one share of restricted stock and a stock option to purchase one share of class C common stock of Commercial Markets Holdco. The restricted share becomes vested four years from the date of grant. If the executive resigns or is terminated for cause, he or she will forfeit all unvested shares of restricted stock and options. If the executive is terminated due to death, disability or retirement, all shares of restricted stock and options will become immediately vested. If the executive is terminated for other reasons, Commercial Markets Holdco’s compensation committee will determine if his or her unvested shares of restricted stock and options are forfeited. In connection with the executive’s stock purchase, we agreed to lend the executive funds to purchase the shares at the applicable federal rate. Each loan is due and payable four years after the date of the loan. If the executive remains employed by us when the loan is due, 50% of the principal amount of the loan is forgiven. Up to the remaining 50% may be forgiven at the discretion of our board of directors. In August 2003, the compensation committee of our board of directors approved the forgiveness of an additional 25% of specified existing loans made to these named officers pursuant to their respective employment agreements. To the extent the principal of the loan is forgiven, the executive receives a tax gross-up bonus. In addition to the loan, during the term of employment with us, each executive receives a bonus that is equal to the interest due on the loan. The bonus is paid to the executive at the time interest is due on the loan. No new executive loans relating to the purchase of common stock have been made since December 2000. Additional detail with respect to outstanding loans is provided under “Item 13. Certain Relationships and Related Transactions - Transactions with Management.”

The long-term incentive plan provides that stock options granted to Messrs. Lawton, Bailey and Armstrong and Ms. Brandes will become vested seven years after the date of grant, and vested options will be exercisable for a period of ten years following the date of grant. If the executive resigns or is terminated for cause, all of the executive’s unvested options will be forfeited. If the executive is terminated due to death, disability or retirement, all of his or her stock options will become immediately vested and exercisable. If he or she is terminated for other reasons, Commercial Markets Holdco’s compensation committee will determine if the executive’s options are forfeited. The executive will have 90 days after the date of his or her termination of employment with us to exercise vested stock options. In addition, under the agreements, we may repurchase any shares of common stock upon the executive’s termination of employment.

On December 6, 2001, we entered into an agreement with S. Curtis Johnson III under which he is eligible to participate in the long-term equity incentive plan. The agreement provides that stock options granted to Mr. Johnson will become vested four years after the date of grant, and his vested options will be exercisable for a period of seven years following the date of grant. Commercial Markets Holdco’s compensation committee may accelerate the vesting of Mr. Johnson’s options. If Mr. Johnson resigns or is terminated for cause, he will forfeit all of his unvested options. If Mr. Johnson is terminated due to death, disability or retirement, all of his stock options will become immediately vested and exercisable. If Mr. Johnson is terminated for other reasons, Commercial Markets Holdco’s compensation committee will determine if his options are forfeited. Mr. Johnson will have 90 days after the date of his termination of employment with us to exercise his vested stock options.

Compensation Committee Interlocks and Insider Participation

Subject to the terms of the stockholders’ agreement among Unilever, Commercial Markets Holdco and Holdings, the compensation committee of our board of directors establishes our compensation policies and the compensation of our officers and establishes and administers our compensation programs. “See Item 13, Certain Relationships and Related Transactions”. The members of our compensation committee are Neal Nottleson, chairman of the compensation committee, Todd Brown, Irene Esteves, Robert Howe, S. Curtis Johnson III and Reto Wittwer. Other than S. Curtis Johnson III, our Chairman and a descendant of Samuel Curtis Johnson, none of these directors is, or has been, an officer or employee of JohnsonDiversey, Holdings or Commercial Markets Holdco.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of January 2, 2004, with respect to compensation plans under which shares of class C common stock of Commercial Markets Holdco are authorized for issuance under compensation plans previously approved and not previously approved by our stockholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	304,105	$112.05	57,274	(1)
Equity compensation plans not approved by security holders	—	N/A	—

Total	304,105	$112.05	57,274

(1)	Excludes 42,452 shares of unvested restricted stock awards; any of such awards that do not vest will increase the number of shares available for issuance pursuant to future long-term equity incentive plan awards.

Except for one share owned by S.C. Johnson & Son, Inc., Holdings owns all of our outstanding shares of common stock. Commercial Markets Holdco owns two-thirds of the equity interests of Holdings and Marga B.V., which is 100% owned by Unilever, owns one-third of the equity interests of Holdings. The stockholders’ agreement among Unilever, Holdings and Commercial Markets Holdco and the certificate of incorporation of Holdings generally require, with specified exceptions, the approval of stockholders holding more than 90% of the outstanding shares of Holdings to effect various transactions and actions by Holdings and its subsidiaries, including the sale or other disposition of shares of our common stock. “See Item 13, Certain Relationships and Related Transactions – Relationships with Unilever – Stockholders Agreement.” In addition, two of the eleven members of the board of directors of Holdings are officers and/or directors of Unilever. Accordingly, Unilever and Commercial Markets Holdco would be deemed to have shared investment power over all of the shares of our common stock owned by Holdings.

None of our directors or officers owns shares of our common stock. However, several of our directors and officers own shares of the common stock of Commercial Markets Holdco.

The following table sets forth information regarding beneficial ownership of the common and preferred stock of Commercial Markets Holdco as of March 5, 2004, held by:

•	our directors;

•	our Chief Executive Officer and our four other most highly compensated executive officers; and

•	all directors and executive officers as a group.

In addition, the following table sets forth information regarding beneficial ownership of the common and preferred stock of Commercial Markets Holdco held by Samuel C. Johnson. Samuel C. Johnson has voting and investment power with respect to 242,136 shares of class A common stock of Commercial Markets Holdco, or 53.9% of the voting power of Commercial Markets Holdco. Because Commercial Markets Holdco has a controlling interest in our direct parent, Holdings, and has shared investment power over all of the shares of our common stock owned by Holdings, Samuel C. Johnson may be deemed to share voting and investment power with respect to all shares of our common stock owned by Holdings.

Beneficial ownership is calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Except as otherwise noted, we believe that each of the holders listed below has sole voting and investment power over the shares beneficially owned by the holder.

Name and Address of Beneficial Owner (1)	Title of Class (2)	Amount and Nature of Beneficial Ownership (3)		Percent of Class Outstanding
Five Percent Owners:
Samuel C. Johnson	Class A Common	242,136	(4)	53.9%
4041 North Main Street	Class B Common	800,000	(5)	28.3%
Racine, Wisconsin 53402	Series A Preferred	85,323	(6)	36.3%

Directors:
Todd C. Brown	Class C Common	506		*
Irene M. Esteves	Class C Common	2,043	(7)	1.9%
Robert M. Howe	Class C Common	1,824	(7)	1.7%
Helen P. Johnson-Leipold	Class B Common	525,271	(8)	18.6%
	Class C Common	557		*
	Series A Preferred	28,499	(9)	12.1%
Clifton D. Louis	Class B Common	32,603	(10)	1.2%
	Class C Common	1,010		*
Neal R. Nottleson	Class A Common	400		*
	Class B Common	4,925		*
	Class C Common	1,994	(11)	1.8%
Reto Wittwer	Class C Common	267		*

Named Executive Officers:
Gregory E. Lawton	Class C Common	24,942		22.8%
S. Curtis Johnson III	Class A Common	10,331	(12)	2.3%
	Class B Common	547,378	(13)	19.4%
	Class C Common	27,950	(14)	25.5%
	Series A Preferred	51,420	(15)	21.9%
Michael J. Bailey	Class C Common	4,746	(16)	4.3%
JoAnne Brandes	Class B Common	6,777		*
	Class C Common	7,446	(17)	6.8%
	Series A Preferred	200		*
Graeme D. Armstrong	Class C Common	420		*

All Directors and Executive Officers as a Group (24 persons)	Class A Common	10,731		2.4%
	Class B Common	659,536		23.3%
	Class C Common	99,011	(18)	90.4%
	Series A Preferred	53,510		22.8%

*	Indicates that the percentage of shares beneficially owned does not exceed 1% of the class.

(1)	Except as otherwise indicated, the mailing address of each person shown is c/o JohnsonDiversey, Inc., 8310 16th Street, P.O. Box 902, Sturtevant, Wisconsin 53177-0902.

(2)	The equity securities of Commercial Markets Holdco consist of class A common stock, par value $1.00 per share, class B common stock, par value $1.00 per share, class C common stock, par value $1.00 per share and series A convertible preferred stock, par value $100.00 per share. The holders of class A common stock of Commercial Markets Holdco are entitled to one vote on all matters submitted for a vote of the security holders of the company. The class B common stock are non-voting securities. The holders of class C common stock have no voting rights other than the right to elect one director who must be an officer of Commercial Markets Holdco. The series A convertible preferred stock has no voting rights other than the right to vote on the creation or issuance of any equity securities that would rank senior to the series A convertible preferred stock and the right to elect one director if the company fails to pay cash dividends in specified circumstances.

(3)

For purposes of this table, shares are considered to be “beneficially” owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities, and a person is considered to be the beneficial owner of shares if that person has the right to acquire the beneficial ownership of the shares within 60 days of March 5, 2004. Unless otherwise noted, the beneficial owners have sole voting and dispositive power over their shares listed in this column.

(4)	These shares are owned by the H.F. Johnson Distributing Trust B, f/b/o Samuel C. Johnson et. al. Samuel C. Johnson is the trustee of the H.F. Johnson Distributing Trust B. Samuel C. Johnson has granted a one-year revocable proxy to vote the shares to S. Curtis Johnson III. The proxy expires in January 2005.

(5)	Consists of 500,000 shares of class B common stock owned by H.F.J. Holding Co., Inc., 200,000 shares of class B common stock owned by Windpoint 1970 Holding Company and 100,000 shares owned by Nomad Investment Co. Inc. The H.F. Johnson Family Trust is the sole shareholder of each of these companies. Samuel C. Johnson is the trustee of the H.F. Johnson Family Trust.

(6)	Includes 17,557 shares of series A convertible preferred stock owned by H.F. Johnson Distributing Trust B, f/b/o Samuel C. Johnson et al. See note 4 above. Also includes 36,254 shares of series A convertible preferred stock owned by H.F.J. Holding Co., Inc., 21,751 shares of series A convertible preferred stock owned by Windpoint 1970 Holding Company and 9,761 shares of series A convertible preferred stock owned by Samuel C. Johnson 1988 Trust No. 1. The H.F. Johnson Family Trust is the sole shareholder of H.F.J. Holding Co., Inc. and of Windpoint 1970 Holding Company. Samuel C. Johnson is the trustee of the H.F. Johnson Family Trust and the Samuel C. Johnson 1988 Trust No. 1.

(7)	Includes 900 shares of class C common stock subject to outstanding options.

(8)	Includes 129,000 shares of class B common stock owned by Cayuga 1993 Limited Partnership, 105,830 shares of class B common stock owned by Rochester 1993 Limited Partnership, and 110,868 shares of class B common stock owned by Johnson Family Partnership L.P. The Helen Johnson-Leipold Third Party Gift and Inheritance Trust, over which Ms. Johnson-Leipold has voting and investment power, is a general partner of each of these limited partnerships and shares voting and investment power. This number also includes 26,000 shares of class B common stock owned by S, F & H Partners, L.P., 41,775 shares of class B common stock owned by HELSA Associates II, L.P., 21,306 shares of class B common stock owned by Combined Partners L.P. and 78 shares of class B common stock owned by H.P.J.L. Corporation. Ms. Johnson-Leipold is a general partner of HELSA Associates II, L.P., which is a general partner of both Combined Partners L.P. and S, F & H Partners, L.P. She is also an officer and director and the sole shareholder of H.P.J.L. Corporation. Finally, this number also includes 90,414 shares of class B common stock owned by C and H Investment Co., Inc. The Helen Johnson-Leipold Third Party Gift and Inheritance Trust is a general partner of Curelle II L.P., which is a general partner of Curelle Associates L.P. Curelle Associates, L.P. owns all of the outstanding common stock of C and H Investment Co., Inc.

(9)	Includes 9,353 shares of series A convertible preferred stock owned by Cayuga 1993 Limited Partnership, 7,673 shares of series A convertible preferred stock owned by Rochester 1993 Limited Partnership, and 8,039 shares of series A convertible preferred stock owned by Johnson Family Partnership L.P. The Helen Johnson-Leipold Third Party Gift and Inheritance Trust is a general partner of each of these limited partnerships and shares voting and investment power. This number also includes 1,885 shares of series A convertible preferred stock owned by S, F & H Partners, L.P., 1,544 shares of series A convertible preferred stock owned by Combined Partners L.P. and 5 shares of series A convertible preferred stock owned by H.P.J.L. Corporation. Ms. Johnson-Leipold is a general partner of HELSA Associates II, L.P., which is a general partner of both Combined Partners L.P. and S, F & H Partners L.P. She is also an officer and director and the sole shareholder of H.P.J.L. Corporation.

(10)	Includes 1,960 shares of class B common stock owned by each of the Henrietta J. Louis 1994 Irrevocable Trust, the Madeline Ann Louis 1994 Irrevocable Trust and the Timothy C. Louis, Jr. 1994 Irrevocable Trust. Mr. Louis is co-trustee of these trusts but has sole voting and investment power with respect to the shares.

(11)	Includes 1,080 shares of class C common stock subject to outstanding options.

(12)

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

(13)	Includes 129,000 shares of class B common stock owned by Cayuga 1993 Limited Partnership, 105,830 shares of class B common stock owned by Rochester 1993 Limited Partnership, 21,306 shares of class B common stock owned by Combined Partners L.P. and 110,868 shares of class B common stock owned by Johnson Family Partnership L.P. The S. Curtis Johnson Third Party Gift and Inheritance Trust is a general partner of each of these limited partnerships and shares voting and investment power. This number also includes 90,414 shares of class B common stock owned by C and H Investment Co., Inc. and includes 47,651 shares of class B common stock owned by C&S Partners II L.P., of which S. Curtis Johnson III is a general partner and shares voting and investment power. S. Curtis Johnson III is a general partner of Curelle SCJ III, L.P., which is a general partner of Curelle Associate, L.P. Curelle Associate, L.P. owns all of the outstanding common stock of C and H Investment Co., Inc. Finally, this number also includes 30,000 shares of class B common stock owned by the Herbert F. Johnson Foundation Trust #1, 2,014 shares of class B common stock owned by the S. Curtis Johnson Third Party Gift and Inheritance Trust and 10,295 shares of class B common stock owned by the S. Curtis Johnson III Family Trust. S. Curtis Johnson III is the trustee of the S. Curtis Johnson III Family Trust. See note 12 above.

(14)	These shares are owned by the S. Curtis Johnson Third Party Gift and Inheritance Trust. See note 12 above. Includes 25,416 shares of class C common stock subject to outstanding options.

(15)	Includes 9,353 shares of series A convertible preferred stock owned by Cayuga 1993 Limited Partnership, 7,673 shares of series A convertible preferred stock owned by Rochester 1993 Limited Partnership, 1,544 shares of series A convertible preferred stock owned by Combined Partners L.P. and 8,039 shares of series A convertible preferred stock owned by Johnson Family Partnership L.P. The S. Curtis Johnson Third Party Gift and Inheritance Trust is a general partner of each of these limited partnerships and shares voting and investment power. This number also includes 7,250 shares of series A convertible preferred stock owned by Herbert F. Johnson Foundation Trust #1, 746 shares of series A convertible preferred stock owned by S. Curtis Johnson III Family Trust, 363 shares of series A convertible preferred stock owned by SCJ III Family Line Investments, Inc., 8,334 shares of series A convertible preferred stock owned by S. Curtis Johnson Third Party Gift and Inheritance Trust and 8,118 shares of series A convertible preferred stock owned by Helen J. Leipold Third Party Gift and Inheritance Trust. S. Curtis Johnson III is the trustee of each of S. Curtis Johnson III Family Trust and SCJ III Family Line Investments, Inc. The trustee of the Helen J. Leipold Third Party Gift and Inheritance Trust is the Johnson Trust Company, over which S. Curtis Johnson III has voting and investment power. See note 12 above.

(16)	Includes 325 shares of class C common stock subject to outstanding options.

(17)	Includes 697 shares of class C common stock subject to outstanding options.

(18)	Includes 30,853 shares of class C common stock subject to outstanding options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following summarizes the material terms of various agreements and arrangements that we have entered into with our directors, executive officers, affiliates, including S.C. Johnson & Son and Unilever, and other beneficial owners of our company.

Relationships with S.C. Johnson & Son

Until 1999, we were a wholly owned subsidiary of S.C. Johnson & Son, a leading manufacturer and marketer of branded consumer products for air care, home cleaning, insect control, home food management and personal care that Samuel Curtis Johnson founded in 1886. In November 1999, we were separated from S.C. Johnson & Son in a tax-free spin-off to descendants of Samuel Curtis Johnson and the other stockholders of S.C. Johnson & Son. In connection with the 1999 spin-off, we entered into a number of agreements relating to the separation from S.C. Johnson & Son and the ongoing relationship of the two companies after the spin-off. A number of these agreements relate to our ordinary course of business, while others pertain to our historical relationship with S.C. Johnson & Son and our former status as a wholly owned subsidiary of S.C. Johnson & Son. The material terms of these agreements, amendments to these agreements and other agreements and arrangements entered into since the 1999 spin-off are summarized below.

Leases. We have entered into several leases with S.C. Johnson & Son for space in S.C. Johnson & Son’s Waxdale manufacturing facility. Under two short-term leases, we lease about 45,600 square feet of manufacturing space for our professional business and about 17,000 square feet of manufacturing space for our polymer business. These leases expire on July 2, 2004, and automatically renew for additional one-year terms, unless terminated earlier. Under two long-term leases, we lease about 180,000 square feet of manufacturing space for our professional business and about 143,500 square feet of manufacturing space for our polymer business. These long-term leases expire on June 2, 2009, and automatically renew for additional five-year terms, unless terminated earlier. The leases may be terminated by S.C. Johnson & Son as a result of an event of default under the leases, if the license agreements or technology disclosure and license agreement referred to below terminate, or upon prior notice by S.C. Johnson & Son of 18 months in the case of the long-term lease for our professional business, 30 months in the case of the long-term lease for our polymer business and six months in the case of both short-term leases. In addition, if the long-term lease for our polymer business is terminated under specified circumstances by either party, we must pay to S.C. Johnson & Son an amount equal to the then-current net book value of the rented space. For the fiscal years ended January 2, 2004, and January 3, 2003, we paid S.C. Johnson & Son an aggregate of $2.7 and $2.7 million, respectively, under the Waxdale leases. In addition to the Waxdale leases, we lease facilities at other locations from S.C. Johnson & Son, including facilities in Brazil, Chile, Japan and Greece under the Administration Services and Shared Services Agreements described below.

License Agreements. Under a license agreement, S.C. Johnson & Son has granted us an exclusive license to use specified trade names, housemarks and brand names incorporating “Johnson” (including “Johnson Wax Professional”) and “Drackett,” including the right to use “Johnson” with our owned trade name “Diversey,” in the institutional and industrial channels of trade and in specified channels of trade approved by S.C. Johnson & Son in which both our professional business and S.C. Johnson & Son’s consumer business operate, which we refer to as “cross-over” channels of trade. S.C. Johnson & Son has the unilateral right to eliminate any existing, or to withhold approval of any proposed future, cross-over channels of trade (including cross-over channels of trade in which DiverseyLever products are sold by us after the closing of the acquisition) and can terminate the license agreement if we sell any products in the cross-over channels of trade that are not authorized under the license agreement. S.C. Johnson & Son has also granted us a license to use specified S.C. Johnson & Son brand names in connection with various products sold in institutional and industrial channels of trade and the cross-over channels of trade. We have the right to grant sublicenses under the license agreement to our subsidiaries.

Under this license agreement, we have paid to S.C. Johnson & Son a royalty fee equal to 4% of our and our sub licensees’ net sales of the products bearing the S.C. Johnson & Son brand names. Effective January 1, 2003, the license agreement also provides for a royalty fee equal to 6% for S.C. Johnson & Son brand names added after January 1, 2003, and for certain products having S.C. Johnson & Son brand names that are actually produced by S.C. Johnson & Son. For the fiscal years ended January 2, 2004, and January 3, 2003, we paid S.C. Johnson & Son a total royalty fee of $4.1 million and $2.7 million, respectively. Pursuant to an adjustment clause in the license agreement, as of May 1, 2007, the royalty rate on products at the 4% rate will increase to 6%.

The license agreement terminates on May 2, 2011, and may be extended to May 2, 2012, provided the license agreement has not been terminated by S.C. Johnson & Son prior to May 4, 2004. Thereafter, the license agreement automatically renews for successive two-year terms. The license agreement automatically terminates if:

•	we, Holdings or Commercial Markets Holdco undergo a change of control;

•	prior to the spin-off of any subsidiary, we fail to change the name of that subsidiary to a name that does not include “Johnson;”

•	we make any assignment for the benefit of creditors, a trustee or receiver is appointed to administer our business or we are in voluntary or involuntary bankruptcy;

•	a country or governmental entity nationalizes or acquires any interest in us; or

•	if we, Holdings, Commercial Markets Holdco or any of the sub licensees enters into a joint venture, co- marketing arrangement, or other strategic alliance with a competitor of S.C. Johnson & Son, or 10% or more of the voting shares or other issued and outstanding equity interests of us, Holdings, Commercial Markets Holdco or any of the sub licensees is acquired by a competitor of S.C. Johnson & Son or if the license agreement is directly or indirectly assigned, assumed or in any way transferred to a competitor of S.C. Johnson & Son.

S.C. Johnson & Son may terminate the license agreement in whole or in part:

•	if we or any of our sub licensees are in material breach of the license agreement;

•	for any actions by us or our sub licensees that are detrimental to the best interests of S.C. Johnson & Son or the goodwill of any trade name, housemark or trademark, as determined by the board of directors of S.C. Johnson & Son;

•	if Unilever transfers any of its ownership interest in us or Holdings to a third party;

•	if any rights under the license agreement are assigned or transferred;

•	if any of the following has occurred or is continuing with respect to indebtedness under any agreement or arrangement under which indebtedness of at least $25 million is outstanding:

(1) we, Holdings or any subsidiary fail to make any payment in respect of indebtedness when due, (2) any event occurs that results in acceleration of indebtedness, or (3) any event or condition occurs that permits the lenders under the senior secured credit agreement for our senior secured credit facilities or that permits a holder of the senior subordinated notes or of the senior discount notes of Holdings to accelerate the indebtedness there under; and

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

Under a technology disclosure and license agreement with S.C. Johnson & Son and Johnson Polymer, Inc., our subsidiary, each party has granted to the other party a license, with the right to grant sublicenses to their subsidiaries, to use the technology being used by that party in connection with products sold by that party under its own brand names and in its own channels of trade. The technology disclosure and license agreement also provides guidelines pursuant to which the parties may voluntarily disclose and sublicense to each other new technologies that they develop internally, acquire or license from third parties. The technology disclosure and license agreement terminates on May 2, 2011, and will extend automatically to May 2, 2012, if the license agreement has not been terminated by S.C. Johnson & Son prior to May 4, 2004. Thereafter, the license agreement automatically renews for successive two-year terms. The licenses granted to us and Johnson Polymer terminate upon the occurrence of specified bankruptcy or insolvency-related events involving us or Johnson Polymer or upon thirty days’ notice of an uncured material breach by us or Johnson Polymer. No fees are paid under the technology disclosure and license agreement.

After our 1999 separation from S.C. Johnson & Son, S.C. Johnson & Son continued to operate the professional and polymer businesses in various countries where we did not have operations. Under a territorial license agreement, we license the intellectual property rights to S.C. Johnson & Son to allow it to manufacture and sell our products in those countries. Under this agreement, S.C. Johnson & Son pays a royalty fee based on its and its sub licensees’ net sales of products bearing our brand names. This agreement expires on July 2, 2004, but will automatically renew for additional two-year terms. For the fiscal years ended January 2, 2004, and January 3, 2003, S.C. Johnson & Son paid an aggregate of $237,000 and $244,000, respectively, to us under the territorial license agreement. Since the separation, we have established operations in several countries and have purchased the inventory and other assets relating to the professional or polymer business in those countries from S.C. Johnson & Son.

Administrative Services and Shared Services Agreements. We have entered into several administrative services agreements with S.C. Johnson & Son. Under these agreements, S.C. Johnson & Son provides us with a wide range of central support services. These services include various information technology, office and mail support, property administration, risk management, accounting, medical center nursing and facilities maintenance, employee benefits administration, compensation and other services. In addition, the agreements provide for the use by us of several administrative and other properties owned by S.C. Johnson & Son. Generally, these agreements are for a one-year term but automatically renew for additional one-year terms, unless terminated earlier. S.C. Johnson & Son may terminate each agreement under specified circumstances or for any reason by providing prior written notice to us. In addition, S.C. Johnson & Son provides us with various business support services pursuant to shared services agreements in several countries, including Italy and the United Kingdom. For the fiscal years ended January 2, 2004, and January 3, 2003, we paid to S.C. Johnson & Son an aggregate of $29.8 million and $31.9 million, respectively, under all of these administrative services and shared services agreements, including $11.5 million and $10.8 million, respectively, of amounts paid to reimburse S.C. Johnson & Son for payroll, benefit and other miscellaneous costs paid by S.C. Johnson & Son on our behalf.

Joint Operating Agreement. Commercial Markets Holdco, our indirect parent, is party to a joint operating agreement with S.C. Johnson & Son, dated June 17, 1999, governing the use of several airplanes. Commercial Markets Holdco has a 18% ownership interest in those airplanes, and S.C. Johnson & Son holds the remaining ownership interests. Under the joint operating agreement, S.C. Johnson & Son agrees to provide Commercial Markets Holdco with various services relating to the airplanes, including administering the Federal Aviation Administration reporting requirements for Commercial Markets Holdco, providing all required maintenance and repairs for the airplanes, providing insurance and risk management services and maintaining qualified licensed pilots to pilot the airplanes. S.C. Johnson & Son may not terminate or reduce the level of any service without Commercial Markets Holdco’s prior consent. Under the joint operating agreement, Commercial Markets Holdco must pay S.C. Johnson & Son its proportional share of capital and operating costs for the airplanes. Commercial Markets Holdco’s share of the operating costs is based on the relative usage of the airplanes by our employees, and we have agreed to pay its share of the operating costs directly to S.C. Johnson & Son. The joint operating agreement terminates on July 2, 2004, and automatically renews for additional one-year terms. The joint operating agreement will also terminate upon a material breach or default under the agreement that is not cured within thirty days of written notice. In addition, the joint operating agreement terminates if at any time the voting control of either party is not directly or indirectly owned by a lineal descendant of Herbert Fisk Johnson, Jr., a descendant of Samuel Curtis Johnson. Finally, at any time after the joint operating agreement is terminated, S.C. Johnson & Son has the right to purchase Commercial Markets Holdco’s ownership interest in the airplanes at the fair market value of the airplanes. For the fiscal years ended January 2, 2004, and January 3, 2003, we paid an aggregate of $938,000 and $1.1 million, respectively, for operating costs in connection with the joint operating agreement. In addition, in connection with the joint operating agreement, Commercial Markets Holdco issued a promissory note in the principal amount of $429,000 on October 31, 2002. This note matures on October 31, 2004. Under the terms of the note, Commercial Markets Holdco paid $214,390 of the principal amount on October 27, 2003, and is required to pay the remainder at maturity.

Environmental Agreement. Under an environmental agreement with S.C. Johnson & Son, S.C. Johnson & Son has agreed to bear financial responsibility for, and indemnify us against, specified environmental liabilities existing on June 28, 1997, for sites used in our professional and polymer businesses and for which liability may have been incurred prior to our separation from S.C. Johnson & Son. Under the agreement, we are financially responsible for all other environmental liabilities that arise from or are related to the historic, current and future operation of our business and must indemnify S.C. Johnson & Son for any losses associated with these liabilities. Under the agreement, S.C. Johnson & Son has the authority to manage any environmental projects as to which circumstances make it appropriate for S.C. Johnson & Son to manage the project. Amounts paid by us to S.C. Johnson & Son under the environmental agreement during the fiscal years ended January 2, 2004, and January 3, 2003 were not material.

Tax Sharing Agreement. Our 1999 separation from S.C. Johnson & Son caused us, our subsidiaries, and Commercial Markets Holdco to cease to be members of the S.C. Johnson & Son affiliated tax group and to become a new affiliated tax group headed by Commercial Markets Holdco. To allocate responsibility for taxes following the separation, we, Commercial Markets Holdco and S.C. Johnson & Son entered into a tax sharing agreement. The tax sharing agreement provides generally that the S.C. Johnson & Son group is liable for, and will indemnify the Commercial Markets Holdco group against, all U.S. federal, state, and non-U.S. taxes for all periods before the separation; however, we are responsible for the payment to S.C. Johnson & Son group of its own share of taxes, and for periods after the separation, the S.C. Johnson & Son group is responsible for its own taxes, but not the taxes of the Commercial Markets Holdco group. The tax sharing agreement also requires the parties to make adjustments for differences between the S.C. Johnson & Son group’s tax liability under the consolidated tax returns filed for periods before the separation and what the parties’ respective liabilities would have been for the same periods had they filed separate returns. Based on current estimates, we owed S.C. Johnson & Son about $1.3 million for those periods, half of which was paid in October 2002 and $300,000 of which was paid in October 2003. This amount, however, is subject to further adjustment as a result of current and potential future audits as well as tax carry forward and carry back provisions. We and Commercial Markets Holdco are liable for the Commercial Markets Holdco group’s taxes after the separation. Under the tax sharing agreement, S.C. Johnson & Son is responsible for any taxes imposed as a result of the separation itself. However, if we or Commercial Markets Holdco take any action that is inconsistent with, or fail to take any action required by, the agreement pursuant to which the separation was effected, the parties’ application to the Internal Revenue Service for a determination that the separation would qualify for favorable U.S. federal income tax treatment, or the Internal Revenue Service’s determination, we and Commercial Markets Holdco would be responsible for any taxes that result from our action or failure to act. The tax sharing agreement also provides for the conduct of tax audits and contests, and for the retention of records.

Supply Agreements. We have entered into numerous supply and manufacturing agreements with S.C. Johnson & Son. Under some of these agreements, we manufacture and supply raw materials and products, including polymers, to S.C. Johnson & Son in several countries, including Japan, the Netherlands and the United States. Under other supply and manufacturing agreements, S.C. Johnson & Son manufactures and supplies raw materials and products to us in several countries, including Argentina, Brazil, Chile, Columbia, Greece, Japan, Mexico, the Netherlands, the United States and Venezuela. The terms of the agreements range between two to five years, with rights to renew the agreements for additional one-year terms. In general, the agreements terminate for breach or default under the agreements, if a specified insolvency-related event involving either party is commenced or occurs or by mutual agreement. For the fiscal years ended January 2, 2004, and January 3, 2003, we paid to S.C. Johnson & Son an aggregate of $27.0 and $31.3 million, respectively, under these supply and manufacturing agreements for inventory purchases, and S.C. Johnson & Son paid us an aggregate of about $23.9 and $24.7 million, respectively, under the agreements for inventory purchases.

Relationships with Other Johnson Family Businesses

We lease office space in Sturtevant, Wisconsin from Willow Holdings, Inc., which is controlled by the descendants of Samuel Curtis Johnson. We entered into this lease on July 1, 2002, and it expires on June 30, 2007. For the fiscal years ended January 2, 2004, and January 3, 2003, we paid $766,000 and $399,000, respectively, under this lease. In addition, the lease provides for a line of credit not exceeding $1.2 million at an interest rate of 8% per annum from Willow Holdings, LLC to us for the purpose of certain leasehold improvements.

We have a banking relationship with the Johnson Financial Group, which is majority-owned by the descendants of Samuel Curtis Johnson. We paid service fees to the Johnson Financial Group totaling $104,000 and $45,000 for the fiscal years ended January 2, 2004, and January 3, 2003, respectively. We had no loans outstanding with Johnson Financial Group for the fiscal years ended January 2, 2004, and January 3, 2003.

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

Simultaneously with the closing of the acquisition, we, Holdings, Unilever and some of our affiliates entered into agreements which replaced a number of these prior agreements with Unilever, as well as agreements relating to our governance and the governance of Holdings, commercial relationships and matters arising out of the acquisition. These agreements include a sales agency agreement, various intellectual property agreements, a transitional services agreement, two supply agreements, a stockholders’ agreement, a non-competition agreement and a registration rights agreement relating to the senior discount notes of Holdings. All of the agreements with Unilever were negotiated before Unilever acquired its equity interest in Holdings and its senior discount notes of Holdings and, therefore, are on arms-length terms. We, Holdings and Unilever are also parties to an acquisition agreement that imposes certain on-going obligations on the parties, including indemnity obligations.

Acquisition Agreement.

Initial Acquisition Agreement. At the closing of the acquisition, Unilever transferred the DiverseyLever business to us, Holdings and various of our subsidiaries. All of the assets and operations of the DiverseyLever business acquired by Holdings in the acquisition were subsequently contributed by Holdings to us. In consideration for the DiverseyLever business, Unilever received:

•	a net cash payment in various currencies equivalent to about $1 billion;

•	a one-third equity interest in Holdings; and

•	the senior discount notes of Holdings, which had a principal amount at issuance of about $241 million and are recorded on Holdings’ financial statements.

Post-Closing Adjustments to Consideration. The acquisition agreement provides for various adjustments to the consideration for the DiverseyLever business paid by us and Holdings to Unilever if, at closing, (1) the net debt of the DiverseyLever business or (2) the working capital of the DiverseyLever business, was less or more than the amounts estimated by the parties. In addition, the amount paid by Unilever as its subscription price for its equity interest in Holdings is subject to adjustment if, at closing, (1) our net debt or (2) our working capital, was less or more than the amounts estimated by the parties. The acquisition agreement provides that any adjustments to the consideration or subscription price resulting from differences in net debt or working capital of us or the DiverseyLever business at the closing of the acquisition from the estimated amounts will be paid:

•	in the case of an excess or shortfall of the net debt or working capital of the DiverseyLever business, subject to a $1 million deductible in the case of any working capital adjustment, 100% in cash to us if net debt was more or working capital was less at closing than the estimated amounts and 100% in cash to Unilever if net debt was less or working capital was greater at closing than the estimated amounts, each payable together with interest from and including the closing date at an agreed rate within five business days following final determination of the adjustment amount; and

•	in the case of an excess or shortfall of the net debt or working capital of us, in an amount equal to (1) the product of the amount of that excess or shortfall (subject to a $1 million deductible in the case of any working capital adjustment), together with interest from and including the closing date at an agreed rate, and, (2) multiplied by 1.5, that amount payable on the date on which Unilever ceases to hold its equity interest in Holdings. Any amount paid by us to Unilever is intended to make Unilever whole with respect to its portion of any excess in net debt or deficit in our working capital, recognizing Unilever’s one-third equity interest in Holdings; similarly, any amount paid by Unilever to us is intended to make us whole with respect to its portion of any deficit in net debt or excess in our working capital, recognizing Commercial Markets Holdco’s two-thirds equity interest in Holdings.

In July 2002, we and Unilever determined the net debt adjustments to (1) the purchase price for the DiverseyLever business and (2) the subscription price Unilever paid for its one-third equity interest in Holdings. We and Unilever agreed that DiverseyLever’s net debt at closing was less than estimated amounts, resulting in an adjustment to the purchase price for the DiverseyLever business equal to 100% of such amount, plus interest, in cash to Unilever. The adjustment was determined to be about $15.3 million, of which about $5.6 million was paid by us to Unilever in July 2002 and the balance was paid in February 2003. In addition, we and Unilever agreed that our net debt at closing exceeded estimated amounts by about $23.5 million. This will result in a reduction to Unilever’s subscription price for its equity interest in Holdings of about $11.8 million according to the formula described above. Under the acquisition agreement, we will pay this amount on behalf of Holdings, together with interest from and including the closing date (in accordance with the formula described above), to Unilever on the date on which Unilever ceases to hold its equity interest in Holdings. See “—Stockholders’ Agreement—Put and Call Options.”

In November 2002, we agreed with Unilever that we would pay to Unilever about $33.6 million, representing the working capital adjustment to the purchase price for the DiverseyLever business. We paid this amount to Unilever during the fourth quarter of 2002. Also, based on our final pre-closing balance sheet, a comparison was made of the final working capital amount to a predetermined working capital amount set forth in the acquisition agreement. Because our final working capital amount exceeded the predetermined amount, we anticipate that Unilever will be required to pay to us about $30.9 million, representing an adjustment to the subscription price for Unilever’s equity interest in Holdings. The final amount of this adjustment has yet to be finalized with Unilever. However, Unilever would be required to pay the final agreed amount, together with interest from and including the closing date (in accordance with the formula described above), to us on the date on which Unilever ceases to hold its equity interest in Holdings.

At the closing of the acquisition, post-employment benefit liabilities in respect of pre-closing service of DiverseyLever business employees and, in some cases, former employees, under most employee benefit plans maintained by Unilever were transferred to us or our employee benefit plans. To the extent that the value of any employee benefit plan assets transferred differed from the value of the transferred liabilities, in each case calculated as provided in the acquisition agreement and using actuarial methods and assumptions specified therein, the excess or shortfall, as the case may be, adjusted in some cases by a tax adjustment factor, is to be paid as an adjustment to purchase price for the DiverseyLever business (1) by us to Unilever in the case of any excess or (2) to us by Unilever in the case of any shortfall. Unilever may defer and pay to us with interest up to the time Unilever ceases to own any equity interest in Holdings, up to 75% of any shortfall attributable to transferred liabilities under unfunded post-employment benefit plans.

Based on a preliminary determination of the transferred pension assets and liabilities relating to specified plans we assumed in the acquisition, we anticipate that Unilever will be required to pay to us an aggregate of about $115.0 million, representing an adjustment to the purchase price for the DiverseyLever business. This adjustment is preliminary and is expected to be agreed to with Unilever by early 2004. The majority of this adjustment is to be paid by Unilever once the amounts are agreed in respect of a plan, with the remainder to be paid, together with interest from and including the closing date, on the date on which Unilever ceases to hold its equity interest in Holdings. As of January 2, 2004, we had received about $67.5 million, including interest, representing a portion of Unilever’s payment of the transferred pension adjustment. The transferred pension adjustment represents the shortfall of transferred pension assets relative to liabilities, adjusted for tax, if applicable. Under the acquisition agreement, if the transferred assets are less than 90% of the value of the transferred liabilities of specified DiverseyLever pension plans, we are required to use the amounts received from Unilever in connection with the transferred pension adjustment to fund those plans up to 90% of the value of the transferred liabilities. Any amount received from Unilever over the required funding level may be used by us for other purposes. As of January 2, 2004, we had contributed an aggregate of about $23.2 million to the pension plans.

The purchase price of the DiverseyLever business is also subject to adjustment relating to pension expenses of DiverseyLever’s employee benefit plans for the twelve-months ended June 29, 2001. This adjustment has been finalized and agreed to with Unilever with them required to pay us $8.4 million. We received $5.6 million in cash in December 2003. The remaining balance of $2.8 million is included in the long-term receivable from Unilever.

Warranty Indemnity. In connection with the acquisition, Unilever made representations and warranties to us in respect of the DiverseyLever business. In addition, in connection with the issuance to Unilever of the one-third equity interest in Holdings and the senior discount notes of Holdings, we made representations and warranties to Unilever. These representations and warranties cover, among other things:

•	the existence and good standing of the parties and their respective corporate power and authority to operate their respective businesses;

•	the power and authority of the parties to enter into and perform their respective obligations under the acquisition agreement and the other agreements and documents contemplated by the acquisition agreement;

•	compliance with applicable laws;

•	capital structure;

•	the absence of violations, conflicts, breaches, defaults, liens or required consents;

•	the accuracy of specified financial statements;

•	the absence of litigation and undisclosed liabilities;

•	the absence of specified changes in the businesses;

•	compliance with, or absence of liability under, specified tax, labor and employee benefits laws;

•	ownership of and the absence of claims related to intellectual property;

•	the absence of environmental liabilities and compliance with environmental laws and regulations;

•	the disclosure, full force and effect, and the valid and binding obligations and enforceability of the material contracts; and

•	title to property and assets.

Subject to the limitations on indemnity described below, the parties will generally be liable for damages in the event of a breach of any warranty, other than damages less than $250,000 per occurrence, as well as for some specific losses and claims. Most claims for breaches of warranty must be brought on or prior to May 2, 2004, while claims under some warranties are subject to longer time limits.

Unilever generally will not be liable for any damages in respect of breaches of its warranties, excluding environmental warranties, unless (1) the amount of damages in respect of any individual breach of its warranties exceeds $250,000 per occurrence and (2) the aggregate amount of damages in respect of breaches of its warranties, excluding environmental warranties, exceeds $30 million. Once the $30 million threshold is reached, Unilever will not be liable for any occurrence where the damages are less than $250,000 or for the first $15 million of damages that exceed the $250,000 per occurrence threshold. In any event, Unilever will not be liable for any damages, excluding environmental claims, that exceed $500 million in the aggregate.

We generally will not be liable for any damages in respect of our breaches of warranty, excluding environmental warranties, unless (1) the amount of damages in respect of any individual breach of our warranties exceeds $250,000 per occurrence and (2) the aggregate amount of damages in respect of breaches of our warranties exceeds $7 million. Once the $7 million threshold is reached, we will not be liable for any occurrence where the damages are less than $250,000 or for the first $3.5 million of damages that exceed the $250,000 per occurrence threshold. In any event, we will not be liable for any damages, excluding environmental claims, that exceed $120 million in the aggregate.

Other Indemnities. Unilever will also indemnify us for, among other things, damages arising out of or resulting from:

•	liabilities expressly retained by Unilever and its affiliates, including some of their discontinued businesses and some ongoing litigation of the DiverseyLever business;

•	specified liabilities with respect to the operation of the DiverseyLever business prior to closing relating to Unilever’s failure to comply with environmental laws and pre-closing discharges or contaminations at, of or relating to DiverseyLever facilities or waste disposal sites;

•	specified liabilities relating to pre-closing taxes; and

•	specified liabilities relating to employee benefits, including Unilever’s failure to comply with certain legal and regulatory requirements with respect to those employee benefits.

With respect to environmental matters, including environmental warranties, Unilever will not be liable for any damages (1) in the case of known environmental matters or breaches, that are less than $250,000 in the aggregate, and (2) in the case of unknown environmental matters or breaches, that are less than $50,000 individually and $2 million in the aggregate. In the case of clause (1) above, we will bear the first $250,000 in damages. In the case of clause (2) above, once the $2 million threshold is reached, Unilever will not be liable for any occurrence where the damages are less than $50,000 or for the first $1 million of damages that exceed the $50,000 per occurrence threshold. In no event will Unilever be liable for any damages arising out of or resulting from environmental claims that exceed $250 million in the aggregate. We have submitted indemnification claims to Unilever regarding ten DiverseyLever locations and may file additional claims in the future. Although Unilever has acknowledged receipt of the indemnification claims, it has not notified us as to whether it will indemnify us for those claims.

We will also indemnify Unilever for, among other things, damages arising out of or resulting from:

•	liabilities we assume in connection with the acquisition;

•	liabilities relating to some of our discontinued businesses;

•	specified liabilities with respect to our operation prior to the closing of the acquisition relating to our failure to comply with environmental laws and pre-closing discharges or contaminations at, of or relating to our facilities or waste disposal sites;

•	specified liabilities relating to post-closing taxes; and

•	specified liabilities relating to employee benefits, including our failure to comply with certain legal and regulatory requirements with respect to these employee benefits.

With respect to environmental matters, including environmental warranties, we will not be liable for any damages (1) in the case of known matters or breaches, that are less than $250,000 in the aggregate, and (2) in the case of unknown matters or breaches, that are less than $50,000 individually and $2 million in the aggregate. In the case of clause (1) above, Unilever will bear the first $250,000 in damages. In the case of clause (2) above, once the $2 million threshold is reached, we will not be liable for any occurrence where the damages are less than $50,000 or for the first $1 million of damages that exceed the $50,000 per occurrence threshold. In no event will we be liable for any damages arising out of or resulting from environmental claims that exceed $60 million in the aggregate.

Indemnification Payments. Any damages for which we indemnify Unilever will be paid in cash at the time the damages are finally determined until the aggregate of the damages equals $17 million. Thereafter, any damages for which we indemnify Unilever will, with limited exceptions, be deferred and paid in cash on the date Unilever and its affiliates cease to own any equity interest in Holdings.

Prior to the date on which Unilever ceases to own any equity interest in Holdings, any damages for which Unilever indemnifies us will be paid two-thirds in cash at the time the damages are finally determined and one-third in cash on the date on which Unilever ceases to own any equity interest in Holdings.

In calculating the amount of damages for which we will indemnify Unilever, the provisions of the acquisition agreement operate to make Unilever whole, but not more than whole, taking into account Unilever’s equity interest in Holdings, as it may decrease or cease to exist over time, and whether the price paid by Holdings to Unilever for any of its equity has been reduced to reflect any damages for which we are liable. This is accomplished by means of a gross-up to the amount of damages suffered and, in the case of damages suffered directly by us, by allocating one-third, or such lower number as represents Unilever’s equity interest in Holdings from time to time, of damages to Unilever. Accordingly, the following rules apply in calculating the amount of damages:

•	if Unilever or another indemnified party actually pays, suffers or incurs damages, the damages will be paid dollar-for-dollar by us and Holdings on a grossed-up basis; and

•	if we or Holdings pay, suffer or incur damages, one-third, or such lower number as represents Unilever’s equity interest in Holdings from time to time, of the damages will be paid by us and Holdings on a grossed-up basis.

After the date on which Unilever and its affiliates cease to own any equity interest in Holdings, any damages for which we indemnify Unilever will be paid 100% in cash at the time those damages are finally determined.

Stockholders’ Agreement.

In connection with the acquisition of the DiverseyLever business, Holdings and its stockholders, Commercial Markets Holdco and Marga B.V., entered into a stockholders’ agreement relating to, among other things:

•	restrictions on the transfer of Holdings’ shares held by the stockholders;

•	Holdings’ corporate governance, including board and committee representation and stockholder approval provisions;

•	the put and call options described under the caption “—Put and Call Options;”

•	the payments described under the caption “—Contingent Payments;” and

•	various other rights and obligations of Holdings and its stockholders, such as provisions relating to delivery of and access to financial and other information, payment of dividends and indemnification of directors, officers and stockholders.

Marga B.V.’s obligations under the stockholders’ agreement are guaranteed by Unilever N.V.

Put and Call Options. Under the stockholders’ agreement, at any time after May 3, 2007, Holdings has the option to purchase, and Unilever has the right to require Holdings to purchase, the shares then beneficially owned by Unilever. Any exercise by Holdings of its call option must be for at least 50% of each of the shares beneficially owned by Unilever. Any exercise by Unilever of its put option must be for all of its shares.

Before May 3, 2010, Holdings’ obligations in connection with a put by Unilever are conditioned on a refinancing of our and Holdings’ indebtedness, including indebtedness under our senior subordinated notes and our senior secured credit facilities. In connection with the put, Holdings must use its reasonable best efforts prior to May 3, 2009, and its best efforts after that date, to consummate a refinancing and may be required to purchase less than all of the shares subject to the put under some circumstances. If Holdings purchases less than all of the shares subject to a put, Unilever may again put its remaining shares after a specified suspension period.

Following the exercise by Unilever of its put rights, if Holdings fails to purchase all of Unilever’s shares for cash by May 3, 2010, it must issue a promissory note to Unilever in exchange for the remaining shares. The maturity date of the promissory note will be either 90 days or one year after its issuance, depending on the level of Unilever’s ownership interest in Holdings at that time. The terms of the promissory note will provide Unilever with rights similar to its rights as a stockholder under the stockholders’ agreement, including board representation, veto and access and informational rights. The promissory note will contain various subordination provisions in relation to our and Holdings’ indebtedness.

If, after May 3, 2010, Unilever has not been paid cash with respect to its put option, Unilever may also:

•	require Holdings to privately sell Unilever’s shares or other shares of Holdings’ capital stock to a third party; and

•	require Holdings to sell our polymer and/or Japan businesses.

The exercise of these remedies, other than sales of Unilever’s shares, is subject to compliance with the agreements relating to our and Holdings’ indebtedness.

The price for Holdings’ shares subject to a put or call option will be based on Holdings’ enterprise value at the time the relevant option is exercised, plus its cash and minus its indebtedness.

Holdings’ enterprise value cannot be less than eight times the EBITDA of Holdings and its subsidiaries, on a consolidated basis, for the preceding four fiscal quarters, as calculated in accordance with the terms of the stockholders’ agreement. If Holdings, Unilever and their respective financial advisors cannot agree on an enterprise value, the issue will be submitted to an independent third-party for determination.

If Holdings purchases less than all of the shares beneficially owned by Unilever in connection with the exercise of the put or call option, Unilever may elect to fix the price for its remaining shares not purchased. If Unilever does not elect to fix the price, the price will float and a new price will be determined based on the enterprise value the next time a put or call option is exercised.

Contingent Payments. Under the stockholders’ agreement, Holdings may be required to make payments to Unilever in each year from 2007 through 2010 so long as Unilever continues to beneficially own 5% or more of Holdings’ outstanding shares. The amount of each payment will be equal to 25% of the amount by which the cumulative cash flows of Holdings and its subsidiaries, on a consolidated basis, for the period from May 3, 2002, through the end of the fiscal year preceding the payment (not including any cash flow with respect to which Unilever received a payment in a prior year), exceeds

•	$727 million in 2006;

•	$975 million in 2007;

•	$1,200 million in 2008; and

•	$1,425 million in 2009.

The aggregate amount of all these payments cannot exceed $100 million. Payment of these amounts is subject to compliance with the agreements relating to Holdings’ and our senior indebtedness including, without limitation, the senior discount notes of Holdings, our senior subordinated notes and our senior secured credit facilities.

Transfer Restrictions. Under the stockholders’ agreement, a stockholder controlled by Unilever may only transfer its shares of Holdings to another entity of which Unilever owns at least 80%, and a stockholder controlled by Commercial Markets Holdco may transfer its shares of Holdings to another entity of which Commercial Markets Holdco owns at least 80%.

Corporate Governance. Holdings’ board of directors consists of eleven directors, including five independent directors appointed by Commercial Markets Holdco. So long as Unilever beneficially owns at least 20% of Holdings’ outstanding shares, it is entitled to nominate two directors to Holdings’ board of directors. If Unilever beneficially owns less than 20% but at least 5% of Holdings’ outstanding shares, it will be entitled to nominate one director. Commercial Markets Holdco has agreed to vote its shares of Holdings to cause the board of directors to include the directors nominated by Unilever if Unilever satisfies the conditions above. Unilever has nominated two directors, Rudy Markham and John Rice, to serve on Holdings’ board of directors. Upon formation, a Unilever director representative will sit on the compensation committee of Holdings’ board of directors. In addition, Unilever may also designate one of its director representatives as an observer to attend, but not vote at, meetings of the audit committee upon formation. In addition, the authority of Holdings’ board of directors with respect to specified formal bankruptcy or insolvency proceedings will be exercised by a special bankruptcy committee constituted in accordance with the terms of Holdings’ bylaws and the stockholders’ agreement. The stockholders’ agreement and Holdings’ certificate of incorporation generally require, with specified exceptions, the approval of stockholders holding more than 90% of Holdings’ outstanding shares before Holdings or its subsidiaries can affect various transactions, including, among others, transactions relating to:

•	any acquisition or disposition or any joint venture, alliance or capital project having an aggregate fair market value or which will result in aggregate expenditures or payments in excess of (1) $50 million individually, or (2) $10 million individually and $100 million collectively with other transactions entered into in the immediately preceding twelve months;

•	the issuance of any additional shares of capital stock, common stock equivalents, or other equity or equity-related interests;

•	any merger, consolidation or similar business combination or any sale of all or substantially all of the assets or equity or any reorganization or recapitalization having similar effect;

•	a liquidation or dissolution;

•	the purchase or investment of a minority equity investment or investment in the nature of indebtedness with a fair market value or resulting in payments that exceed $10 million;

•	the entering into of any material line of business unrelated to the business of Holdings and its subsidiaries as of May 3, 2002;

•	the closing, winding-up, discontinuation or other exiting or termination of any line of business, if such line of business generated more than $5 million of annualized EBITDA;

•	the modification of the policies governing dividends or distributions to Holdings’ stockholders or the declaration by Holdings of dividends or distributions in violation of that policy;

•	the incurrence of specified types of additional indebtedness;

•	the settlement of any legal proceedings that would impose any material restrictions on the operations of Holdings and its subsidiaries or involve amounts in excess of $10 million, except for proceedings covered by insurance;

•	any change in independent auditors;

•	specified transactions with affiliates of Commercial Markets Holdco, including S.C. Johnson & Son;

•	the redemption or retirement of any of Holdings’ common stock or other equity securities or common stock equivalents;

•	any amendment of Holdings’ certificate of incorporation, bylaws or audit or compensation committee charters, with specified exceptions;

•	the adoption of any stock option or employee stock ownership plan or the issuance of any equity securities under any stock plan; and

•	the adoption of any new, or amendment of existing, employee benefit plans that would result in increases above specified levels in annual costs of benefits, with specified exceptions.

The stockholders’ agreement also requires that agreements, contracts, arrangements or transactions relating to the compensation of our officers and directors be approved by the compensation committee of Holdings’ board of directors. The stockholders’ agreement requires that Holdings’ board of directors’ review, consider and approve annual capital and operating budgets, and strategic plans prepared from time to time. The stockholders’ agreement also requires that Holdings’ board of directors approve the initiation of various material legal proceedings by or on behalf of us or Holdings and any subsidiary.

Stockholder Indemnification. Under the stockholders’ agreement, Holdings will indemnify Unilever and its affiliates, officers, directors and employees against all costs arising out of any untrue statement or alleged untrue statement of a material fact contained in specified documents filed with the SEC or provided to prospective investors or the omission or alleged omission from those documents of a material fact required to be stated in the documents or necessary to make the statements in the documents, in the light of the circumstances under which they were made, not misleading, if, and only to the extent, that those costs arise from Unilever or its affiliate, officer, director or employee being determined to be a person who controls Holdings within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. This indemnification does not apply to any costs to the extent arising out of any untrue statement or omission or alleged untrue statement or omission made in reliance upon and in conformity with written information furnished to Holdings for inclusion in any document described above by Unilever or any of its affiliates (other than Holdings), including any financial statements required to be delivered under the acquisition agreement.

Unilever will indemnify and hold Holdings harmless from and against any and all costs arising out of any untrue statement or alleged untrue statement of a material fact contained in specified documents filed by Holdings with the SEC or provided to prospective investors, or the omission or alleged omission from a document of a material fact required to be stated in that document or necessary to make the statements in that document, in the light of the circumstances under which they were made, not misleading, if and only to the extent that the untrue statement or alleged untrue statement or omission or alleged omission was made in that document in reliance upon and in conformity with written information furnished to Holdings for inclusion in any document described above by Unilever or any of its affiliates (other than Holdings), including any financial statements required to be delivered under the acquisition.

Term. The stockholders’ agreement terminates, with respect to a stockholder, after its affiliates no longer own any shares of Holdings, and with respect to Unilever, after Unilever no longer beneficially owns any of the shares of Holdings or, if issued, the promissory note of Holdings to Unilever in exchange for shares put by Unilever. See “—Put and Call Options.”

Sales Agency Agreement

In connection with the acquisition of the DiverseyLever business, we and various of our subsidiaries entered into a sales agency agreement with Unilever whereby, subject to limited exceptions, we and various of our subsidiaries act as Unilever’s exclusive sales agents in the sale of certain of Unilever’s consumer brand cleaning products to institutional and industrial end-users in most countries where DiverseyLever conducted its business prior to the closing of the acquisition. In turn, we and our subsidiaries have agreed that we will not act on behalf of any other third parties in the sale or promotion of those parties’ products if the products are similar to products we are selling for Unilever as its agents, except with respect to sales of products for affiliates or under arrangements existing on May 3, 2002. The sales agency agreement terminates on May 2, 2007.

In exchange for our and our subsidiaries’ sales agency services, which include sales, promotion, collection and after-sales technical support and customer care, we and our subsidiaries are paid an agency fee. The agency fee is determined separately for each territory. The agency fee, expressed as a percentage of the net proceeds of sales, covers specified pre-determined costs for that territory based upon the costs incurred by the DiverseyLever business prior to May 3, 2002, plus one half of the EBITDA margin of all territories combined, both for the twelve months ended June 30, 2001. In any given year, for amounts sold in excess of targeted sales, the agency fee will be one-half of the regular amount. The targeted sales amount will equal the net proceeds of sales for the twelve months ended June 30, 2001, subject to change through indexation.

In addition to the agency fee, we and our subsidiaries are paid an additional agency fee per territory based on agreed-upon multipliers of the total amount of specified non-variable costs for each territory for the twelve months ended June 30, 2001. This additional agency fee is payable upon the termination of the entire agreement. A portion of the fee attributable to a territory is payable earlier if the sales agency agreement is terminated in part with respect to that territory, or, if we elect, if sales in that territory drop below 90% of the targeted sales for a given year.

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

Due to pre-existing contractual obligations with S.C. Johnson & Son, we and our subsidiaries may not sell any products as agent for Unilever in some channels of trade that are not exclusively institutional and industrial, and we and our subsidiaries may not sell some products, such as general cleaning products, in any channels of trade that are not exclusively institutional and industrial. The sales agency agreement carves out these restricted channels of trade and products and allows Unilever to make sales associated with these channels of trade and products directly or through another agent or distributor. Our agreements with S.C. Johnson & Son do not affect our or our subsidiaries’ ability to sell products on behalf of Unilever in exclusively institutional and industrial channels of trade.

Under the sales agency agreement, the parties will generally be liable for damages in the event of a breach of their obligations, as well as for some specific losses and claims, including losses resulting from termination of employees, product recalls, product warranty or product liability. In addition, in the case of a willful breach, the parties may be liable for loss of profits, loss of margin, loss of contract, loss of goodwill or any other indirect, special or consequential losses resulting from that breach. The aggregate liabilities of the parties under the sales agency agreement may not exceed €20 million for us and €10 million for Unilever. Unilever’s indemnification limit does not include its obligation to pay the additional agency fee described above. We received an aggregate of $86.8 million and $54.3 million in agency fees from Unilever under the sales agency agreement in fiscal year 2003 and fiscal year 2002, respectively.

Intellectual Property Agreements

Retained Technology License Agreement. In connection with the acquisition of the DiverseyLever business, we entered into a retained technology license agreement with Unilever under which Unilever has granted us a license of the patents, design rights, copyrights and know-how used in the DiverseyLever business, during the period from July 1, 2000, through May 3, 2002, but that were retained by Unilever. The patents, design rights, copyrights and know-how that were retained by Unilever are those patents, design rights, copyrights and know-how that were either used in Unilever’s businesses, in addition to the DiverseyLever business, or are those specified patents that are the subject of retained litigation or license agreements that restrict assignments. In this annual report, these specified patents are referred to as the “restricted patents.” Under the retained technology license agreement, Unilever has granted us:

•	a nonexclusive, royalty-free, worldwide, perpetual license (with a right to freely sublicense) of the proprietary know-how, trade secrets, unregistered design rights and copyrights used in the DiverseyLever business at any time during the period from July 1, 2000, through May 3, 2002, and owned by Unilever on May 3, 2002;

•	a nonexclusive, royalty-free, worldwide, perpetual license of specified Unilever patents in the professional market (with rights to sublicense to our subsidiaries and affiliates and to the extent sublicenses were in effect in the DiverseyLever business on May 3, 2002); and

•	a nonexclusive, royalty-free, perpetual license of the restricted patents for all purposes, with a right to freely sublicense, in all jurisdictions in which the restricted patents are in effect.

The licenses to use Unilever’s intellectual property described above are irrevocable, subject to various exceptions described in the retained technology license agreement. Unilever’s ability to grant any further licenses of the patents in the professional market prior to May 2, 2005, is subject to specified conditions in the retained technology license agreement, and Unilever has agreed not to grant any further licenses of the restricted patents for any purpose, except to the extent necessary to resolve litigation or a dispute. Unilever has also agreed not to engage in any acts that would infringe on the restricted patents.

With respect to each licensed patent, the license granted will terminate with the expiration of the particular patent, unless the patent is terminated or held invalid sooner. The license granted with respect to know-how, unregistered design rights and copyrights will exist until the expiry of the relevant right unless terminated earlier by us. We may terminate the retained technology license agreement at any time by providing written notice to Unilever. Unilever may terminate the patent licenses granted to us if we challenged the validity of, or Unilever’s ownership of, any of its patents licensed under the retained technology license agreement or if we are in material or persistent breach of any provision of the retained technology license agreement and, if the breach is curable, have not cured the breach within ten business days after receipt of notice of the breach.

Transferred Technology License Agreement. On May 3, 2002, we entered into a transferred technology license agreement with Unilever under which we have granted a license to Unilever to use specified intellectual property rights (other than patents and registered designs) and specified patents and registered designs that were transferred to us as part of the acquisition. Under the transferred technology license agreement, we have granted to Unilever:

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

With respect to each licensed patent, the license will terminate upon the expiration of the particular patent, unless the patent is terminated or held invalid sooner. The license granted with respect to copyrights, unregistered design rights and know-how will exist until expiry of the relevant rights unless terminated earlier by Unilever. Unilever may terminate the transferred technology license agreement at any time upon providing written notice to us. We may terminate the license of the transferred patents if:

•	Unilever challenges the validity of our ownership of any of the transferred patents;

•	Unilever is in material or persistent breach of a provision of the transferred technology license agreement and, if the breach is curable, has not cured the breach within ten business days after receipt of notice of the breach; or

•	a specified insolvency-related event involving Unilever is commenced or occurs.

Retained Trademark License Agreement. On May 3, 2002, we entered into a retained trademark license agreement with Unilever under which Unilever has granted us a license to use the “Lever” name in our business. We were also granted the right to use the “Unilever” name. However, this license expired on November 2, 2002. Under the retained trademark license agreement, Unilever has granted us an exclusive, royalty-free license (with the right to sublicense only to our subsidiaries and affiliates) to use the Lever mark in the same combinations and manner in which it was used in the DiverseyLever business on the closing date of the acquisition, and in the word “DiverseyLever” until November 2, 2004, in the same manner and in relation to the same goods and services as those for which the Lever mark was used, and in the countries in which the DiverseyLever business operated, on May 3, 2002. The license does not extend to the dispensed products, which are covered by their own license under the dispensed products license agreement discussed below.

The retained trademark license agreement will continue until the end of the periods for which the license is granted as discussed above. We may terminate the license granted at any time. Unilever may terminate the retained trademark license agreement if:

•	We challenge the validity of or Unilever’s ownership of any rights or registrations in or in relation to any of the trademarks;

•	We are in breach of provisions of the retained trademark license agreement relating to the use of, or filings for, the trademarks;

•	We are in material or persistent breach of a provision of the retained trademark license agreement and, if the breach is curable, have not cured the breach within fifteen business days after receipt of notice of the breach;

•	We have a change of control; or

•	A specified insolvency-related event involving us is commenced or occurs.

Dispensed Products License Agreement. On May 3, 2002, we entered into a dispensed products license agreement with Unilever under which Unilever has granted us a license to use the trademarks, patents and know-how relating to the products we and our subsidiaries sell for use in our cleaner dispensing systems. Under the dispensed products license agreement, Unilever has granted us:

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

Under the dispensed products license agreement, we paid to Unilever a royalty of 4% of the net sales of the dispensed products. We may not use the trademarks or formulation rights other than in the same manner and for the same purposes as they were used in the DiverseyLever business prior to May 3, 2002. For the fiscal years ended January 2, 2004, and January 3, 2003, we paid an aggregate of $959,000 and $336,000, respectively, to Unilever under the dispensed products license agreement.

The dispensed products license agreement terminates on May 2, 2007. At the end of the term the dispensed products license agreement automatically renews for successive one year periods. Either party may terminate the dispensed products license agreement or the licenses granted under the agreement by providing six months’ written notice prior to any anniversary of the dispensed products license agreement, provided that Unilever may terminate prior to May 2, 2007, only if:

•	We and/or any of our subsidiaries sells a product for use in (or by means of) any dispensing system similar to a specified dispensing system in the dispensed products license agreement, which product is branded with a trademark that is neither licensed under the dispensed products license agreement, owned by us or any of our subsidiaries or affiliates, nor owned by the professional end-user of that product; and

•	Unilever notifies us of those sales, and we do not cease those sales within twenty business days after the notice.

Unilever may also terminate the dispensed products license agreement if:

•	We challenge the validity of or Unilever’s ownership of any rights or registrations in or in relation to any of the licensed rights;

•	We are in breach of the provisions of the dispensed products license agreement that relate to the use of the trademarks and formulation rights and quality control;

•	We are in material or persistent breach of a provision of the dispensed products license agreement and, if the breach is curable, have not cured the breach within fifteen business days after receipt of notice of the breach;

•	We have a change of control; or

•	A specified insolvency-related event involving us is commenced or occurs.

Transitional Services Agreement

On May 3, 2002, we entered into a transitional services agreement with Unilever relating to a wide range of support services from Unilever and intended to ensure the smooth transition of the DiverseyLever business from Unilever to us. These services included various human resources, information technology, intellectual property administration, analytical, warehousing and transportation, administrative, provision of office space and other services. In addition, Unilever agreed to allow our affiliates access to its computer network under a network access arrangement. The level and manner in which Unilever provides these services generally must be consistent with the level and manner in which they were provided to the DiverseyLever business immediately prior to the closing of the acquisition.

The price for each service is at cost, and generally will be determined in a manner consistent with Unilever’s existing cost allocation methodology. Unilever may adjust the prices from time to time in the ordinary course of business, provided the adjustments reflect the cost for the relevant service. For the fiscal years ended January 2, 2004, and January 3, 2003, we paid an aggregate of $9.5 million and $12.2 million, respectively, to Unilever under the transitional services agreement.

Unilever is to provide each service for the period agreed upon by the parties, but will not provide any service longer than 24 months, except for redirecting internet traffic to the appropriate new domain name or address, which Unilever will provide for up to 30 months. Under the transitional services agreement, Unilever provided most services until May 2, 2003. Accordingly, most of the services under the transitional services agreement have been terminated.

Supply Agreements

We entered into two supply agreements with Unilever in connection with the acquisition. Under these agreements, we and Unilever, through the members of our respective groups, manufacture, pack, store and ship products for each other. Under one of the supply agreements, we act as the supplier and Unilever serves as the customer, and under the other agreement the roles are reversed. With the exception of this role reversal and the factories involved, the products that are supplied and some other less significant differences included in the supply agreement under which we act as supplier based on the integration of the DiverseyLever business with us, the two supply agreements are identical.

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

Each supply agreement remains in effect as to a particular product until that product will not be supplied any longer. We and Unilever may terminate either supply agreement in part or in its entirety in the event of an unremedied serious or persistent breach by the other party, upon a change in control or for any reason on the giving of six months’ written notice. Further, we or Unilever may terminate a particular order upon a breach of the terms of the order that remains uncured for a specified period. Finally, the customer under either supply agreement may terminate the agreement as to products supplied at a particular factory if the supplier does not implement reasonable suggestions that the customer makes, taking into account standards used in the supply of the products in the period immediately prior to the closing of the acquisition, after visiting that factory. For the fiscal years ended January 2, 2004, and January 3, 2003, we paid Unilever an aggregate of $67.8 million and $40.2 million, respectively, and Unilever paid us an aggregate of $43.6 million and $16.9 million, respectively, under these supply agreements.

Non-Competition Agreement

On May 3, 2002, we and Holdings entered into a non-competition agreement with Unilever. The noncompetition agreement restricts Unilever and its affiliates from competing with us in the Business (as defined below) (1) in the European Union, until May 2, 2005, and (2) in countries outside of the European Union in which the DiverseyLever business was engaged prior to the acquisition, until May 2, 2007.

For purposes of the non-competition agreement, the term “Business” is defined as the business of:

(1) developing, manufacturing, marketing, distributing and selling to professional end-users and wholesalers, distributors, “cash and carry” outlets or similar resellers who purchase products for resale, directly or indirectly, to professional end-users:

•	fabric care products

•	machine warewashing products

•	kitchen cleaning products

•	personal care products

•	building care products

•	pest control products

•	air cleaning products

•	cleaning and hygiene utensils and paper products,

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

(2) developing, manufacturing, marketing, distributing and selling other specified categories of industrial cleaning, hygiene and maintenance products; and

(3) developing, marketing, distributing, selling and providing specified categories of services in relation to the products described above or in connection with the cleaning and hygiene requirements of commercial, institutional and industrial end-users.

Neither Unilever nor any of its affiliates will be in breach of the non-competition agreement if:

•	it acquires a business that includes a competing business if:

(1) the aggregate revenues of the competing business for the twelve months immediately preceding the closing of the acquisition of the acquired business represent less than 33% of the acquired business in the territory covered by the non-competition agreement for the same twelve-month period and Unilever or an affiliate of Unilever uses its reasonable best efforts to sell the competing business within twelve months of the date of acquisition, subject to involving us and Holdings in any auction sales process and to specified other requirements; or

(2) the aggregate revenues of the competing business for the twelve months immediately preceding the closing of the acquisition of the acquired business represent less than $50 million annually in the aggregate or less than $25 million annually in any one country;

•	it continues any operations carried out by Unilever and its affiliates under contracts with us or Holdings or their respective subsidiaries; or

•	it continues to conduct the Business in Cote d’Ivoire, El Salvador, Ecuador, Honduras, Malawi and, pursuant to the distributorship operations of Unilex Cameroun S.A., in Cameroon, in which Unilever retained assets and operations of its institutional cleaning and hygiene business.

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

Transactions with Management

Several of our executive officers are indebted to us in connection with their purchases of shares of class C common stock of Commercial Markets Holdco. In November 1999, November 2000 and December 2000, we agreed to lend some of our executive officers funds to purchase shares of class C common stock at the Applicable Federal Rate for mid-term debt instruments. There are two types of loans to our executive officers. The first type of loan is due and payable four years after the date of the loan. If the executive remains employed by us when the loan is due, 50% of the principal amount of the loan is forgiven. Up to the remaining 50% may be forgiven at the discretion of our board of directors. In August 2003, the compensation committee of our board of directors approved the forgiveness of an additional 25% of this type of loan pursuant to the respective employment agreements. Under the second type of loan to our executive officers, 5% of the principal amount of the loan, plus interest, is due and payable semiannually for the first five years, with a balloon payment for the remaining 50% of principal on the fifth anniversary of the loan. No loan forgiveness is available for this type of loan. The table below sets forth the name of each executive officer who was indebted to us in an amount in excess of $50,000 during 2003, the largest aggregate amount of indebtedness outstanding at any time during fiscal year 2003, the amount outstanding as of March 5, 2004, and the interest rate on the loans:

Name	Largest Aggregate Amount of Indebtedness Outstanding During Fiscal Year 2003		Amount Outstanding as of March 5, 2004		Interest Rate
Gregory E. Lawton President and Chief Executive Officer	$1,483,548.61	*	$774,004.80	*	6.01%

Michael J. Bailey Executive Vice President and Chief Financial Officer	246,694.20 31,076.82	* **	139,275.20 26,637.23	* **	6.01 5.79	% %

JoAnne Brandes Executive Vice President, Chief Administrative Officer, General Counsel and Secretary	369,565.01 34,983.62	* **	139,275.20 29,985.91	* **	6.01 5.79	% %

Gregory F. Clark Senior Vice President – Global Supply Chain	143,732.80 19,800.37	* **	77,628.80 16,971.72	* **	6.01 5.79	% %

Paul A. Mathias Regional President – Asia Pacific	203,204.80	*	203,204.80	*	6.01%

Morio Nishikawa Regional President – Japan	282,973.07 32,941.43	* **	96,807.68 28,235.46	* **	6.01 5.79	% %

J. Gary Raley President – Johnson Polymer	305,609.39	*	139,275.20	*	6.01%

David S. Andersen Vice President – Mergers, Acquisitions and Business Development	143,732.80 8,879.09	* **	77,628.80 7,610.64	* **	6.01 5.79	% %

Sue Leboza Vice President and Chief Information Officer	77,628.80 25,660.57	* **	77,628.80 21,994.74	* **	6.01 5.79	% %

Andrew Webb Vice President – Global Strategy Development	299,303.39 27,347.60	* **	116,443.20 23,440.76	* **	6.01 5.79	% %

*	Subject to possible loan forgiveness.

**	Not subject to possible loan forgiveness.

Also, on May 31, 2002, we loaned $97,500 to Clive Newman, our Vice President and Corporate Controller, in connection with the purchase of his home. The interest rate on the loan is 5.16% per annum, payable semi-monthly. The loan has a term of five years and matures on May 31, 2007, with no payments against principal due until that date. If Mr. Newman’s employment with us is terminated for any reason before that date, the full amount of unpaid principal and any accrued interest will become due and payable immediately. As of March 5, 2004, the full amount of the loan was outstanding.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP, independent public accountants, served as our principal accountants for the fiscal years ended January 2, 2004, and January 3, 2003. During those periods, we incurred the following fees for services rendered by Ernst & Young LLP:

Audit Fees. Represents fees for professional services rendered in connection with the with the audit of our annual consolidated financial statements and reviews of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other global statutory or regulatory filings. Audit fees were $2.4 million for the year ended January 2, 2004, and $3.4 million for the year ended January 3, 2003. The decrease in audit fees from fiscal year 2002 to fiscal year 2003 is primarily due to professional services rendered in fiscal year 2002 related to our November 2002 registration statement on Form S-4 for the exchange of our senior subordinated notes.

Audit-Related Fees. Represents fees for professional services rendered in connection with merger and acquisition due diligence, audits of acquired businesses and employee benefit plan audits. Audit-related fees were $270,000 for the year ended January 2, 2004, and $180,000 for the year ended January 3, 2003.

Tax Fees. Represents fees for professional services rendered in connection with general tax advice, tax planning and tax compliance. Tax fees were $1.0 million for the year ended January 2, 2004, and $338,000 for the year ended January 3, 2003.

All Other Fees. Represents fees for all other professional services rendered by Ernst & Young LLP. All other fees were $210,000 for the year ended January 2, 2004, and $0 for the year ended January 3, 2003.

The Audit Committee of the Board of Directors has determined that the provision by Ernst & Young LLP of non-audit services to us in the fiscal years ended January 2, 2004, and January 3, 2003, is compatible with maintaining the independence of Ernst & Young LLP. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be rendered by Ernst & Young LLP. In determining whether to approve such services, the Audit Committee considers the following:

•	whether the services are performed principally for the Audit Committee;

•	the effect of the service, if any, on audit effectiveness or on the quality and timeliness of our financial reporting process;

•	whether the service would be performed by a specialist (e.g., technology specialist) who also provides audit support and whether that would hinder independence;

•	whether the service would be performed by audit personnel and, if so, whether it will enhance the knowledge of our business;

•	whether the role of those performing the service would be inconsistent with the auditor’s role (e.g., a role where neutrality, impartiality and auditor skepticism are likely to be subverted);

•	whether the audit firm’s personnel would be assuming a management role or creating a mutuality of interest with management;

•	whether the auditors would be in effect auditing their own numbers;

•	whether the audit firm has unique expertise in the service; and

•	the size of the fee(s) for the non-audit service(s).

During 2003 and 2002, all professional services provided Ernst & Young LLP were pre-approved by the Audit Committee in accordance with our policies.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements:

See the Index to Consolidated Financial Statements on page F-1.

(2)	Financial Statement Schedules:

See Item 15(c) of this report.

(3)	Exhibits:

The exhibits required by Item 15 are listed in the Exhibit Index on page E-1.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of 2003.

Other than this annual report filed on Form 10-K, no other annual reports or proxy soliciting materials have been or will be sent to our security holders.

(c)	Schedule II - Valuation and Qualifying Accounts

Schedule II - Valuation and Qualifying Accounts

JohnsonDiversey, Inc.

Years ended January 2, 2004 and January 3, 2003 (1)

(Dollars in thousands)

	Balance at Beginning of Year	Charges to Costs and Expenses	Charges to Other Accounts (2)	Deductions (3)	Balance at End of Year
Allowance for Doubtful Accounts
Fiscal Year Ended January 2, 2004	$21,099	$11,660	$3,530	$(8,200)	$28,089
Fiscal Year Ended January 3, 2003	7,055	9,165	11,816	(6,937)	21,099

Inventory Obsolescence Reserves
Fiscal Year Ended January 2, 2004	22,671	10,750	1,435	(9,410)	25,446
Fiscal Year Ended January 3, 2003	7,271	5,627	19,909	(10,136)	22,671

Tax Valuation Allowance
Fiscal Year Ended January 2, 2004	28,789	33,774	(3,192)	(13,182)	46,189
Fiscal Year Ended January 3, 2003	24,707	6,512	7,181	(9,611)	28,789

(1)	Relevant information for the fiscal six months ended December 28, 2001, and the fiscal year ended June 29, 2001, is no longer available in a meaningful manner due to the acquisition of the DiverseyLever business and subsequent integration, and is therefore not provided as part of this schedule

(2)	Includes the effects of changes in currency translation and business acquisitions, including the DiverseyLever acquistion as of May 3, 2002

(3)	Represents amounts written off, net of recoveries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized on March 24, 2004.

JohnsonDiversey, Inc.

By	/s/ MICHAEL J. BAILEY

Michael J. Bailey, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below on March 24, 2004 by the following persons on our behalf in the capacities indicated.

/s/ GREGORY E. LAWTON Gregory E. Lawton	Chief Executive Officer and President and Director (Principal Executive Officer)

/s/ MICHAEL J. BAILEY Michael J. Bailey	Excutive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ CLIVE A. NEWMAN Clive A. Newman	Vice President and Corporate Controller (Principal Accounting Officer)

/s/ S. CURTIS JOHNSON III* S. Curtis Johnson III	Director and Chairman

/s/ TODD C. BROWN* Todd C. Brown	Director

/s/ IRENE M. ESTEVES* Irene M. Esteves	Director

/s/ ROBERT M. HOWE* Robert M. Howe	Director

/s/ HELEN JOHNSON-LEIPOLD* Helen Johnson-Leipold	Director

/s/ CLIFTON D. LOUIS* Clifton D. Louis	Director

/s/ NEAL R. NOTTLESON* Neal R. Nottleson	Director

/s/ RETO WITTWER* Reto Wittwer	Director

*	Michael J. Bailey, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above-named officers and directors of JohnsonDiversey, Inc., pursuant to a power of attorney executed on behalf of each such officer and director.

By	/s/ MICHAEL J. BAILEY

Michael J. Bailey, Attorney-in-fact

JOHNSONDIVERSEY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 2, 2004 and January 3, 2003, the Fiscal Six Months Ended December 28, 2001

and the Fiscal Year Ended June 29, 2001

Report of Ernst & Young LLP	F-2

Report of Arthur Andersen LLP	F-3

Consolidated Balance Sheets as of January 2, 2004 and January 3, 2003	F-4

Consolidated Statements of Income for the fiscal years ended January 2, 2004 and January 3, 2003, the fiscal six months ended December 28, 2001, and the fiscal year ended June 29, 2001	F-5

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 2, 2004 and January 3, 2003, the fiscal six months ended December 28, 2001, and the fiscal year ended June 29, 2001	F-6

Consolidated Statements of Cash Flows for the fiscal years ended January 2, 2004 and January 3, 2003, the fiscal six months ended December 28, 2001, and the fiscal year ended June 29, 2001	F-7

Notes to Consolidated Financial Statements – January 2, 2004	F-8

Report of Independent Auditors

To the Board of Directors and

Stockholders of JohnsonDiversey, Inc.

We have audited the accompanying consolidated balance sheets of JohnsonDiversey, Inc. as of January 2, 2004 and January 3, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the fiscal years then ended. Our audits also included the financial statement schedule listed in the index for Item 15, relating to the information as of January 2, 2004 and January 3, 2003, and for the fiscal years then ended. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements of JohnsonDiversey, Inc. for the fiscal six months ended December 28, 2001 and for the fiscal year ended June 29, 2001, were audited by another auditor who has ceased operations and whose report dated June 10, 2002, expressed an unqualified opinion on those statements before the revised disclosures described in Note 22.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of JohnsonDiversey, Inc. at January 2, 2004 and January 3, 2003, and the consolidated results of their operations and their cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

As discussed above, the consolidated financial statements of JohnsonDiversey, Inc. for the fiscal six months ended December 28, 2001 and for the fiscal year ended June 29, 2001 were audited by another auditor who has ceased operations. These financial statements have been revised to include restated and additional disclosures of related-party transactions (see Note 22). Our audit procedures with respect to the disclosures in Note 22 for the fiscal six months ended December 28, 2001 and the fiscal year ended June 29, 2001 included agreeing the amounts disclosed as related-party transactions to the Company’s underlying records obtained from management. In our opinion, such disclosures are appropriate. However, we were not engaged to audit, review, or apply any procedures to the financial statements of the Company for the fiscal six months ended December 28, 2001 and for fiscal year ended June 29, 2001 other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on such financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Chicago, Illinois March 19, 2004

THE FOLLOWING REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT OF ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THE CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2000 AND THE CONSOLIDATED STATEMENTS OF INCOME, STOCKHOLDERS’ EQUITY AND CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2000 AND JULY 2, 1999 HAVE NOT BEEN INCLUDED IN THE FINANCIAL STATEMENTS CONTAINED IN THIS REPORT.

SUBSEQUENT TO THE ISSUANCE OF THE FOLLOWING REPORT, WE REVISED OUR FINANCIAL STATEMENTS AS OF DECEMBER 28, 2001 AND THE FISCAL SIX MONTHS THEN ENDED AND AS OF JUNE 29, 2001 AND FOR THE FISCAL YEAR THEN ENDED TO INCLUDE RESTATED AND ADDITIONAL DISCLOSURES OF RELATED PARTY TRANSACTIONS (SEE NOTE 22). IN ADDITION, WE HAVE MODIFIED CERTAIN OTHER NOTES TO SUCH FINANCIAL STATEMENTS TO INCLUDE SUPPLEMENTAL AND CLARIFYING DISCLOSURES. THESE CHANGES ARE NOT COVERED BY THE PREVIOUSLY ISSUED REPORT OF ARTHUR ANDERSEN LLP, A COPY OF WHICH IS PROVIDED BELOW.

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

ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin June 10, 2002

JOHNSONDIVERSEY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

	January 2, 2004	January 3, 2003
ASSETS
Current assets:
Cash and cash equivalents	$24,543	$59,272
Accounts receivable, less allowance of $28,089 and $21,099, respectively	618,991	463,743
Accounts receivable – related parties	28,965	80,922
Inventories	263,397	260,983
Deferred income taxes	20,165	37,743
Other current assets	97,928	89,681

Total current assets	1,053,989	992,344
Property, plant and equipment, net	595,483	561,835
Capitalized software, net	107,947	79,343
Goodwill, net	1,224,059	1,132,329
Other intangibles, net	418,622	387,953
Deferred income taxes	93,258	37,653
Long-term receivables – related parties	87,663	72,475
Other assets	84,306	119,453

Total assets	$3,665,327	$3,383,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$124,228	$68,119
Current portion of long-term debt	27,812	57,906
Accounts payable	298,202	218,147
Accounts payable – related parties	62,346	110,414
Accrued expenses	435,774	382,733

Total current liabilities	948,362	837,319
Pension and other postretirement benefits	253,787	268,962
Long-term borrowings	1,338,622	1,348,270
Long-term payables – related parties	28,309	11,750
Other liabilities	101,352	84,051

Total liabilities	2,670,432	2,550,352
Commitments and contingencies (Notes 21 and 25)	—	—
Stockholders’ equity:
Common stock–$1.00 par value; 200,000 shares authorized; 24,422 shares issued and outstanding	24	24
Class A 8% cumulative preferred stock–$100.00 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Class B 8% cumulative preferred stock–$100.00 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Capital in excess of par value	736,959	734,568
Retained earnings	114,198	100,672
Accumulated other comprehensive income	145,401	1,262
Notes receivable from officers	(1,687)	(3,493)

Total stockholders’ equity	994,895	833,033

Total liabilities and stockholders’ equity	$3,665,327	$3,383,385

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands)

	Fiscal Year Ended		Fiscal Six Months Ended December 28, 2001	Fiscal Year Ended June 29, 2001
	January 2, 2004	January 3, 2003
Net sales:
Net product and service sales	$2,860,964	$2,142,109	$548,979	$1,132,833
Sales agency fee income	86,808	54,286	—	—

	2,947,772	2,196,395	548,979	1,132,833
Cost of sales	1,616,031	1,209,678	276,782	557,434

Gross profit	1,331,741	986,717	272,197	575,399
Marketing, administrative and general expenses	1,084,908	801,308	228,445	471,788
Research and development expenses	75,124	64,363	18,586	38,642
Restructuring expense	12,919	19,646	—	—

Operating profit	158,790	101,400	25,166	64,969
Other expense (income):
Interest expense	131,372	90,436	7,252	19,251
Interest income	(7,069)	(5,940)	(307)	(993)
Other expense (income), net	(9,690)	(29,011)	2,141	(2,645)

Income before taxes	44,177	45,915	16,080	49,356
Provision for income taxes	19,774	16,662	4,908	16,512

Income before minority interests	24,403	29,253	11,172	32,844
Minority interests in net income (loss) of subsidiaries	262	(315)	25	237

Net income	$24,141	$29,568	$11,147	$32,607

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in Thousands)

	Comprehensive Income	Common Stock	Preferred Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Notes Receivable from Officers	Total Stockholders’ Equity
Balance, June 30, 2000		$24	$50	$140,036	$66,253	$8,240	$—	$214,603
Comprehensive income–
Net income	$32,607	—	—	—	32,607	—	—	32,607
Foreign currency translation adjustments	(5,762)	—	—	—	—	(5,762)	—	(5,762)
Unrealized losses on derivatives, net of tax	(2,013)	—	—	—	—	(2,013)	—	(2,013)
Adjustment to minimum pension liability, net of tax	1,678	—	—	—	—	1,678	—	1,678

Total comprehensive income	$26,510

Dividends declared		—	—	—	(14,576)	—	—	(14,576)

Balance, June 29, 2001		$24	$50	$140,036	$84,284	$2,143	$—	$226,537
Comprehensive income–
Net income	$11,147	—	—	—	11,147	—	—	11,147
Foreign currency translation adjustments	(2,512)			—	—	(2,512)	—	(2,512)
Unrealized gains on derivatives, net of tax	638	—	—	—	—	638	—	638
Adjustment to minimum pension liability, net of tax	(18,861)	—	—	—	—	(18,861)	—	(18,861)

Total comprehensive loss	$(9,588)

Dividends declared		—	—	—	(7,289)	—	—	(7,289)

Balance, December 28, 2001		$24	$50	$140,036	$88,142	$(18,592)	$—	$209,660
Comprehensive income–
Net income	$29,568	—	—	—	29,568	—	—	29,568
Foreign currency translation adjustments	51,877	—	—	—	—	51,877	—	51,877
Unrealized losses on derivatives, net of tax	(16,138)	—	—	—	—	(16,138)	—	(16,138)
Adjustment to minimum pension liability, net of tax	(15,885)	—	—	—	—	(15,885)	—	(15,885)

Total comprehensive income	$49,422

Retirement of preferred stock		—	(50)	—	—	—	—	(50)
Capital contributions		—	—	587,682	—	—	—	587,682
Dividends declared		—	—	—	(17,038)	—	—	(17,038)
Contribution of notes receivable from officers		—	—	6,850	—	—	(6,850)	—
Forgiveness of portion of notes receivable from officers		—	—	—	—	—	3,357	3,357

Balance, January 3, 2003		$24	$—	$734,568	$100,672	$1,262	$(3,493)	$833,033
Comprehensive income–
Net income	$24,141	—	—	—	24,141	—	—	24,141
Foreign currency translation adjustments	145,049	—	—	—	—	145,049	—	145,049
Unrealized gains on derivatives, net of tax	2,285	—	—	—	—	2,285	—	2,285
Adjustment to minimum pension liability, net of tax	(3,195)	—	—	—	—	(3,195)	—	(3,195)

Total comprehensive income	$168,280

Capital Contributions		—	—	2,391	—	—	—	2,391
Dividends declared		—	—	—	(10,615)	—	—	(10,615)
Principal payment on notes receivable from officers		—	—	—	—	—	231	231
Forgiveness of portion of notes receivable from officers		—	—	—	—	—	1,575	1,575

Balance, January 2, 2004		$24	$—	$736,959	$114,198	$145,401	$(1,687)	$994,895

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Fiscal Year Ended		Fiscal Six Months Ended December 28, 2001	Fiscal Year Ended June 29, 2001
	January 2, 2004	January 3, 2003
Cash flows from operating activities:
Net income	$24,141	$29,568	$11,147	$32,607
Adjustments to reconcile net income to net cash provided by operating activities–
Depreciation and amortization	124,073	86,319	15,176	28,920
Amortization of intangibles	35,390	23,029	2,983	20,829
Amortization of debt issuance costs	13,126	5,951	—	—
Interest accrued on long-term receivables - related parties	(4,365)	(1,417)
Deferred income taxes	(39,656)	(11,271)	(7,107)	(6)
Gain from divestitures	(3,372)	(11,921)	—	(2,979)
Loss on property disposals	12,026	11,626	—	—
Other	685	(4,696)	1,508	(82)
Changes in operating assets and liabilities, net of effects from acquisitions of businesses–
Accounts receivable securitization	59,300	(5,600)	—	—
Accounts receivable	11,461	(28,647)	27,333	28,459
Inventories	24,101	(5,350)	(10,244)	(1,398)
Other current assets	(10,185)	(7,752)	2,974	14,077
Other assets	22,347	7,455	(8,223)	5,062
Accounts payable and accrued expenses	(20,267)	87,001	(13,291)	5,968
Other liabilities	25,055	56,725	(11,883)	10,131

Net cash provided by operating activities	273,860	231,020	10,373	141,588
Cash flows from investing activities:
Capital expenditures	(98,840)	(73,982)	(15,924)	(27,505)
Expenditures for capitalized computer software	(36,313)	(37,904)	(17,005)	(34,286)
Cash from property disposals	16,946	20,821	1,866	1,457
Acquisitions of businesses	(21,622)	(1,377,449)	—	(138,678)
Proceeds from divestitures	5,041	—	—	4,834

Net cash used in investing activities	(134,788)	(1,468,514)	(31,063)	(194,178)
Cash flows from financing activities:
(Repayments of) proceeds from short-term borrowings	(53,273)	31,903	24,592	54,317
(Repayments of) proceeds from long-term borrowings	(140,639)	1,029,153	—	(337)
Capital contributions	—	385,782	—	—
Retirement of preferred stock	—	(50)	—	—
Payment of debt issuance costs	—	(68,875)	—	—
Dividends paid	(7,878)	(17,038)	(7,289)	(14,576)

Net cash provided by (used in) financing activities	(201,790)	1,360,875	17,303	39,404

Effect of exchange rate changes on cash and cash equivalents	27,989	(72,202)	(321)	1,380

Change in cash and cash equivalents	(34,729)	51,179	(3,708)	(11,806)
Beginning balance	59,272	8,093	11,801	23,607

Ending balance	$24,543	$59,272	$8,093	$11,801

Supplemental cash flows information
Cash paid during the year:
Interest	$103,833	$69,500	$7,227	$18,140
Income taxes	12,833	32,515	457	16,530
Noncash investing and financing activities
Contribution of operations acquired by JohnsonDiversey Holdings, Inc.	$—	$201,900	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 2, 2004

(Dollars in Thousands)

(1)	Description of the Company

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

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its majority owned and controlled subsidiaries and are prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Year-End

Through fiscal 2001, the Company’s fiscal year ended on the Friday nearest to June 30. In June 2002, the Company elected to report its results of operations on a 52/53 week year ending on the Friday nearest to December 31. Accordingly, the accompanying financial statements include the results of operations for the fiscal six months ended December 28, 2001. Operations included 52 weeks in fiscal 2001 and 2003, and 53 weeks in fiscal 2002.

Revenue Recognition

The Company recognizes revenue when risk of loss and title to the product is transferred to the customer, substantially all of which occurs at the time shipment is made. Revenues are recorded net of estimated allowances for returns, discounts and rebates.

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

Rebates and Customer Incentives

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

Cost of Sales

Cost of sales includes material costs, packaging costs, production costs, distribution costs, including shipping and handling costs, and other factory overhead costs. In order to achieve alignment with its actual business management practices, beginning with fiscal year 2003, the Company reclassified distribution costs from marketing, administrative and general expenses to cost of sales. Fiscal year 2002 amounts have been reclassified for consistency. Distribution costs were $271,512 and $202,252 for the fiscal years ended January 2, 2004 and January 3, 2003, respectively, $45,044 for the fiscal six months ended December 28, 2001, and $88,811 for the fiscal year ended June 29, 2001.

Marketing, Administrative and General Expenses

Marketing, administrative and general expenses include advertising and promotion costs, marketing research and sales overhead costs. Administrative expenses include other administrative and general overhead costs.

Advertising Costs

The Company expenses advertising costs as incurred. Total advertising expense was $2,622 and $2,270 for the fiscal years ended January 2, 2004 and January 3, 2003, respectively, $674 for the fiscal six months ended December 28, 2001, and $1,900 for the fiscal year ended June 29, 2001.

Cash and Cash Equivalents

The Company considers all highly liquid investments, with maturities of 90 days or less at the date of purchase, to be cash equivalents. The cost of cash equivalents approximates fair value due to the short-term nature of the investments.

Accounts Receivable

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

Inventories

Inventories are carried at the lower of cost or market. As of January 2, 2004 and January 3, 2003, the cost of certain domestic inventories determined by the last-in, first-out (“LIFO”) method amounted to $27,482 and $32,690, respectively. This represented 10.2% and 12.2% of total inventories, respectively. For the balance of the Company’s inventories, cost is determined using the first-in, first-out (“FIFO”) method. If the FIFO method of accounting had been used for all inventories, they would have been $5,291 and $6,745 higher than reported at January 2, 2004 and January 3, 2003, respectively. The components of inventory are as follows:

	January 2, 2004	January 3, 2003
Raw materials and containers	$64,322	$72,551
Finished goods	199,075	188,432

Total inventories	$263,397	$260,983

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Major replacements and improvements are capitalized, while maintenance and repairs which do not improve or extend the life of the respective assets are expensed as incurred. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets, which typically range from 20-40 years for buildings, 3-14 years for machinery and equipment, and 5-20 years for improvements.

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

Capitalized Software

The Company capitalizes both internal and external costs to develop computer software for internal use. These costs are accounted for under the provisions of Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 permits the capitalization of certain costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use. Accordingly, certain costs of this internal-use software are capitalized beginning at the software application development phase.

Capitalized software costs are amortized using the straight-line method over the expected useful life of the software, which is generally five years.

Goodwill

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective June 30, 2001. Under SFAS No. 142, goodwill is no longer amortized, but is reviewed for impairment on an annual basis and between annual tests in certain circumstances. There was no impairment of goodwill upon adoption of SFAS No. 142, nor upon the Company’s subsequent testing conducted at the beginning of the fourth quarter of both fiscal 2003 and 2002. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. All goodwill is recorded in the Professional Business.

For the fiscal year ended June 29, 2001, goodwill amortization amounted to $12,000, net of tax. Had SFAS No. 142 been in effect for such period, net income would have been $44,607.

Other Intangibles

SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Definite-lived intangible assets, which primarily include customer lists, contractual arrangements, trademarks, patents and licenses, have been assigned an estimated finite life and are amortized on a straight-line basis over periods ranging from 1 to 37 years. Indefinite-lived intangible assets, which primarily include trademarks, patents and licenses, are evaluated annually for impairment and between annual tests in certain circumstances. There was no impairment of indefinite-lived intangible assets upon adoption of SFAS No. 142, nor upon the Company’s subsequent testing conducted in the fourth quarters of fiscal 2003 and 2002. There can be no assurance that future indefinite-lived intangible asset impairment tests will not result in a charge to earnings.

Impairment of Long-Lived Assets

Property, plant and equipment and other long-term assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment.

Environmental Remediation Costs

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. The accruals are adjusted as further information becomes available or circumstances change.

Foreign Currency Translations and Transactions

The functional currency of the Company’s foreign subsidiaries is generally the local currency. Accordingly, balance sheet accounts are translated using the exchange rates in effect at the respective balance sheet dates and income statement amounts are translated using the monthly weighted-average exchange rates for the periods presented. The aggregate effects of the resulting translation adjustments are included in accumulated other comprehensive income (loss) (see Note 23) except in the case of hyper-inflationary countries, which use the U.S. dollar as the functional currency and the effects are recorded as a component of other (income) expense, net and were ($1,828) and ($1,404) for the fiscal years ended January 2, 2004 and January 3, 2003, respectively.

Gains and losses resulting from foreign currency transactions are recorded as a component of either cost of sales or other (income) expense, net. Total net transaction losses included in cost of sales were $446 and $298 for the fiscal years ended January 2, 2004 and January 3, 2003, respectively, and were not material for the fiscal six months ended December 28, 2001 and fiscal year ended June 29, 2001. Total net transaction (gains)/losses included with other (income) expense, net were ($8,301) and ($11,742) for the fiscal years ended January 2, 2004 and January 3, 2003, respectively, ($524) the fiscal six months ended December 28, 2001 and $1,425 the fiscal year ended June 29, 2001.

Stock-Based Compensation

The Company measures compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic value method, compensation cost is the excess, if any, of the fair value at grant date or other measurement date of the stock that may be purchased upon exercise of an option over the option’s exercise price.

The Company has adopted those provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which require disclosure of the pro forma effect on net earnings as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded. The pro forma impact of compensation expense if the Company had used the fair-value method of accounting to measure compensation expense would have reduced net income by approximately $7,857 and $2,990 for the fiscal years ended January 2, 2004 and January 3, 2003, respectively, $211 for the fiscal six months ended December 28, 2001, and $215 for the fiscal year ended June 29, 2001.

Derivative Financial Instruments

The Company utilizes certain derivative financial instruments to enhance its ability to manage foreign currency exposures. Derivative financial instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into forward foreign currency exchange contracts for speculative purposes. The contracts are entered into with major financial institutions with no credit loss anticipated for the failure of counterparties to perform.

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Hedge ineffectiveness was insignificant for all periods reported. Changes in fair value of derivatives not qualifying as hedges are reported in income.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2003 presentation.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”. FIN 46 defines a “variable interest entity” and requires a company to consolidate such an entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns. The interpretation also requires disclosure of variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. FIN 46 is immediately effective for variable interest entities created after January 31, 2003 and effective December 15, 2003 for variable interest entities created on or prior to January 31, 2003. The Company’s adoption of FIN 46 has not had an impact on its consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. The Company’s adoption of SFAS No. 149 has not had a significant impact on its consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Instruments that are indexed to and potentially settled in an issuer’s own shares that are not within the scope of SFAS No. 150 remain subject to existing guidance. SFAS No. 150 must be applied to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after December 15, 2003. The Company’s adoption of SFAS No. 150 has not had and is not expected to have a significant impact on its consolidated financial position or results of operations.

(3)	Acquisitions

In November 2003, the Company acquired 50.1% of the outstanding shares of Daisan Kogyo Co., Ltd. (“Daisan”), Japan’s leading provider of commercial cleaning products and services to the food and beverage industry, for $12,076. The Company previously held 49.9% of the outstanding shares and accounted for its holding in Daisan on an equity basis. The Company is completing an exercise to determine the potential value of customer lists and related contracts and will assign purchase price accordingly. As of January 2, 2004, goodwill recorded with respect to the acquisition was $7,762.

In October 2003, the Company acquired certain net assets of Southwest Auto-Chlor System L.P., an Austin, Texas-based business that markets and sells low-energy dishwashing systems, kitchen chemicals, laundry and housekeeping products and services to foodservice, lodging, healthcare, and institutional customers, for $13,577. In addition, the Company entered into non-compete arrangements with the sellers. The Company has preliminarily assigned $11,295 of the purchase price to customer lists and related contracts, pending completion of a valuation exercise. The Company did not record goodwill as a result of the transaction.

In April 2003, the Company acquired the shares of National Brands, Inc. for $2,665. The primary assets acquired were intellectual property rights to certain industrial tradenames. In addition, the Company entered into non-compete arrangements with the sellers. The Company did not record goodwill as a result of this transaction.

In January 2003, the Company acquired certain intangible assets of Oy Trans-Meri AB, a Finish based manufacturer and seller of chemicals and tools to the industrial and institutional markets, for $2,087. The Company has assigned the entire purchase price to customer lists and related contracts.

In June and September 2002, in connection with the completion of the Company’s “spin-off” from SCJ referred to in Note 1 above, the Company acquired business assets in Kenya, the Netherlands, South Africa, Turkey and Venezuela for a combined purchase price of $4,022. The Company recorded goodwill of $3,753 from these transactions.

In May 2002, the Company acquired the DiverseyLever business from Unilever. See Note 4 below.

In September 2000, the Company acquired the stock of The Butcher Company, a leading U.S. manufacturer of floor care, dilution control and commercial cleaning products, for $131,452. The Company recorded goodwill of $111,000 from this transaction. In addition, the Company purchased land and buildings from the previous owners of The Butcher Company for approximately $3,200.

Each of the above acquisitions were accounted for under the purchase method of accounting. Operations from the acquisitions are included in the Company’s financial statements from the respective dates of acquisition.

(4)	Acquisition of the DiverseyLever Business

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

The Company believes that the acquisition provided opportunities for revenue growth and cost savings through the integration of the DiverseyLever business. In addition, the integration of the DiverseyLever business lines provided cross-selling opportunities due to their businesses’ complementary product offerings and geographic footprint. The acquisition greatly increased the Company’s network of international distributors and the size of its direct sales force, thus broadening the

Company’s global access to existing and new end-users. The Company also believes that it can obtain significant cost savings from the rationalization of manufacturing plants, consolidation of physical distribution infrastructure and reduction of overlap in back-office and administrative functions. These factors contributed to a purchase price for the DiverseyLever business that resulted in the recognition of goodwill.

During fiscal 2003, the Company continued the process of settlement and conclusion on purchase price allocation and adjustment associated with the acquisition of the DiverseyLever business. The following represents a reconciliation of the adjustments to the preliminary allocation of purchase price from January 3, 2003 to January 2, 2004:

	January 3, 2003	Adjustments recorded in 2003		January 2, 2004
Cash purchase price	$1,029,836	$(4,396	)(a)	$1,025,440
Senior discount notes of Holdings	201,900	—		201,900
Equity in Holdings issued to Unilever	352,059	—		352,059
Transaction-related costs	39,564	2,163	(b)	41,727
Net debt adjustment payable in cash	15,320	—		15,320
Net debt adjustment to subscription price	11,750	—		11,750
Working capital adjustment payable in cash	33,568	—		33,568
Working capital adjustment to subscription price	(36,540)	5,635	(c)	(30,905)
Pension adjustment – EBITDA	2,580	(10,950	)(d)	(8,370)
Pension adjustment–fully funded	(108,017)	(6,490	)(e)	(114,507)
Tax indemnification adjustment	—	(5,808	)(f)	(5,808)

Total purchase price	1,542,020	(19,846)		1,522,174
Fair value of net tangible assets acquired	(389,603)	(30,156	)(g)	(419,759)

Excess purchase price	1,152,417	(50,002)		1,102,415
Allocation to intellectual property	(122,941)	—		(122,941)
Allocation to other identified intangible assets	(235,394)	—		(235,394)

Goodwill	$794,082	$(50,002)		$744,080

(a)	The Company and Unilever reached settlement and the Company received $4,396 from Unilever in consideration of certain administrative and management costs retained by the Company, but not contemplated in the determination of the original cash purchase price. The cash adjustment was recorded as a reduction of purchase price and acquisition goodwill. Further adjustments are not expected.

(b)	The Company recorded additional transaction-related costs of $2,163, which were accounted for as an increase to acquisition goodwill. The Company does not expect further adjustment to goodwill as it relates to transaction-related costs.

(c)	The Company and Unilever reached settlement relative to the working capital adjustment to subscription price, resulting in the Company increasing its purchase price and acquisition goodwill by $5,635 from the preliminary estimate at January 3, 2003. Accordingly, the Company’s related long-term receivable from Unilever (see Note 22) was decreased from $36,540 as of January 3, 2003 to $30,905 as of January 4, 2004.

(d)	The Company and Unilever have substantially agreed on the pension adjustment – EBITDA resulting in a $10,950 decrease in purchase price and acquisition goodwill from the preliminary estimate at January 3, 2003. In conjunction with the settlement, the Company received $5,580 from Unilever and the remaining balance of $2,790 was included in the long-term receivables from Unilever (see Note 22). Further adjustments are not expected to be significant and are anticipated to be finalized with Unilever by June 2004.

(e)	The Company and Unilever have substantially agreed on the pension adjustment – fully funded resulting in a $6,490 decrease in purchase price and acquisition goodwill from the preliminary estimate at January 3, 2003. Further adjustments are not expected to be significant and are anticipated to be finalized with Unilever by June 2004.

The Company received $23,184 and $43,138 during the fiscal years ended January 2, 2004 and January 3, 2003, respectively, in partial settlement of the pension full-funding adjustments. As of January 2, 2004, the Company had a related long-term receivable from Unilever of $48,185.

(f)	The purchase agreement provides for Unilever indemnifying the Company for certain tax liabilities included in net tangible assets acquired. Accordingly, the Company recorded an estimated receivable from Unilever of $5,808, of which $5,328 was received in cash during fiscal year 2003, resulting in a decrease in purchase price and acquisition goodwill. Further adjustments are expected to be finalized and agreed with Unilever through the second quarter of fiscal 2004 and are, accordingly, subject to change.

(g)	The Company recorded additional restructuring liabilities of $21,758 (see Note 13) and associated deferred taxes of $4,956. Based on revisions to initial assumptions, the Company reversed $11,279 of restructuring reserves previously established in purchase accounting. Adjustments to restructuring liabilities resulted in a $5,523 decrease in the net tangible assets acquired and an increase in acquisition goodwill from the preliminary estimates at January 3, 2003.

The Company recorded $1,700 of additional environmental reserves in adjustment of previous estimates. The adjustment resulted in a decrease in the net tangible assets acquired and an increase in acquisition goodwill from the preliminary estimates at January 3, 2003.

The Company increased the net tangible assets acquired and decreased acquisition goodwill by $33,543 to properly reflect fair value and adjustment of previous estimates. In addition, the Company increased net tangible assets acquired and decreased acquisition goodwill by $4,298 to revise pension liabilities, net of deferred taxes.

The Company decreased net tangible assets acquired and increased acquisition goodwill by $973 in clarification of tax liabilities identified in (f).

The Company increased net tangible assets acquired and decreased acquisition goodwill by $511 for the use of tax based net operating losses.

Pro Forma Results (Unaudited)

The following reflects the unaudited pro forma results for the Company giving effect to the acquisition of the DiverseyLever business and the related financings as if they had occurred at the beginning of each period.

	Fiscal Year Ended
	January 3, 2003	December 28, 2001
Net revenues	$2,658,895	$2,575,492
Net income (loss)	8,867	(3,014)

(5)	Divestitures

In December 2003, the Company disposed of the San Diego, California based branch of its Auto-Chlor business for $2,973. The Company recorded a net gain of $954 as a result of this transaction. Annualized revenues for the branch approximated $2,500 for the year ended January 2, 2004.

In December 2003, the Company disposed of a non-strategic machine warewash and kitchen hygiene products business in Norway for $2,024. The Company recorded a net gain of $1,652 as a result of this transaction. Annualized revenues for the business approximated $4,700 for the year ended January 2, 2004.

In May 2003, the Company and a joint venture partner determined that they would dissolve a non-strategic business involved in the development and distribution of cleaning machines. The Company recorded a net loss of $1,409 as a result of this transaction. Annualized revenues for the joint venture were not significant.

In March 2003, the Company disposed of a non-strategic logistics service business in Japan for $835 and the assumption of net liabilities by the purchaser of $460. The Company recorded a net gain of $1,295 as a result of this transaction. Annualized revenues for the business approximated $7,600 for the year ended January 2, 2004.

In November 2002, the Company disposed of a non-strategic adhesives product line for $2,500. The Company recorded a net gain of $2,355 as a result of this transaction. Annualized revenues for the product line approximated $2,400 for the year ended January 3, 2003.

In May 2002, the Company disposed of a non-strategic dishwash detergent product line for $10,444. The Company recorded a net gain of $9,566 as a result of this transaction. Annualized revenues for the product line approximated $6,900 for the twelve months ended December 28, 2001.

In July 2000, the Company sold its interest in the Acurid joint venture for $4,834. The Company recorded a net gain of $2,979 as a result of this transaction.

The disposed businesses were part of larger cash-flow generating groups and were therefore not reported as discontinued operations. Gains or losses associated with each of the above divestitures are included as a component of other (income) expense in the consolidated statement of income.

(6)	Accounts Receivable Securitization

The Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001 whereby they sell on a continuous basis certain trade receivables to JWPR Corporation (“JWPRC”), a wholly owned, consolidated special purpose, bankruptcy-remote subsidiary of the Company. JWPRC was formed for the sole purpose of buying and selling receivables generated by the Company and its subsidiaries party to the agreement. JWPRC in turn sells an undivided interest in the total accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the percentage of total receivables deemed eligible. The accounts receivable securitization arrangement is accounted for under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities–A replacement of FASB Statement No. 125.”

On August 29, 2003, the receivables securitization facility was amended to include certain additional U.S. subsidiaries, expand the total potential for securitization of trade receivables to $75,000 from the previous limit of $55,000, and change the facility term to 354 days from the date of closing, renewable without fee.

On October 24, 2003, the receivables securitization facility was again amended to include certain United Kingdom subsidiaries and further expand the total potential for securitization of trade receivables to $100,000 (the “October 2003 amendment”). Prior to the October 2003 amendment the beneficial interest of accounts receivable sold under the arrangement was excluded from accounts receivable in the Company’s consolidated balance sheets in accordance with SFAS No. 140. As a result of the terms of the October 2003 amendment, the limitations in the articles of incorporation of JWPRC and the requirements for sale defined in SFAS No. 140, the Company was no longer able to exclude the accounts receivable sold under the arrangement from its consolidated balance sheets. The Company expects to modify the articles of incorporation of JWPRC and be able to exclude accounts receivable sold under the arrangement from the Company’s consolidated balance sheet beginning the first quarter of fiscal year 2004.

Subsequent to the Company’s fiscal year-end, on January 5, 2004, the receivables securitization facility was amended and restated to include its Italian subsidiary.

As of January 2, 2004, the Company included $95,200 of accounts receivable held by the Conduit in its consolidated balance sheet for reasons noted above. As of January 3, 2003, the Conduit held $35,900 of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheet.

The Company had a retained interest of $20,701 in the receivables of JWPRC as of January 3, 2003. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheet at estimated fair value.

Proceeds from the sales of receivables were used to pay down existing debt facilities. Costs associated with the sale of beneficial interests in the receivables vary on a monthly basis and are generally related to the commercial paper rate and administrative fees associated with the overall program facility. Such costs were $1,149 and $1,061 for the years ended January 2, 2004 and January 3, 2003, respectively, and are included in other (income) expense, net in the consolidated statements of income.

The Company and the subsidiaries party to the agreements have retained responsibility for servicing accounts receivable of JWPRC corresponding to each of them. No servicing asset or liability has been recorded because the benefits of servicing are expected to be just adequate to compensate the Company and subsidiaries for their servicing responsibilities.

(7)	Property, Plant and Equipment

Property, plant and equipment, net, consisted of the following:

	January 2, 2004	January 3, 2003
Land and improvements	$75,051	$65,510
Buildings and leasehold improvements	210,600	165,755
Equipment	606,662	529,029
Capital leases	22,735	17,273
Construction in progress	26,163	35,883

	941,211	813,450
Less–Accumulated depreciation	(345,728)	(251,615)

Property, plant and equipment, net	$595,483	$561,835

(8)	Capitalized Software

Capitalized software, net, consisted of the following:

	January 2, 2004	January 3, 2003
Capitalized software	$138,365	$90,954
Less–Accumulated amortization	(30,418)	(11,611)

	$107,947	$79,343

Amortization expense related to capitalized software was $20,509 and $9,253 for the fiscal years ended January 2, 2004 and January 3, 2003, respectively, $1,807 for the fiscal six months ended December 28, 2001, and $1,357 for the fiscal year ended June 29, 2001. No amortization of capitalized software was incurred prior to the last six months of fiscal 2001, as no projects were put in service prior to July 2001.

During the fiscal years ended January 2, 2004 and January 3, 2003, the Company capitalized $1,589 and $3,311, respectively, of interest in connection with its ongoing software projects. Periodically, the Company assesses potential impairment of capitalized software balances. During the fiscal years ended January 2, 2004 and January 3, 2003, the Company recorded impairment charges of $2,336 and $10,114, respectively. All charges were included in marketing, administrative and general expense and were related to the integration of computer systems in connection with the acquisition of the DiverseyLever business.

(9)	Goodwill

Changes in the balance of the goodwill account are as follows:

	Fiscal Year Ended
	January 2, 2004	January 3, 2003
Balance at beginning of year	$1,132,329	$271,958
Acquisitions	7,889	797,835
Divestitures	(1,179)	—
Post-acquisition adjustments to purchase price	(50,002)	—
Impact of foreign currency fluctuations	135,022	62,536

Balance at end of year, net of accumulated amortization	$1,224,059	$1,132,329

(10)	Other Intangibles

Other intangibles consisted of the following:

	Weighted-Average Useful Lives	January 2, 2004	January 3, 2003
Amortizable intangible assets:
Trademarks, patents and licenses	10 years	$47,268	$39,935
Customer lists, contracts and other intangibles	12 years	294,569	256,456
Nonamortizable intangible assets:
Trademarks, patents and licenses	—	136,469	117,551
Customer lists, contracts and other intangibles	—	4,044	1,727

		482,350	415,669
Less–Accumulated amortization		(63,728)	(27,716)

Other intangibles, net		$418,622	$387,953

Amortization expense for other intangibles was $35,390 and $23,029 for the fiscal years ended January 2, 2004 and January 3, 2003, respectively.

The aggregate amounts of anticipated amortization of intangible assets for each of the next five fiscal years and thereafter are as follows:

Year
2004	$35,430
2005	32,831
2006	31,464
2007	28,851
2008	27,314
Thereafter	122,219

$278,109

(11)	Indebtedness and Credit Arrangements

The Company’s indebtedness and credit arrangements consisted of the following:

	January 2, 2004	January 3, 2003
Short-term borrowings:
Lines of credit	$15,003	$35,419
Revolving credit facilities	14,025	32,700
Receivables securitization facility	95,200	—

	$124,228	$68,119

Long-term borrowings:
Term loan A	$92,973	$167,325
Term loan B	672,129	676,489
Term loan C	17,967	29,239
Senior subordinated notes	583,365	533,123

	1,366,434	1,406,176
Less: Current portion	27,812	57,906

	$1,338,622	$1,348,270

In connection with the acquisition of DiverseyLever, the Company entered into senior secured credit facilities consisting of three term loan facilities and dollar/euro- and dollar/yen-based revolving credit facilities. The term loan facilities consist of: a tranche A term loan, maturing in May 2008 and bearing interest at floating rates based on LIBOR, plus 325 basis points (4.40%

and 4.90% at January 2, 2004 and January 3, 2003, respectively), with scheduled principal reductions semiannually; a tranche B term loan, maturing in November 2009 and bearing interest at floating rates based on LIBOR plus 275 basis points at January 2, 2004 (3.91%) and 350 basis points at January 3, 2003 (5.19%) and EURIBOR plus 325 basis points at January 2, 2004 (5.40%) and 350 basis points at January 3, 2003 (6.76%), with scheduled principal reductions semiannually; and a tranche C term loan, maturing in May 2008 and bearing interest at floating rates based on Canadian dollar LIBOR plus 275 basis points at January 2, 2004 (5.49%) and US dollar LIBOR plus 325 basis points at January 3, 2003 (4.63%), with scheduled principal reductions semiannually.

The Company’s dollar/euro- and yen-based revolving credit facilities are structured as follows: the aggregate principal amount of the dollar/euro revolving credit facility is $210,000, of which the full amount is available to be borrowed at January 2, 2004; and the aggregate principal amount of the yen revolving credit facility is ¥11,526,300 ($107,771), of which up to ¥10,026,300 ($93,746) is available to be borrowed at January 2, 2004. At January 2, 2004, borrowings were $0 and ¥1,500,000 ($14,025) under the dollar/euro and yen facilities, respectively. The revolving facilities bear interest at floating rates based on LIBOR, plus a variable, leverage ratio-based spread of 250-325 basis points, which as of January 2, 2004 and January 3, 2003 was 2.83% and 6.5%, respectively.

The senior secured credit facilities were amended in August 2003. This amendment reduced the interest rate payable with respect to specified tranches of debt under the senior secured credit facilities, thereby reducing borrowing costs over their remaining life. In addition, the amendment increased specified credit limits and changed various administrative requirements. The senior secured credit facilities were amended for a second time on February 24, 2004. This amendment reduced the interest rate payable for the U.S. dollar portion of the tranche B term loan under the senior secured credit facilities, thereby reducing the borrowing cost over the remaining life of the tranche. In addition, the amendment changed various financial covenants and administrative requirements to provide the Company with greater flexibility to operate our business.

On May 3, 2002, the Company issued $300,000 and €225,000 of 9.625% senior subordinated notes due 2012 to finance a portion of the cash purchase price of the DiverseyLever business. In January 2003, the Series A senior subordinated notes were converted to series B senior subordinated notes (the “Senior Subordinated Notes”) with the same interest rates and due dates under an exchange offer filed with the SEC.

As of October 24, 2003, the accounting treatment for the Company’s receivables securitization facility (see Note 6) requires that $95,200 accounts receivable sold to the Conduit be included in accounts receivable, with offset to short term borrowings, on the Company’s consolidated balance sheet.

Scheduled Maturities of Long-term Borrowings

Aggregate scheduled maturities of long-term borrowings in each of the next five fiscal years and thereafter are as follows:

Year
2004	$27,812
2005	30,811
2006	30,811
2007	33,809
2008	168,527
Thereafter	1,074,664

$1,366,434

Financial Covenants

Under the terms of its senior secured credit facilities, the Company is subject to specified financial covenants. The most restrictive covenants under the senior secured credit facilities require the Company to meet the following targets and ratios:

Maximum Leverage Ratio. The Company is required to maintain a leverage ratio for each financial covenant period of no more than the maximum ratio specified in the senior secured credit facilities for that financial covenant period. The maximum leverage ratio is the ratio of: (i) the Company’s consolidated indebtedness (excluding up to $55 million of indebtedness incurred under the Company’s receivables securitization facility and indebtedness relating to specified interest rate hedge agreements) as of the last day of a financial covenant period using a weighted-average exchange rate for the relevant prior two fiscal quarters to (ii) the Company’s consolidated EBITDA for the same financial covenant period. EBITDA is generally defined in the senior secured credit facilities as earnings before interest, taxes, depreciation and amortization, plus the addback of specified expenses. The senior secured credit facilities require that the Company’s maximum leverage ratio not exceed a continuously declining range from 4.25 to 1 for the financial covenant period ending nearest December 31, 2003, to 3.0 to 1 for the financial covenant periods ending nearest March 31, 2006.

Minimum Interest Coverage Ratio. The Company is required to maintain an interest coverage ratio for each financial covenant period of no less than the minimum ratio specified in the senior secured credit facilities for that financial covenant period. The minimum interest coverage ratio is the ratio of: (i) the Company’s consolidated EBITDA for a financial covenant period to (ii) the Company’s cash interest expense for that same financial period. The senior secured credit facilities require that the Company’s minimum interest coverage ratio not exceed a continuously increasing range from 2.75 to 1 for the financial covenant period ending nearest December 31, 2003, to 4.0 to 1 for the financial covenant periods ending nearest December 31, 2005.

Capital Expenditures. The senior secured credit facilities prohibit the Company from making capital expenditures during any year in an amount exceeding a continuously declining range from $161,200 in 2003 to $113,200 in 2007. The Company can exceed the limitation in any year by the amount, if any, by which the limitation for the previous year exceeded actual capital expenditures made in that previous year.

Restructuring Charges. The senior secured credit facilities limit the amount of spending on restructuring and integration related activities in 2004 and 2005 to $145,000 in the aggregate.

In addition, the senior secured credit facilities contain covenants that restrict the Company’s ability to declare dividends and to redeem and repurchase capital stock. The senior secured credit facilities also limit the Company’s ability to incur additional liens, engage in sale-leaseback transactions and incur additional indebtedness and make investments.

As of January 2, 2004, the Company was in compliance with all covenants under the senior secured credit facilities.

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

As of January 2, 2004, the Company was in compliance with all covenants under the indentures for the senior subordinated notes.

Cross Defaults

The Company’s failure to comply with the covenants in its senior secured credit facilities or its indentures for the senior subordinated notes or the Company’s inability to comply with financial ratio tests or other restrictions could result in an event of default under the indentures for the senior subordinated notes or the senior secured credit facilities. Additionally, a payment default or default that results in the acceleration of indebtedness aggregating $25,000 or more, including, without limitation, indebtedness under the senior secured credit facilities, the indentures for the senior subordinated notes and indebtedness under the Company’s receivables securitization facility and foreign lines of credit, is also an event of default under the senior secured credit facilities, the indentures for the senior subordinated notes and the indenture for Holdings’ senior discount notes. Further, specified defaults under the credit facilities and the indentures for the senior subordinated notes constitute defaults under the Company’s receivables securitization facility, some of the Company’s foreign lines of credit and the Company’s license agreements with SCJ. A default, if not cured or waived, may permit acceleration of the Company’s indebtedness or result in a termination of its license agreements.

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

(12)	Financial Instruments

The Company has operations in 120 countries and approximately 67% of the Company’s revenues are generated outside the U.S. The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. These financial risks are monitored and managed by the Company as an integral part of its overall risk management program.

The Company maintains a foreign currency risk management strategy that uses derivative instruments (foreign currency forward contracts) to protect its interests from fluctuations in earnings and cash flows caused by the volatility in currency exchange rates. Movements in foreign currency exchange rates pose a risk to the Company’s operations and competitive position, since exchange rate changes may affect the profitability and cash flow of the Company, and business and/or pricing strategies of competitors.

Certain of the Company’s foreign business unit sales and purchases are denominated in the customers’ or vendors’ local currency. The Company purchases foreign currency forward contracts as hedges of foreign currency denominated receivables and payables and as hedges of forecasted sales and purchases that are denominated in foreign currencies. These contracts are entered into to protect against the risk that the future dollar-net-cash inflows and outflows resulting from such sales, purchases, firm commitments or settlements will be adversely affected by changes in exchange rates.

At January 2, 2004 and January 3, 2003, the Company held foreign currency forward contracts with a notional amount of $216,644 and $81,926, respectively, for the purpose of hedging foreign currency denominated receivables and payables. Because the terms of such contracts are primarily less than three months, the Company has not elected hedge accounting treatment for these contracts. The Company records the changes in the fair value of these contracts within other (income) expense in the consolidated statement of earnings. Total net unrealized (gains) losses recognized on foreign currency forward contracts was $1,212 and $(949) for the fiscal years ended January 2, 2004 and January 3, 2003, respectively, $(53) for the fiscal six months ended December 28, 2001 and $(313) for the fiscal year ended June 29, 2001.

As of January 2, 2004, the Company was not party to any forward exchange contracts for the purpose of hedging future cash flows. As of January 3, 2003, the Company was party to 48 such forward exchange contracts for a notional amount of $20,063. Net unrealized gains of $0 and $83 are included in other comprehensive income as of January 2, 2004 and January 3, 2003, respectively.

The Company is also party to seven interest rate swaps entered into in May 2002. The latest expiration date is May 2007. These swaps were purchased to hedge the Company’s floating interest rate exposure on term loan B (see Note 11) with a final maturity of November 2009. Under the terms of these swaps, the Company pays a fixed rate of 4.8% and receives three-month LIBOR on the notional amount of U.S. dollar swaps and three-month EURIBOR on the notional amount of Euro swaps for the life of the swaps. Unrealized gains and losses on these interest rate swaps are recognized in other comprehensive income, net of tax. The net unrealized loss included in other comprehensive income was $15,228 and $17,010 for the years ended January 2, 2004 and January 3, 2003, respectively. There was no ineffectiveness related to the interest rate swap agreements for the years ended January 2, 2004 and January 3, 2003.

Total realized (gains) losses on derivative instruments, which were recorded in other (income) expense in the consolidated statement of income, were $1,777 and $(4,849) for the fiscal years ended January 2, 2004 and January 3, 2003, respectively.

(13)	Restructuring Liabilities

During fiscal year 2002, in connection with the acquisition of the DiverseyLever business, the Company recorded liabilities for the involuntary termination of former DiverseyLever employees, mainly in administrative, finance, human resources and manufacturing positions, and other exit costs associated with the former DiverseyLever facilities (“exit plans”). The Company recorded an estimated liability in the amount of $70,094, of which $63,635 was for severance and related benefits pertaining to the involuntary termination of approximately 1,000 DiverseyLever employees and $6,459 was for exit plan costs. During the year ended January 2, 2004, the Company recognized liabilities of $18,224 for the involuntary termination of 299 additional former DiverseyLever employees and $3,534 for other exit plan costs, which were recorded as an adjustment to purchase accounting. The Company’s exit plans provide for the planned termination of 1,299 total employees, of which 998 and 471 were actually terminated as of January 2, 2004 and January 3, 2003, respectively.

Additionally, the Company developed plans to restructure certain facilities that it owned prior to the acquisition of the DiverseyLever business (“restructuring plans”), primarily for the purpose of eliminating redundancies resulting from the acquisition of the DiverseyLever business. During fiscal year 2002, in connection with these restructuring plans, the Company recorded restructuring plan liabilities of $19,646, of which $10,991 pertained to the planned involuntary termination of approximately 240 pre-acquisition employees of the Company and $8,655 pertained to the elimination of redundant facilities. During the year ended January 2, 2004, the Company recognized additional restructuring plan liabilities of $14,411 for the involuntary termination of 121 additional pre-acquisition employees and $3,065 for additional other restructuring plan costs. The Company’s restructuring plans provide for the planned termination of 361 pre-acquisition employees, of which 340 and 151 were actually terminated as of January 2, 2004 and January 3, 2003, respectively.

	Exit Plans			Restructuring Plans
	Employee- Related	Other	Total	Employee- Related	Other	Total
Liability established in purchase accounting	$63,635	$6,459	$70,094	$—	$—	$—
Liability recorded as restructuring expense	—	—	—	10,991	8,655	19,646
Cash paid [1]	(11,672)	(380)	(12,052)	(5,267)	(3,563)	(8,830)

Liability balances as of January 3, 2003	51,963	6,079	58,042	5,724	5,092	10,816
Liability established in purchase accounting	18,224	3,534	21,758	—		—
Liability recorded as restructuring expense	—	—	—	14,411	3,065	17,476
Liability reclassifications [3]	(2,908)	2,908	—	(1,769)	1,769	—
Liability adjustments [2]	(7,952)	(3,327)	(11,279)	(906)	(3,651)	(4,557)
Cash paid [1]	(34,506)	(5,783)	(40,289)	(12,287)	(4,882)	(17,169)

Liability balances as of January 2, 2004	$24,821	$3,411	$28,232	$5,173	$1,393	$6,566

[1]	Cash paid includes the effects of foreign exchange.

[2]	Liability adjustments include reductions to previously established plan obligations based on revisions to initial assumptions and removal of liabilities related to impaired long-lived assets in accordance with SFAS No. 144, which were charged to marketing, administrative and general expenses in the consolidated statement of income. Accordingly, all charges related to the liability adjustments were recorded in the proper period.

[3]	Liability reclassifications include reclassification between previously determined employee-related and other plan liabilities based on clarification of original assumptions. All charges related to the liability reclassifications were recorded in the proper period.

(14)	Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of income, include the following:

	Fiscal Year Ended		Fiscal Six Months Ended December 28, 2001	Fiscal Year Ended June 29, 2001
	January 2, 2004	January 3, 2003
Net gain on sale of product lines	$(3,372)	$(11,921)	$—	$—
Net loss on partnership dissolution	1,410	—	—	—
Gain on Acurid divestiture	—	—	—	(2,979)
Gain on acquisition-related forward contract	—	(15,711)	—	—
Loss on devaluation of Argentine Peso	—	3,054	2,000	—
Revaluation gains on unhedged positions and ineffective portion of hedge instruments	(2,824)	(15)	—	—
Other, net	(4,904)	(4,418)	141	334

	$(9,690)	$(29,011)	$2,141	$(2,645)

The Company purchased forward currency contracts to hedge the Company’s exposure to the Euro in connection with the DiverseyLever acquisition. A total of €340,000 notional amount forward currency contracts were purchased on February 12, 2002, and March 5, 2002. The Company received proceeds of $15,711 upon settlement of the contracts from the date of inception to May 3, 2003, the date of the DiverseyLever acquisition, when the contracts were settled. Although the Company entered into the forward contract to hedge its foreign currency exposure, U.S. GAAP prohibits accounting for the gain on the forward contract as an adjustment to the purchase price. Accordingly, the Company recognized the proceeds as a nonoperating gain in the income statement.

(15)	Income Taxes

The income tax provision for the Company has been calculated as if the entities included in the Company’s consolidated financial statements file separately from their parent holding company, Holdings, except with respect to U.S. foreign tax credits for which no tax benefit is taken by the Company, unless such benefit is expected to be realized by Holdings. The Company allocates its income tax liability between affiliates based on each affiliate’s ability to utilize tax attributes on a stand-alone basis.

As a result of the separation from SCJ in 1999, the Company and its parent, Holdco, entered into a tax sharing agreement to allocate responsibility for taxes between SCJ and the Company. In accordance with the terms of the agreement, the Company owed SCJ approximately $1,300, of which $650 was paid in October 2002, $300 was paid in October 2003, and $350 was satisfied by offsetting other audit adjustments favorable to the Company.

The provision for income taxes was comprised of:

	Fiscal Year Ended		Fiscal Six Months Ended December 28, 2001	Fiscal Year Ended June 29, 2001
	January 2, 2004	January 3, 2003
Current:
Federal	$10,225	$14,422	$186	$5,571
State	23	811	979	1,334
Foreign	18,864	8,852	10,850	9,613
Deferred taxes	(9,338)	(7,423)	(7,107)	(6)

	$19,774	$16,662	$4,908	$16,512

A reconciliation of the difference between the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended		Fiscal Six Months Ended December 28, 2001	Fiscal Year Ended June 29, 2001
	January 2, 2004	January 3, 2003
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(1.2)	1.1	5.5	3.4
Effect of foreign operations	6.0	2.5	(10.0)	(7.3)
Increase in valuation allowance	6.0	0.0	0.0	0.0
Other	(0.8)	(2.3)	0.0	2.4

Effective income tax rate	45.0%	36.3%	30.5%	33.5%

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

The differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to significant portions of deferred income tax liabilities or assets include the following:

	January 2, 2004	January 3, 2003
Deferred tax assets:
Employee benefits	105,012	$77,758
Inventories	5,168	—
Accrued expenses	46,932	31,111
Net operating loss carryforwards	98,620	76,518
Foreign tax credits	13,249	—
Other (net)	15,654	1,500
Valuation allowance	(46,189)	(28,789)

	$238,446	$158,098

Deferred tax liabilities:
Tangible assets	$24,460	$22,974
Intangible assets	100,563	50,241
Inventories	—	9,389
Other (net)	—	98

	$125,023	$82,702

The Company has foreign net operating loss carryforwards totaling $236,660 that expire as follows: fiscal 2005 – $29,914; fiscal 2006 – $13,584; fiscal 2007 – $24,798; fiscal 2008 – $32,126; fiscal 2009 and beyond – $55,227; and no expiration – $81,011. The Company also has foreign tax credit carryforwards totaling $11,135 that expire as follows: fiscal 2004 - $649; fiscal 2005 - $152; fiscal 2006 - $270; fiscal 2007 - $4,728; and fiscal 2008 - $5,336. The Company also has U.S. federal and state net operating loss carryforwards totaling $6,325 and $236,152, respectively. The federal carryforward expires in nineteen years, while the state net operating loss carryforwards expire in various amounts over one to twenty years. Valuation allowances of $46,189 and $28,789 as of January 2, 2004 and January 3, 2003, respectively, have been provided for deferred income tax benefits related to the foreign loss carryforwards and U.S. foreign tax credits that may not be realized. The valuation allowance at

January 2, 2004, includes $3,993 related to acquired foreign loss carryforwards. Any tax benefits subsequently recognized for the acquired foreign loss carryforwards will be allocated to reduce goodwill.

Pretax income from foreign operations was $87,048 and $25,138 for the fiscal years ended January 2, 2004 and January 3, 2003, respectively, $36,357 for the fiscal six months ended December 28, 2001 and $70,311 for the fiscal year ended June 29, 2001. Federal and state income taxes are provided on international subsidiary income distributed to or taxable in the U.S. during the year. As of January 2, 2004, federal and state taxes have not been provided for the repatriation of unremitted earnings of certain foreign subsidiaries, which are considered to be permanently invested. A determination of the unrecognized deferred tax liability associated with permanently reinvested foreign subsidiary earnings is not practicable.

(16)	Defined-Benefit Plans

The Company provides retirement and other defined-benefits to its employees worldwide. The retirement benefits are provided mainly through pension and other defined-benefit plans. Under the acquisition agreement with Unilever, the Company has agreed to maintain the employees’ benefit programs for DiverseyLever employees joining the Company at their current level for at least three years. Otherwise, the Company reserves the right to amend or terminate its employee benefit plans at any time.

Employees around the world participate in various local pension and other defined-benefit plans. These plans provide benefits that are generally based on years of credited service and a percentage of the employee’s eligible compensation, either earned throughout that service or during the final years of employment. Some smaller plans also provide long-service payments. Under the constitutions of Unilever’s plans, the Company’s plans will receive transfer payments based on an equitable distribution of funds in respect of transferring employees. Any shortfall in those payments relative to the transferring liability, measured using U.S. GAAP at the time of the agreement, will be settled by a cash payment from Unilever to the Company. The Company received $23,184 and $43,138 from Unilever in settlement of the agreement during the fiscal years ended January 2, 2004 and January 3, 2003, respectively.

Global Defined Benefit Pension Plans

The following table provides a summary of the changes in the Company’s plans’ benefit obligations, assets and funded status during 2003 and 2002, and the amounts recognized in the consolidated balance sheets, in respect of those countries (“disclosed countries”) where the pension liabilities exceeded a certain threshold (approximately $5 million).

	Fiscal Year Ended
	January 2, 2004			January 3, 2003
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Change in benefit obligations:
Benefit obligation at beginning of period	$156,744	$79,754	$309,924	$87,573	$64,852	$—
Purchase accounting adjustment	890	206	(75,540)	—	—	—
Service cost	6,389	2,717	17,540	5,132	2,193	10,282
Interest cost	11,419	2,024	11,944	9,347	2,034	9,231
Plan participant contributions	352	—	1,763	—	—	997
Actuarial loss or (gain)	12,983	(4,322)	3,596	1,976	6,430	29,406
Benefits paid	(7,975)	(5,709)	(6,856)	(7,007)	(4,911)	(1,993)
Gain/(loss) due to exchange rate movements	5,775	9,240	44,180	(68)	5,580	32,821
Plan amendments	(655)	208	—	—	—	—
Acquisitions	—	2,260	1,491	59,791	3,576	239,532
Curtailments, settlements and special termination benefits	—	(3,577)	2,104	—	—	(10,352)

Benefit obligation at end of period	$185,922	$82,801	$310,146	$156,744	$79,754	$309,924

Change in plan assets:
Fair value of plan assets at beginning of period	$105,226	$33,389	$150,016	$63,821	$29,582	$—
Purchase accounting adjustment	1,320	—	(47,978)	—	—	—
Actual return on plan assets	16,934	(125)	9,355	(8,908)	160	(19,575)
Employer contribution	19,330	3,758	28,520	8,704	5,016	8,157
Plan participant contributions	352	—	1,763	—	—	997
Benefits paid	(7,975)	(4,583)	(6,856)	(7,007)	(4,911)	(1,993)
Gain/(loss) due to exchange rate movements	3,547	4,114	19,733	(46)	3,542	17,596
Acquisitions	—	1,415	—	48,662	—	150,779
Settlements	—	(114)	—	—	—	(5,945)

Fair value of plan assets at end of period	$138,734	$37,854	$154,553	$105,226	$33,389	$150,016

Net amount recognized:
Funded status	$(47,189)	$(44,948)	$(155,592)	$(51,518)	$(46,365)	$(159,908)
Employer contributions between measurement date and year-end	—	—	—	—	191	—
Unrecognized net actuarial loss/(gain)	53,708	36,313	43,387	48,817	38,877	54,278
Unrecognized prior service cost	(369)	(341)	—	314	(550)	—
Unrecognized transition obligation	—	1,181	—	—	1,317	—

Net amount recognized	$6,150	$(7,795)	$(112,205)	$(2,387)	$(6,530)	$(105,630)

Net amount recognized in consolidated balance sheets consists of:
Prepaid benefit cost	$12,023	$—	$1,504	$11,034	$—	$1,264
(Accrued) benefit liability	(51,387)	(44,962)	(113,992)	(55,170)	(43,304)	(106,900)
Intangible assets	246	840	—	979	748	—
Accumulated other comprehensive income	45,268	36,327	283	40,770	36,026	6

Net amount recognized	$6,150	$(7,795)	$(112,205)	$(2,387)	$(6,530)	$(105,630)

Pension plans with accumulated benefit obligations in excess of plan assets at year end were as follows:

	January 2, 2004			January 3, 2003
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Projected benefit obligation	$152,350	$82,801	$240,973	$139,424	$79,754	$299,122
Accumulated benefit obligation	151,664	79,595	181,160	136,658	74,825	209,417
Fair value of plan assets	109,932	37,854	105,058	91,802	33,389	138,799

Actuarial calculations were computed using the following weighted-average rates:

	January 2, 2004			January 3, 2003
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Weighted-average discount rate	6.25%	2.00%	4.81%	6.94%	2.50%	5.04%
Weighted-average rate of increase in future compensation levels	3.57%	4.00%	3.01%	4.44%	4.68%	3.15%
Weighted-average expected long-term rate of return on plan assets	8.83%	0.00%	6.51%	9.23%	0.28%	6.53%

The components of net periodic benefit cost for the fiscal years ended January 2, 2004 and January 3, 2003, respectively, the fiscal six months ended December 28, 2001, and the fiscal year ended June 29, 2001 were as follows:

	Fiscal Year Ended
	January 2, 2004			January 3, 2003			Fiscal Six Months Ended December 28, 2001		Fiscal Year Ended June 29, 2001
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans	U.S. Plans	Japan Plans	U.S. Plans	Japan Plans
Service cost	$6,389	$2,717	$17,540	$5,132	$2,193	$10,282	$2,207	$1,031	$3,901	$2,112
Interest cost	11,419	2,024	11,943	9,347	2,034	9,231	3,016	1,129	5,973	2,225
Expected return on plan assets	(10,139)	—	(7,521)	(8,769)	(83)	(7,040)	(3,152)	(65)	(7,375)	(113)
Amortization of net loss (gain)	2,331	2,541	1,514	1,459	2,111	—	384	597	72	1,274
Amortization of transition obligation (asset)	—	240	—	1	224	—	—	98	(420)	270
Amortization of prior service cost	28	(47)	—	33	(44)	—	19	—	31	—
Effect of curtailments and settlements	—	1,015	—	—	—	—	—	—	—	—

Net periodic pension cost	$10,028	$8,490	$23,476	$7,203	$6,435	$12,473	$2,474	$2,790	$2,182	$5,768

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

The Company also has an unfunded supplemental separation pay plan. This plan provides retirement benefits for employees formerly with SCJ who were hired before 1995. The projected benefit obligation was $7,131 and $6,972 as of January 2, 2004 and January 3, 2003, respectively, and is included in pension and other postretirement benefits on the consolidated balance sheet. The accumulated benefit obligation was $4,858 and $4,336 as of January 2, 2004 and January 3, 2003, respectively.

U.S. Defined Benefit Pension Plans

The following represents the weighted-average asset allocation by asset category for the Company’s U.S. defined benefit pension plans:

Asset Class	Allocation[1]	Target
Non-U.S. Equities	9.9%	8 – 12%
U.S. Equities	40.9%	40 – 44%
U.S. Fixed Income	36.7%	38 – 42%
Real Estate	3.0%	2 – 6%
Private Equity	1.1%	0 – 2%
Cash Equivalents	8.4%	0 – 5%

1 Asset allocations are as of October 31, 2003

Employer Contributions

The Company expects to contribute approximately $15,300 to its U.S. defined benefit pension plans during fiscal year 2004.

Investment Policies & Strategies

A diversified strategic asset allocation that efficiently and prudently generates investment returns that will meet the objectives of the trust is developed by an asset / liability study for each trust. These studies incorporate specific plan objectives as well as long-term capital market returns and volatilities. Managers are selected to manage assets in given asset class based on their ability to provide returns at or above a passive investment in their asset class. These managers are evaluated annually on their risk adjusted returns. The actual asset allocations are monitored and adjusted back toward the strategic target when appropriate.

Investment guidelines have been developed and provided to the managers.

A number of philosophical beliefs are inherent in the allocation of fund assets.

Over the long term, equities are expected to outperform fixed income investments. The long-term nature of the trust makes it well suited to bear the added volatility from equities in exchange for the greater long-term expected return. Accordingly, the trusts’ asset allocation usually favors a higher allocation to equities versus fixed income unless circumstances warrant otherwise.

Non-U.S equities serve to diversify some of the volatility of the U.S. equity market while providing comparable long-term returns. Additionally, Non-U.S. equities expand the investment opportunities of the funds.

Alternative asset classes, such as, private equity and real estate may be utilized for additional diversification and return potential where appropriate.

Fixed income managers will be afforded the opportunity to invest in essentially all sectors of the fixed income market albeit restricted in some instances by investment guidelines to limit exposure to the more volatile security sectors.

Long-Term Rate of Return Assumptions

The expected long-term rate of return on assets assumption was chosen from the range of likely results of compound average annual returns over a long-term time horizon. Historical returns are volatilities are modeled to determine the final asset allocations that best meet the objectives of asset/liability studies. These asset allocations, when viewed over a long-term historical view of the capital markets, yield an expected return on assets in excess of a 9% return.

Additional Information

On the measurement date, October 31, 2003, the allocation of trust assets to cash equivalents was higher than target due to recent trust merger activities and a pending evaluation of the asset allocation by a new investment consultant.

(17)	Other Post-Employment Benefits

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

	Fiscal Year Ended
	January 2, 2004	January 3, 2003
Change in benefit obligations:
Benefit obligation at beginning of period	$64,814	$42,848
Purchase accounting adjustment	1,549	—
Service cost	2,966	2,183
Interest cost	4,910	3,992
Actuarial loss (gain)	9,199	(211)
Benefits paid	(4,774)	(1,369)
Loss due to exchange rate movements	1,047	376
Plan amendments	(3,360)	—
Acquisitions	336	16,995

Benefit obligation at end of period	$76,687	$64,814

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Actual return on plan assets	—	—
Employer contribution	4,639	297
Plan participants contribution	135	—
Benefits paid	(4,774)	(297)

Fair value of plan assets at end of period	$—	$—

Net amount recognized:
Funded status	$(76,687)	$(64,814)
Employer contributions between measurement date and year-end	151	—
Unrecognized transition obligation	2,581	7,216
Unrecognized net actuarial loss	18,208	9,449
Unrecognized prior service cost	553	—

Accrued benefit costs	$(55,194)	$(48,149)

The accumulated post-retirement benefit obligations were determined using a weighted-average discount rate of 6.19% and 6.91% at January 2, 2004 and January 3, 2003, respectively. The components of net periodic benefit cost for the fiscal years ended January 2, 2004 and January 3, 2003, respectively, the fiscal six months ended December 28, 2001, and the fiscal year ended June 29, 2001 were as follows:

	Fiscal Year Ended		Fiscal Six Months Ended December 28, 2001	Fiscal Year Ended June 29, 2001
	January 2, 2004	January 3, 2003
Service cost	$2,966	$2,183	$755	$1,179
Interest cost	4,910	3,992	1,236	1,824
Amortization of net (gain)/loss	332	380	—	(84)
Amortization of transition obligation	722	722	361	722

Net periodic benefit cost	$8,930	$7,277	$2,352	$3,641

For the fiscal year ended January 2, 2004, healthcare cost trend rates were assumed to be in a range of 2% to 3% for international plans and a range of 7% to 9% downgrading to 5% by 2008 for domestic plans. For the fiscal year ended January 3, 2003, healthcare cost trend rates were assumed to be in a range of 2% to 3% for international plans and a range of 8% to 10% downgrading to 5% by 2008 for domestic plans. The assumed healthcare cost trend rate has a significant effect on the amounts reported for the healthcare plans. A one percentage point change on assumed healthcare cost trend rates would have the following effect for the fiscal year ended January 2, 2004:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$1,693	$(1,306)
Effect on post-retirement benefit obligation	12,408	5,421

(18)	Other Employee Benefit Plans

The Company has a discretionary profit-sharing plan covering certain employees. Under the plan, the Company expensed $16,656 and $19,411 for the fiscal years ended January 2, 2004 and January 3, 2003, respectively, $9,287 for the fiscal six months ended December 28, 2001, and $23,224 for the fiscal year ended June 29, 2001.

The Company has various defined contribution benefit plans which cover certain employees. Participants can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 40l(k) tax-deferred option. The Company accrued $4,656 and $3,611 for matching contributions during the fiscal years ended January 2, 2004 and January 3, 2003, respectively. In addition, the Company contributed $1,266 and $2,314 to the DiverseyLever, Inc. Retirement Plan, a defined contribution plan for former DiverseyLever employees, for the fiscal years ended January 2, 2004 and January 3, 2003, respectively.

(19)	Fair Value of Financial Instruments

The book values and estimated fair values of financial instruments are reflected below:

	January 2, 2004		January 3, 2003
	Book Value	Fair Value	Book Value	Fair Value
Short-term borrowings and current portion of long term debt	$152,040	$152,040	$126,025	$126,025
Long-term borrowings	1,338,622	1,405,910	1,348,270	1,364,264

The fair values of long-term borrowings were estimated using quoted market prices. Short-term borrowings, which are at current market rates, approximate fair value.

(20)	Stock-Based Compensation

The Company has a Long-Term Incentive Plan (the “Plan”) that provides for the right to purchase stock of Holdco for certain senior management of the Company. Prior to July 1, 2001, the Plan provided for the award of one share of restricted stock and one stock option for every four shares purchased. Shares are acquired at a formula value, which is an estimation of fair value by the Company based on overall Holdco performance. All restricted shares vest over a three-to-four year period from the grant date and have an exercise period of ten years from the date of grant. Stock options have an exercise term of ten years from the date of grant. Also, employees that remain with the Company for four years after spin-off are granted debt forgiveness of at least 50% of the purchase price of the stock. For the fiscal year ended June 29, 2001, 18,222 shares of restricted stock and 1,302 options were issued under the Plan. Further, the board of directors approved discretionary stock options to certain employees under the Plan. For the fiscal year ended June 29, 2001, total discretionary stock options issued under the plan were 29,295.

Subsequent to June 30, 2001, the Plan was modified so that all awards granted under the Plan were stock option grants. Newly issued stock options vest over four years and have an exercise period of seven years from the date of grant. Options issued under the modified plan were 161,712, none, and 39,836 for the periods ended January 2, 2004, January 3, 2003, and December 28, 2001, respectively. Further, the board of directors approved discretionary stock options to certain employees under the modified plan. Discretionary stock options issued under the Plan were 24,725, none, and 9,850 for the periods ended January 2, 2004, January 3, 2003 and December 28, 2001, respectively.

The board of directors approved the grant of 15,750 and 11,200 restricted shares of Holdco stock to certain officers of the Company during the fiscal six months ended December 28, 2001, and the fiscal year ended June 29, 2001, respectively. These shares vest on the sooner of the Company achieving certain identified performance criteria or 10 years from the date of grant and continuous employment.

The Company conducted an equity offering (“First Supplemental Sale”) of shares of Holdco stock to senior management and directors in November 2001. Restricted shares of stock were granted in conjunction with the First Supplemental Sale at the rate of one restricted share for every two shares purchased. Restricted shares issued under the First Supplemental Sale were 7,088 for the fiscal six months ended December 28, 2001. The restricted shares issued were valued at the stockholder valuation date nearest the grant date and vest over four years.

The Company conducted an equity offering (“Second Supplemental Sale”) of shares of Holdco stock to senior management and directors in March 2003. Restricted shares of stock were granted in conjunction with the Second Supplemental Sale at the rate of three restricted shares for every five shares purchased. Restricted shares issued under the Second Supplemental

Sale were 8,496 for the fiscal year ended January 2, 2004. The restricted shares issued were valued at the stockholder valuation date nearest the grant date and vest over two years.

Compensation expense recorded by the Company related to restricted stock and debt forgiveness was $1,449 and $1,865 for the fiscal years ended January 2, 2004 and January 3, 2003, respectively, $445 for the fiscal six months ended December 28, 2001, and $674 for the fiscal year ended June 29, 2001.

A summary of stock option activity and average exercise price is as follows:

	Number of Shares	Weighted-Average Exercise Price
Shares under option at June 30, 2000	40,402	$82.63
Options granted	36,997	114.16
Options lapsed or surrendered	(143)	99.39
Options exercised	(126)	97.39

Shares under option at June 29, 2001	77,130	97.74
Options granted	49,686	136.05
Options lapsed or surrendered	(260)	103.97

Shares under option at December 28, 2001	126,556	112.74
Options granted	—	—
Options lapsed or surrendered	—	—
Options exercised	(1,814)	83.52

Shares under option at January 3, 2003	124,742	113.17
Options granted	186,437	111.22
Options lapsed or surrendered	(4,748)	121.92
Options exercised	(2,326)	84.79

Shares under option at January 2, 2004	304,105	$112.05

Information related to stock options outstanding and stock options exercisable as of January 2, 2004, is as follows:

	Number of Shares		Weighted-Average Remaining Contractual Life (in Years)
Weighted-Average Price Range (1)	Outstanding	Exercisable
$ 82.63	35,867	35,867	6
114.16	36,175	289	7
136.05	47,268	320	5
106.93	87,578	360	6
115.07	97,217	185	7

	304,105	37,021

(1)	Outstanding and exercisable.

Options held by employees that were exercisable at January 2, 2004, were 37,021. The weighted-average exercise price for options exercisable at January 2, 2004 was $83.74.

(21)	Lease Commitments

The Company leases certain plant, office and warehouse space as well as machinery, vehicles, data processing and other equipment under long-term, noncancelable operating leases. Certain of the leases have renewal options at reduced rates and provisions requiring us to pay maintenance, property taxes and insurance. Generally, all rental payments are fixed. The Company’s assets and obligations under capital lease arrangements are not significant. At January 2, 2004, the future payments for all operating leases with remaining lease terms in excess of one year, and excluding maintenance, taxes and insurance, in each of the next five fiscal years and thereafter were as follows:

Year
2004	$55,988
2005	46,968
2006	35,693
2007	22,405
2008	20,251
Thereafter	19,284

$200,589

Total rent expense under all leases was $64,666 and $44,527 for the fiscal years ended January 2, 2004 and January 3, 2003, respectively, $13,947 for the fiscal six months ended December 28, 2001, and $28,472 for the fiscal year ended June 29, 2001.

(22)	Related-Party Transactions

The Company purchases certain raw materials and products from SCJ, which, like the Company, is majority-owned by the descendants of Samuel Curtis Johnson. Total inventory purchased from SCJ was $26,981 and $31,340 for the fiscal years ended January 2, 2004 and January 3, 2003, respectively, $17,200 for the fiscal six months ended December 28, 2001, and $35,500 for the fiscal year ended June 29, 2001.

SCJ also provides certain administrative, business support and general services, such as accounting, payroll and shared facility services to the Company. In addition, the Company leases certain facilities from SCJ. Charges for these services and leases totaled $33,398 and $35,523 for the fiscal years ended January 2, 2004 and January 3, 2003, respectively, $18,600 for the fiscal six months ended December 28, 2001, and $38,900 for the fiscal year ended June 29, 2001. Of these amounts $11,470 and $10,836 for the fiscal years ended January 2, 2004 and January 3, 2003, respectively, $4,424 for the fiscal six months ended December 28, 2001, and $8,016 for the fiscal year ended June 29, 2001 represent amounts paid to reimburse SCJ for payroll, benefit and other costs paid by SCJ on behalf of the Company.

The Company licenses the use of certain trade names, housemarks and brand names from SCJ. Payments to SCJ under the license agreements governing the names and marks totaled $4,083 and $2,649 for the fiscal years ended January 2, 2004 and January 3, 2003, respectively, $1,400 for the fiscal six months ended December 28, 2001, and $3,000 for the fiscal year ended June 29, 2001.

SCJ purchases certain raw materials and products from the Company. Total inventory purchased by SCJ from the Company was $23,946 and $24,709 for the fiscal years ended January 2, 2004 and January 3, 2003, respectively, $14,400 for the fiscal six months ended December 28, 2001, and $23,400 and for the fiscal year ended June 29, 2001.

The Company has a banking relationship with the Johnson Financial Group, which is majority-owned by the descendants of Samuel Curtis Johnson. Service fees paid to the Johnson Financial Group totaled $104 and $45, for the fiscal years ended January 2, 2004 and January 3, 2003, respectively. There have been no loans outstanding with Johnson Financial Group for the fiscal years ended January 2, 2004 and January 3, 2003.

The Company leases its North American headquarters building from Willow Holdings, Inc., which is controlled by the descendants of Samuel Curtis Johnson. The Company’s operating lease costs were $766 and $301 for the fiscal years ended January 2, 2004 and January 3, 2003, respectively.

Several of the Company’s employees are indebted to the Company in connection with their purchases of shares of class C common stock of Holdco (see Note 24). These loans were outstanding in the amount of $1,687 and $3,493, net of the forgiven portion, as of January 2, 2004 and January 3, 2003, respectively.

On May 3, 2002, in connection with the acquisition of the DiverseyLever business from Unilever, the Company entered into a sales agency agreement, a transitional services agreement and a dispensed products license agreement with Unilever. The sales agency agreement terminates on May 2, 2007. Payments from Unilever under the sales agency agreement totaled $86,808 and $54,286, for the fiscal years ended January 2, 2004 and January 3, 2003, respectively.

Under the dispensed products license agreement, Unilever has granted the Company a license to use certain intellectual property relating to the products the Company sells for use in certain personal care product dispensing systems. The dispensed products license agreement expires on May 2, 2007, and automatically renews for successive one-year periods unless terminated by either party under certain circumstances. Payments to Unilever under the dispensed products license agreement totaled $959 and $336, for the fiscal years ended January 2, 2004 and January 3, 2003, respectively.

Under the transitional services agreement, Unilever provides the Company with a wide range of support services that are intended to ensure the smooth transition of the DiverseyLever business from Unilever to the Company. Unilever will provide most services for no more than 24 months. Under the transitional services agreement, Unilever provided most services until May 2, 2003. Accordingly, most of the services under the transitional services agreement have been terminated. Payments to Unilever under the transitional services agreement totaled $9,548 and $12,219, for the fiscal years ended January 2, 2004 and January 3, 2003, respectively.

During the fiscal years ended January 2, 2004 and January 3, 2003, the Company reimbursed Unilever $5,028 and $2,842, respectively, for payroll and benefit-related costs paid by Unilever on behalf of the Company.

The Company purchases certain raw materials and products from Unilever, acts as a co-packer for Unilever and also sells certain finished goods to Unilever as a customer. Total purchases of inventory by the Company from Unilever were $67,751 and $40,185, respectively, for the fiscal years ended January 2, 2004 and January 3, 2003. Total sales of finished product by the Company to Unilever were $43,565 and $16,915, for the fiscal years ended January 2, 2004 and January 3, 2003, respectively.

The Company recognized interest income of $5,290 and $1,452 for the fiscal years ended January 2, 2004 and January 3, 2003, respectively, related to certain long-term acquisition related receivables from Unilever. The Company received $925 and $35 during the fiscal years ended January 2, 2004 and January 3, 2003, respectively, in partial settlement of the interest due.

Related-party receivables and payables at January 2, 2004 and January 3, 2003 consist of the following:

	January 2, 2004	January 3, 2003
Included in accounts receivable – Related parties:
Receivable from Holdco	$2,137	$1,924
Receivable from JDHI	1,439	—
Receivable from SCJ	2,365	3,969
Receivable from Unilever	22,544	37,676
Short-term acquisition-related receivable from Unilever	480	37,353
Long-term acquisition-related receivable from Unilever	87,663	72,475
Included in accounts payable – Related parties:
Payable to SCJ	3,929	4,755
Payable to Unilever	58,247	93,341
Payable to other related parties	170	—
Short-term acquisition-related payable to Unilever	—	12,318
Long-term acquisition-related payables to Unilever	27,790	11,750
Long-term payable to other related parties	519	—
Included in equity:
Notes receivable from employees	1,687	3,493

(23)	Other Comprehensive Income

Components of accumulated other comprehensive income (loss) are disclosed, net of tax, in the consolidated statements of stockholders’ equity. The following table reflects the gross other comprehensive income (loss) and related income tax (expense) benefit.

	Fiscal Year Ended
	January 2, 2004	January 3, 2003
Foreign currency translation adjustments:
Balance at beginning of year	$64,808	$12,931
Foreign currency translation adjustments	140,503	51,877
Tax effect of current period settlement of permanently invested loans	4,546	—

Balance at end of year	209,857	64,808
Adjustment to minimum pension liability:
Balance at beginning of year	(46,033)	(30,148)
Adjustments to minimum pension liability	(5,076)	(28,225)
Tax effect of current period changes	1,881	12,340

Balance at end of year	(49,228)	(46,033)
Unrealized gains (losses) on derivatives:
Balance at beginning of year	(17,513)	(1,375)
Gains (losses) in fair value of derivatives	1,264	(35,860)
Reclassification of gains (losses) realized in net income	1,580	9,913
Tax effect of current period changes	(559)	9,809

Balance at end of year	(15,228)	(17,513)

Total accumulated other comprehensive income, net	$145,401	$1,262

(24)	Stockholders’ Equity

In connection with the acquisition of the DiverseyLever business, Holdings made cash ($385,782) and noncash ($201,900) capital contributions to the Company during fiscal year 2002, which were recorded as additional paid-in capital.

The Class A 8% Cumulative Preferred Stock and the Class B 8% Cumulative Preferred Stock of the Company were both redeemed by the Company at par value on June 3, 2002 for $50. Holdings, the holder of the preferred stock, contributed the proceeds back to the Company. This amount is in addition to the equity contributions discussed above.

During calendar years 1999 and 2000, the Company received notes from several of its executive officers in connection with their purchases of shares of Class C common stock of Holdco, which currently owns two-thirds of the equity interests of Holdings, the Company’s parent. A minimum of 50% of the balance due on the notes is being forgiven over a four-year vesting period. The notes were recorded by Holdco with an increase to equity and the Company recorded a charge for the amortization of the amount to be forgiven over the vesting period, with a corresponding payable to Holdco.

In connection with the acquisition of the DiverseyLever business in May 2002 and related financings, the senior discount notes were recorded by the Company and the Company’s liability to Holdco was reclassified as an offset to the carrying value of the senior discount notes. The carrying value of the senior discount notes has been classified as a contra-equity account.

(25)	Contingencies

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

In connection with the acquisition of the DiverseyLever business, the Company conducted environmental assessments and investigations at DiverseyLever facilities in various countries. These investigations disclosed the likelihood of soil and/or groundwater contamination, or potential environmental regulatory matters. The Company continues to evaluate the nature and extent of the identified contamination and is preparing plans to address the contamination. An estimate of costs has been made based on the expected extent of contamination and the expected likelihood of recovery for some of these costs from Unilever under the purchase agreement. Based on the estimate process, the Company recorded a liability of $10,100 during fiscal year 2002 and increased the liability to $11,800 during fiscal year 2003. To the extent that contamination is determined to be in violation of local environmental laws, the Company intends to seek recovery from Unilever under indemnification clauses contained in the purchase agreement.

In connection with the acquisition of DiverseyLever, Holdings entered into a stockholders’ agreement with its stockholders, Holdco and Marga B.V. Under the stockholders’ agreement, at any time after May 3, 2007, Holdings has the option to purchase, and Unilever has the right to require Holdings to purchase, the shares of Holdings then beneficially owned by Unilever. If, after May 3, 2010, Holdings is unable to fulfill its obligations in connection with the put option, Unilever may require Holdings to take certain actions, including selling certain assets of the Company.

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

(26)	Segment Information

Information regarding the Company’s operating segments is shown below. Each segment is individually managed with separate operating results that are reviewed regularly by the executive management. Each segment’s accounting policies are consistent with those used by the Company. The operating segments are:

Professional–The Professional Business is a global manufacturer of commercial, industrial and institutional cleaning and sanitation products. In addition, the Professional Business provides services to customers including pest control, hood and duct cleaning, facility maintenance, and warewashing.

Polymer–The Polymer Business is a global manufacturer of polymer intermediates marketed to the printing and packaging, coatings, and plastics industries. The Polymer Business sells products to the Professional Business, all of which are eliminated in consolidation.

The following table represents operating segment information.

	Fiscal Year Ended January 2, 2004
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$2,681,283	$285,101	$(18,612)	$2,947,772
Operating profit	121,862	36,928	—	158,790
Total assets	3,538,526	208,288	(81,487)	3,665,327
Goodwill, net	1,223,316	743	—	1,224,059
Depreciation and amortization	150,364	9,099	—	159,463
Capital expenditures, excluding capitalized computer software	94,371	4,469	—	98,840
Interest expense	131,337	752	(717)	131,372
Interest income	6,784	1,002	(717)	7,069

	Fiscal Year Ended January 3, 2003
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$1,951,458	$263,489	$(18,552)	$2,196,395
Operating profit	70,736	30,664	—	101,400
Total assets	3,255,084	174,843	(46,542)	3,383,385
Goodwill, net	1,131,789	540	—	1,132,329
Depreciation and amortization	100,952	8,396	—	109,348
Capital expenditures, excluding capitalized computer software	65,704	8,278	—	73,982
Interest expense	90,689	1,094	(1,347)	90,436
Interest income	6,635	652	(1,347)	5,940

	Fiscal Six Months Ended December 28, 2001
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$437,407	$120,941	$(9,369)	$548,979
Operating profit	15,696	12,005	(2,535)	25,166
Total assets	764,698	147,155	14,431	926,284
Goodwill, net	271,765	193	—	271,958
Depreciation and amortization	12,808	3,849	1,502	18,159
Capital expenditures, excluding capitalized computer software	13,401	2,434	89	15,924
Interest expense	12,694	857	(6,299)	7,252
Interest income	351	641	(685)	307

	Fiscal Year Ended June 29, 2001
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$912,616	$240,450	$(20,233)	$1,132,833
Operating profit	51,865	16,710	(3,606)	64,969
Total assets	761,134	142,537	9,877	913,548
Goodwill, net	272,795	—	—	272,795
Depreciation and amortization	38,497	8,153	3,099	49,749
Capital expenditures, excluding capitalized computer software	22,084	4,045	1,376	27,505
Interest expense	24,512	2,818	(8,079)	19,251
Interest income	1,301	1,842	(2,150)	993

Pertinent financial data by geographical location is as follows:

	North America	Europe	Japan	Americas	Asia Pacific	Eliminations/ Other	Total Company
Net sales:
Fiscal year ended January 2, 2004	$1,012,390	$1,376,416	$278,614	$128,253	$170,711	$(18,612)	$2,947,772
Fiscal year ended January 3, 2003	884,075	860,191	239,303	103,875	127,503	(18,552)	2,196,395
Fiscal six months ended December 28, 2001	282,780	101,055	114,577	28,583	33,925	(11,941)	548,979
Fiscal year ended June 29, 2001	590,220	198,713	236,343	64,323	63,846	(20,612)	1,132,833
Long-lived assets:
January 2, 2004	852,076	1,130,104	195,083	89,861	84,562	—	2,351,686
January 3, 2003	843,158	1,009,388	176,596	77,641	69,413	—	2,176,196

(27)	Subsidiary Guarantors of Senior Subordinated Notes

The Senior Subordinated Notes are guaranteed by certain of the Company’s wholly owned subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full and unconditional, to the extent allowed by law, and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of income, balance sheets and statements of cash flows information for the Company (“Parent Company”), for the Guarantor Subsidiaries and for the Company’s non-guarantor subsidiaries (the “Non-guarantor Subsidiaries”), each of which were determined on a combined basis with the exception of eliminating investments in combined subsidiaries and certain reclassifications, which are eliminated at the consolidated level. The supplemental financial information reflects the investments of the Company in the Guarantor Subsidiaries and Non-guarantor Subsidiaries using the equity method of accounting.

Condensed consolidating statement of operations for the fiscal year ended January 2, 2004:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$637,276	$361,882	$2,004,010	$(142,204)	$2,860,964
Sales agency fee income	7,139	116	79,553	—	86,808

	644,415	361,998	2,083,563	(142,204)	2,947,772
Cost of sales	361,047	244,374	1,152,806	(142,196)	1,616,031

Gross profit	283,368	117,624	930,757	(8)	1,331,741
Marketing, administrative and general expenses	308,118	67,309	709,481	—	1,084,908
Research and development	28,437	11,928	34,759	—	75,124
Restructuring expense	1,089	—	11,830	—	12,919

Operating profit	(54,276)	38,387	174,687	(8)	158,790

Other expense (income):
Interest expense	115,601	935	100,272	(85,436)	131,372
Interest income	(31,026)	(55,214)	(6,265)	85,436	(7,069)
Other (income) expense, net	(132,265)	(4,410)	(8,389)	135,374	(9,690)

Income before taxes	(6,586)	97,076	89,069	(135,382)	44,177
Provision for income taxes	(30,989)	22,286	28,477	—	19,774

Income before minority interests	24,403	74,790	60,592	(135,382)	24,403
Minority interests in net income of subsidiaries	—	—	262	—	262

Net income	$24,403	$74,790	$60,330	$(135,382)	$24,141

Condensed consolidating statement of operations for the fiscal year ended January 3, 2003:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$505,604	$366,671	$1,345,797	$(75,963)	$2,142,109
Sales agency fee income	4,947	109	49,230	—	54,286

	510,551	366,780	1,395,027	(75,963)	2,196,395
Cost of sales	280,426	236,976	768,239	(75,963)	1,209,678

Gross profit	230,125	129,804	626,788	—	986,717
Marketing, administrative and general expenses	221,822	71,496	513,895	(5,905)	801,308
Research and development	17,020	12,413	34,930	—	64,363
Restructuring expense	8,794	—	10,852	—	19,646

Operating profit	(17,511)	45,895	67,111	5,905	101,400

Other expense (income):
Interest expense	76,674	2,728	66,140	(55,106)	90,436
Interest income	(21,143)	(36,092)	(3,811)	55,106	(5,940)
Other (income) expense, net	(92,555)	(9,826)	(10,390)	83,760	(29,011)

Income before taxes	19,513	89,085	15,172	(77,855)	45,915
Provision for income taxes	(9,740)	24,168	2,234	—	16,662

Income before minority interests	29,253	64,917	12,938	(77,855)	29,253
Minority interests in net loss of subsidiaries	—	—	(315)	—	(315)

Net income	$29,253	$64,917	$13,253	$(77,855)	$29,568

Condensed consolidating statement of operations for the fiscal six months ended December 28, 2001:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$115,884	$161,931	$280,847	$(9,683)	$548,979
Cost of sales	48,990	95,530	141,945	(9,683)	276,782

Gross profit	66,894	66,401	138,902	—	272,197
Marketing, administrative and general expenses	66,975	46,700	114,770	—	228,445
Research and development	6,874	7,615	4,097	—	18,586

Operating profit	(6,955)	12,086	20,035	—	25,166

Other expense (income):
Interest expense	6,622	4,484	4,722	(8,576)	7,252
Interest income	(77)	(7,601)	(1,205)	8,576	(307)
Other (income) expense, net	(29,643)	1,497	1,728	28,559	2,141

Income before taxes	16,143	13,706	14,790	(28,559)	16,080
Provision for income taxes	4,908	4,372	4,718	(9,090)	4,908

Income before minority interests	11,235	9,334	10,072	(19,469)	11,172
Minority interests in net income of subsidiaries	—	—	25	—	25

Net income	$11,235	$9,334	$10,047	$(19,469)	$11,147

Condensed consolidating statement of operations for the fiscal year ended June 29, 2001:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$253,275	$335,225	$565,083	$(20,750)	$1,132,833
Cost of sales	92,400	204,455	281,329	(20,750)	557,434

Gross profit	160,875	130,770	283,754	—	575,399
Marketing, administrative and general expenses	139,309	97,944	234,535	—	471,788
Research and development	14,616	15,541	8,485	—	38,642

Operating profit	6,950	17,285	40,734	—	64,969

Other expense (income):
Interest expense	17,265	12,778	7,779	(18,571)	19,251
Interest income	(9,099)	(9,125)	(1,340)	18,571	(993)
Other (income) expense, net	(50,572)	671	(4,534)	51,790	(2,645)

Income before taxes	49,356	12,961	38,829	(51,790)	49,356
Provision for income taxes	16,512	4,342	13,007	(17,349)	16,512

Income before minority interests	32,844	8,619	25,822	(34,441)	32,844
Minority interests in net income of subsidiaries	—	—	237	—	237

Net income	$32,844	$8,619	$25,585	$(34,441)	$32,607

Condensed consolidating balance sheet at January 2, 2004:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$1,187	$23,356	$—	$24,543
Accounts receivable	14,670	10,947	622,339	—	647,956
Intercompany receivables	192,040	355,876	31,216	(579,132)	—
Inventories	34,232	29,526	199,695	(56)	263,397
Other current assets	31,909	7,555	81,004	(2,375)	118,093

Total current assets	272,851	405,091	957,610	(581,563)	1,053,989
Property, plant and equipment, net	153,734	47,016	394,733	—	595,483
Capitalized software, net	93,857	3,856	10,234	—	107,947
Goodwill and other intangibles, net	131,010	199,848	1,291,808	20,015	1,642,681
Deferred income taxes	80,503	—	12,755	—	93,258
Intercompany advances	439,591	586,976	33,033	(1,059,600)	—
Other assets	141,468	1,794	28,709	(2)	171,969
Investments in subsidiaries	1,591,819	35,978	—	(1,627,797)	—

Total assets	$2,904,833	$1,280,559	$2,728,882	$(3,248,947)	$3,665,327

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$—	$—	$124,228	$—	$124,228
Current portion of long-term debt	21,810	—	6,002	—	27,812
Accounts payable	60,043	19,556	280,949	—	360,548
Intercompany payables	473,782	10,587	95,404	(579,773)	—
Accrued expenses	163,050	24,287	256,944	(8,507)	435,774

Total current liabilities	718,685	54,430	763,527	(588,280)	948,362
Intercompany note payable	—	167,757	891,845	(1,059,602)	—
Long-term borrowings	1,070,262	—	268,360	—	1,338,622
Other liabilities	120,991	34,642	226,909	906	383,448

Total liabilities	1,909,938	256,829	2,150,641	(1,646,976)	2,670,432
Stockholders’ equity	994,895	1,023,730	578,241	(1,601,971)	994,895

Total liabilities and equity	$2,904,833	$1,280,559	$2,728,882	$(3,248,947)	$3,665,327

Condensed consolidating balance sheet at January 3, 2003:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4,301	$6,282	$48,689	$—	$59,272
Accounts receivable	43,705	17,856	483,104	—	544,665
Intercompany receivables	175,866	164,877	12,713	(353,456)	—
Inventories	38,350	36,848	187,279	(1,494)	260,983
Other current assets	28,925	10,838	87,661	—	127,424

Total current assets	291,147	236,701	819,446	(354,950)	992,344
Property, plant and equipment, net	170,044	61,687	330,104	—	561,835
Capitalized software, net	56,290	4,831	18,222	—	79,343
Goodwill and other intangibles, net	152,247	207,973	1,149,306	10,756	1,520,282
Deferred income taxes	23,261	1,125	13,267	—	37,653
Intercompany advances	243,817	562,487	—	(806,304)	—
Other assets	120,441	6,123	66,462	(1,098)	191,928
Investments in subsidiaries	1,442,427	45,668	—	(1,488,095)	—

Total assets	$2,499,674	$1,126,595	$2,396,807	$(2,639,691)	$3,383,385

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$32,700	$—	$35,419	$—	$68,119
Current portion of long-term debt	48,005	—	9,901	—	57,906
Accounts payable	62,158	18,110	248,293	—	328,561
Intercompany payables	182,767	10,162	163,605	(356,534)
Accrued expenses	107,268	52,764	222,767	(66)	382,733

Total current liabilities	432,898	81,036	679,985	(356,600)	837,319
Intercompany note payable	—	2,868	806,687	(809,555)
Long-term borrowings	1,100,193	—	248,077	—	1,348,270
Other liabilities	133,550	26,969	204,207	37	364,763

Total liabilities	1,666,641	110,873	1,938,956	(1,166,118)	2,550,352
Stockholders’ equity	833,033	1,015,722	457,851	(1,473,573)	833,033

Total liabilities and equity	$2,499,674	$1,126,595	$2,396,807	$(2,639,691)	$3,383,385

Condensed consolidating statement of cash flows for the fiscal year ended January 2, 2004:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$209,418	$(110,305)	$189,029	$(14,282)	$273,860
Cash flows from investing activities:
Capital expenditures, net	(60,514)	(797)	(56,896)	—	(118,207)
Acquisitions of businesses	40,427	7,108	(48,381)	(20,776)	(21,622)
Proceeds from divestitures	2,830	—	2,211	—	5,041

Net cash (used in) provided by investing activities	(17,257)	6,311	(103,066)	(20,776)	(134,788)

Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	62,957	(124)	(58,902)	(57,204)	(53,273)
Proceeds from (repayments of) long-term borrowings	(240,578)	164,889	50,887	(115,837)	(140,639)
Proceeds from (repayments of) additional paid in capital	(61,016)	(73,009)	9,054	124,971
Dividends paid	(7,856)	(78,644)	(4,506)	83,128	(7,878)

Net cash provided by (used in) financing activities	(246,493)	13,112	(3,467)	35,058	(201,790)

Effect of exchange rate changes on cash and cash equivalents	50,031	85,787	(107,829)	—	27,989

Change in cash and cash equivalents	(4,301)	(5,095)	(25,333)	—	(34,729)
Beginning balance	4,301	6,282	48,689	—	59,272

Ending balance	$—	$1,187	$23,356	$—	$24,543

Condensed consolidating condensed statement of cash flows for the fiscal year ended January 3, 2003:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(271,407)	$(508,012)	$123,419	$887,020	$231,020
Cash flows from investing activities:
Capital expenditures, net	(30,427)	(12,703)	(47,935)	—	(91,065)
Acquisitions of businesses	(1,614,178)	(132,693)	(1,080,856)	1,450,278	(1,377,449)

Net cash used in investing activities	(1,644,605)	(145,396)	(1,128,791)	1,450,278	(1,468,514)

Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	67,020	3,199	112,787	(151,103)	31,903
Proceeds from (repayments of) long-term borrowings	937,527	2,868	881,464	(792,706)	1,029,153
Increase (decrease) in intercompany payables/ receivables	(53,556)	2,200	51,356	—	—
Proceeds from (repayments of) additional paid in capital	1,048,801	647,490	135,060	(1,445,569)	385,782
Retirement of preferred shares	(50)	—	—	—	(50)
Payments of debt issuance costs	(63,111)	—	(5,764)	—	(68,875)
Dividends paid	(17,038)	(45,925)	(6,329)	52,254	(17,038)

Net cash provided by (used in) financing activities	1,919,593	609,832	1,168,574	(2,337,124)	1,360,875

Effect of exchange rate changes on cash and cash equivalents	—	48,905	(121,107)	—	(72,202)

Change in cash and cash equivalents	3,581	5,329	42,095	174	51,179
Beginning balance	720	953	6,594	(174)	8,093

Ending balance	$4,301	$6,282	$48,689	$—	$59,272

Condensed consolidating statement of cash flows for the fiscal six months ended December 28, 2001:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(16,728)	$9,447	$40,422	$(22,768)	$10,373
Cash flows from investing activities:
Capital expenditures, net	(15,312)	(1,605)	(14,146)	—	(31,063)

Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	31,429	—	(6,837)	—	24,592
Increase (decrease) in intercompany payables/ receivables	7,111	255	(7,366)	—
Dividends paid	(7,290)	(7,145)	(15,622)	22,768	(7,289)

Net cash provided by (used in) financing activities	31,250	(6,890)	(29,825)	22,768	17,303

Effect of exchange rate changes on cash and cash equivalents	—	—	(321)	—	(321)

Change in cash and cash equivalents	(790)	952	(3,870)	—	(3,708)
Beginning balance	1,525	—	10,276	—	11,801

Ending balance	$735	$952	$6,406	$—	$8,093

Condensed consolidating statement of cash flows for the fiscal year ended June 29, 2001:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$98,577	$51,683	$25,768	$(34,440)	$141,588
Cash flows from investing activities:
Capital expenditures, net	(50,505)	(4,626)	(5,203)	—	(60,334)
Acquisitions of businesses	(138,678)	—	—	—	(138,678)
Proceeds from divestitures	4,834	—	—	—	4,834

Net cash used in investing activities	(184,349)	(4,626)	(5,203)	—	(194,178)

Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	69,000	—	(14,683)	—	54,317
Increase (decrease) in intercompany payables/ receivables	29,667	(42,957)	13,290	—
Proceeds from (repayments of) long-term borrowings	—	—	(337)	—	(337)
Dividends paid	(14,576)	(7,915)	(26,525)	34,440	(14,576)

Net cash provided by (used in) financing activities	84,091	(50,872)	(28,255)	34,440	39,404

Effect of exchange rate changes on cash and cash equivalents	—	—	1,380	—	1,380

Change in cash and cash equivalents	(1,681)	(3,815)	(6,310)	—	(11,806)
Beginning balance	3,206	3,815	16,586	—	23,607

Ending balance	$1,525	$—	$10,276	$—	$11,801

(28)	Quarterly Financial Data (unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	April 4, 2003	March 29, 2002	July 4, 2003	June 28, 2002	October 3, 2003	September 27, 2002	January 2, 2004		January 3, 2003
Net sales	$697,504	$267,379	$761,951	$566,001	$731,370	$674,025	$756,947		$688,990
Gross profit	315,257	113,555	348,497	260,460	331,147	309,495	336,840		303,207
Net income (loss)	3,182	5,166	8,452	32,274	10,367	5,695	2,140	(1)	(13,567)

(1)	During the fourth quarter of fiscal year 2003, the Company recorded adjustments to increase interest expense by $3.9 million (pre-tax) for the impact of fiscal year 2003 term debt pre-payments on debt issuance costs, and to increase compensation expense by $2.4 million (pre-tax) for stock plans and loan forgiveness that had been previously recorded at Holdco on behalf of certain officers of the Company. None of these adjustments had a material effect on prior quarters.

JOHNSONDIVERSEY, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of JohnsonDiversey, Inc. (incorporated by reference as Exhibit 3.1 to the Registration Statement on Form S-4 of JohnsonDiversey, Inc. filed with the SEC on July 31, 2002 (Reg. No. 333-97427) (the “JDI Form S-4”))

3.2	Bylaws of JohnsonDiversey, Inc. (incorporated by reference as Exhibit 3.20 to the JDI Form S-4)

4.1	Indenture between JohnsonDiversey, Inc. and each of the guarantors named therein and BNY Midwest Trust Company, as trustee, dated as of May 3, 2002, relating to the $300,000,000 9.625% Senior Subordinated Notes due 2012 (incorporated by reference as Exhibit 4.1 to the JDI Form S-4)

4.2	Indenture between JohnsonDiversey, Inc. and each of the guarantors named therein and The Bank of New York, as trustee, dated as of May 3, 2002, relating to the €225,000,000 9.625% Senior Subordinated Notes due 2012 (incorporated by reference as Exhibit 4.2 to the JDI Form S-4)

10.1	Purchase Agreement among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of November 20, 2001 (incorporated by reference as Exhibit 10.1 to the JDI Form S-4)*

10.2	First Amendment to the Purchase Agreement by and among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of February 11, 2002 (incorporated by reference as Exhibit 10.2 to the JDI Form S-4)

10.3	Second Amendment to the Purchase Agreement by and among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of April 5, 2002 (incorporated by reference as Exhibit 10.3 to the JDI Form S-4)

10.4	Third Amendment to the Purchase Agreement by and among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of May 3, 2002 (incorporated by reference as Exhibit 10.4 to the JDI Form S-4)*

10.5	Master Sales Agency Agreement among Unilever N.V., Unilever PLC and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), dated as of May 3, 2002 (incorporated by reference as Exhibit 10.5 to the JDI Form S-4)*

10.6	Stockholders’ Agreement among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), Commercial Markets Holdco, Inc. and Marga B.V., dated as of May 3, 2002 (incorporated by reference as Exhibit 10.6 to the JDI Form S-4)

10.7	Credit Agreement, dated as of May 3, 2002, among JohnsonDiversey, Inc., JohnsonDiversey Canada, Inc. (formerly known as Johnson Wax Professional, Inc.), Johnson Professional Co., Ltd., and JohnsonDiversey Holdings II B.V. (formerly known as Johnson Diversey Netherlands II B.V.), each as a borrower, JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), the lenders and issuers party thereto, as lenders (collectively, the “Senior Lenders”), Citicorp USA, Inc., as administrative agent for the Senior Lenders (the “Administrative Agent”), Goldman Sachs Credit Partners L.P., as syndication agent for the Senior Lenders, and ABN AMRO Bank N.A., Bank One N.A., Royal Bank of Scotland PLC, New York Branch and General Electric Capital Corporation, each as a co-documentation agent for the Senior Lenders (incorporated by reference as Exhibit 10.7 to the JDI Form S-4)

10.8	Amendment No. 1 to the Credit Agreement, dated as of August 6, 2003, among JohnsonDiversey, Inc., JohnsonDiversey Canada, Inc., JohnsonDiversey Holdings II B.V. and Johnson Professional Co., Ltd., as borrowers, JohnsonDiversey Holdings, Inc. and Citicorp USA, Inc., as administrative agent (incorporated by reference to the Current Report on Form 8-K of JohnsonDiversey, Inc. filed with the SEC on August 15, 2003)

Exhibit Number	Description of Exhibit

10.9	Amendment No. 2 to the Credit Agreement, dated as of February 24, 2004, among JohnsonDiversey, Inc., JohnsonDiversey Canada, Inc., JohnsonDiversey Holdings II B.V. and Johnson Professional Co., Ltd., as borrowers, JohnsonDiversey Holdings, Inc. and Citicorp USA, Inc., as administrative agent (incorporated by reference to the Current Report on Form 8-K of JohnsonDiversey, Inc. filed with the SEC on February 26, 2004)

10.10	Pledge and Security Agreement, dated as of May 3, 2002, by JohnsonDiversey, Inc., JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.) and the other loan parties signatories thereto in favor of the Administrative Agent (incorporated by reference as Exhibit 10.8 to the JDI Form S-4)

10.11	Agreement between S.C. Johnson & Son, Inc. and JohnsonDiversey, Inc., dated as of May 3, 2002, with respect to, among other things, the house marks (incorporated by reference as Exhibit 10.9 to the JDI Form S-4)*

10.12	Agreement between S.C. Johnson & Son, Inc. and Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.), dated as of May 3, 2002, with respect to, and among other things, the house marks (incorporated by reference as Exhibit 10.10 to the JDI Form S-4)*

10.13	Technology Disclosure and License Agreement among S.C. Johnson & Son, Inc., JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.) dated as of May 3, 2002 (incorporated by reference as Exhibit 10.11 to the JDI Form S-4)*

10.14	Omnibus Amendment of Leases among S.C. Johnson & Son, Inc., Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.) and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), dated November 20, 2001 (incorporated by reference as Exhibit 10.12 to the JDI Form S-4)

10.15	Lease Agreement between S.C. Johnson & Son, Inc. and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) for Waxdale Building 65, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999 (incorporated by reference as Exhibit 10.13 to the JDI Form S-4)*

10.16	Lease Agreement between S.C. Johnson & Son, Inc. and Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.) for Waxdale Buildings 50, 57 and 59, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999 (incorporated by reference as Exhibit 10.14 to the JDI Form S-4)*

10.17	Real Estate and Equipment Lease Agreement between S.C. Johnson & Son, Inc. and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) for Waxdale Buildings 59 and 63, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999 (incorporated by reference as Exhibit 10.15 to the JDI Form S-4)*

10.18	Lease Agreement between S.C. Johnson & Son, Inc. and Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.) for Waxdale Buildings 52, 53, 54, 66, 66A, 71 & 72, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999 (incorporated by reference as Exhibit 10.16 to the JDI Form S-4)*

10.19	Receivables Purchase Agreement among JWPR Corporation, as seller and servicer, Falcon Asset Securitization Corporation, and Bank One, NA, as Financial Institution and as Agent, dated March 2, 2001, as amended through Amendment No. 2 dated May 3, 2002 (incorporated by reference as Exhibit 10.17 to the JDI Form S-4)

10.20	Amendment and Waiver No. 3 to the Receivable Purchase Agreement dated as of December 19, 2002, among JWPR Corporation, as Seller and Servicer, Falcon Asset Securitization Corporation, and Bank One, NA, As Financial Institution and Agent (incorporated by reference as Exhibit 10.27 to the Registration Statement on Form S-4 of JohnsonDiversey Holdings, Inc. filed with the SEC on September 16, 2003 (Reg. No. 333-108853) (the “JDHI Form S-4”))

10.21	Amendment No. 4 to the Receivable Purchase Agreement dated as of May 1, 2003, among JWPR Corporation, as Seller and Servicer, Falcon Asset Securitization Corporation, and Bank One, NA, As Financial Institution and Agent (incorporated by reference as Exhibit 10.28 to the JDHI Form S-4)

10.22	Amendment No. 5 to the Receivable Purchase Agreement dated as of June 30, 2003, among JWPR Corporation, as Seller and Servicer, Falcon Asset Securitization Corporation, and Bank One, NA, As Financial Institution and Agent (incorporated by reference as Exhibit 10.29 to the JDHI Form S-4)

Exhibit Number	Description of Exhibit

10.23	Amendment No. 6 to the Receivable Purchase Agreement dated as of July 31, 2003, among JWPR Corporation, as Seller and Servicer, Falcon Asset Securitization Corporation, and Bank One, NA, As Financial Institution and Agent (incorporated by reference as Exhibit 10.30 to the JDHI Form S-4)

10.24	Amendment No. 7 to the Receivable Purchase Agreement dated as of July 31, 2003, among JWPR Corporation, as Seller and Servicer, Falcon Asset Securitization Corporation, and Bank One, NA, As Financial Institution and Agent (incorporated by reference as Exhibit 10.31 to the JDHI Form S-4)

10.25	Receivables Sale Agreement, dated as of March 2, 2001, between Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.), as originator, and JWPR Corporation, as buyer (incorporated by reference as Exhibit 10.18 to the JDI Form S-4)

10.26	Receivables Sale Agreement, dated as of March 2, 2001, between U S Chemical Corporation, as originator, and JWPR Corporation, as buyer (incorporated by reference as Exhibit 10.19 to the JDI Form S-4)

10.27	Receivables Sale Agreement, dated as of March 2, 2001, between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), as originator, and JWPR Corporation, as buyer (incorporated by reference as Exhibit 10.20 to the JDI Form S-4)

10.28	Amendment No. 1 to Receivables Sale Agreement, dated as of August 29, 2003, between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), as originator, and JWPR Corporation, as buyer (incorporated by reference as Exhibit 10.35 to the JDHI Form S-4)

10.29	Receivables Sale Agreement, dated as of August 29, 2003, between The Butcher Company, as originator, and JohnsonDiversey, Inc., as buyer (incorporated by reference as Exhibit 10.36 to the JDHI Form S-4)

10.30	Receivables Sale and Contribution Agreement, dated as of March 2, 2001, among Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.), U S Chemical Corporation, Whitmire Micro-Gen Research Laboratories, Inc., JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), JWP Investments, Inc. and JWPR Corporation (incorporated by reference as Exhibit 10.21 to the JDI Form S-4)

10.31	Employment Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and JoAnne Brandes, dated November 8, 1999 (incorporated by reference as Exhibit 10.22 to the JDI Form S-4)**

10.32	Amendment to Employment Agreement and Long Term Incentive Plan Operating Provisions between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and JoAnne Brandes, dated October 23, 2000 (incorporated by reference as Exhibit 10.23 to the JDI Form S-4)**

10.33	Employment Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Michael J. Bailey, dated November 8, 1999 (incorporated by reference as Exhibit 10.24 to the JDI Form S-4)**

10.34	Amendment to Employment Agreement and Long Term Incentive Plan Operating Provisions between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Michael J. Bailey, dated October 23, 2000 (incorporated by reference as Exhibit 10.25 to the JDI Form S-4)**

10.35	Employment Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Gregory E. Lawton, dated November 8, 1999 (incorporated by reference as Exhibit 10.26 to the JDI Form S-4)**

10.36	Amendment to Employment Agreement and Long Term Incentive Plan Operating Provisions between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Gregory E. Lawton, dated October 4, 2000 (incorporated by reference as Exhibit 10.27 to the JDI Form S-4)**

10.37	Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and S. Curtis Johnson, dated December 6, 2001 (incorporated by reference as Exhibit 10.30 to the JDI Form S-4)**

10.38	Commercial Markets Holdco, Inc. Second Amended and Restated Long-Term Equity Incentive Plan (incorporated by reference as Exhibit 10.31 to Amendment No. 2 of the Registration Statement on Form S-4 of JohnsonDiversey, Inc. filed with the SEC on November 21, 2002 (Reg. No. 333-97247)**

10.39	Form of Stock Option Agreement under Commercial Markets Holdco, Inc. Amended and Restated Long-Term Equity Incentive Plan (incorporated by reference as Exhibit 10.32 to the JDI Form S-4)**

Exhibit Number	Description of Exhibit

10.40	JohnsonDiversey, Inc. Supplemental Executive Retirement Plan for Gregory E. Lawton, effective January 1, 2002 (incorporated by reference as Exhibit 10.47 to the JDHI Form S-4)**

10.41	Employment Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Paul A. Mathias, dated March 1, 2000 (incorporated by reference as Exhibit 10.33 to the JDI Form S-4)**

10.42	Employment Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Sue Leboza, dated August 21, 2000 (incorporated by reference as Exhibit 10.34 to the JDI Form S-4)**

10.43	Employment Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Gregory F. Clark, dated November 8, 1999 (incorporated by reference as Exhibit 10.35 to the JDI Form S-4)**

10.44	Employment Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and David S. Andersen, dated November 8, 1999 (incorporated by reference as Exhibit 10.36 to the JDI Form S-4)**

10.45	Employment Agreement between JohnsonDiversey, Inc. and Morio Nishikawa, executed April 11, 2003 (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey, Inc. filed with the SEC on August 14, 2003)**

10.46	Employment Agreement between JohnsonDiversey, Inc. and Thomas Gartland, executed July 17, 2003 (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey, Inc. filed with the SEC on November 14, 2003 (the “Third Quarter 2003 Form 10-Q”))**

10.47	Employment Agreement between JohnsonDiversey, Inc. and Mark S. Cross, executed August 1, 2003 (incorporated by reference as Exhibit 10.2 to the Third Quarter 2003 Form 10-Q) **

14.1	JohnsonDiversey, Inc. Finance Officers Ethics Policy (incorporated by reference as Exhibit 14.1 to the Annual Report on Form 10-K of JohnsonDiversey, Inc. filed with the SEC on April 3, 2003)

21.1	Subsidiaries of JohnsonDiversey, Inc.

24.1	Power of Attorney

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the SEC.

**	Management contract or compensatory plan.