Form 10-Q
period 2004-04-02
JOHNSONDIVERSEY INC
filed 2004-05-11
CIK 1175757

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2004

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

There is no public trading market for the registrant’s common stock. As of May 4, 2004, there were 24,422 outstanding shares of the registrant’s common stock, $1.00 par value.

Unless otherwise indicated, references to “JohnsonDiversey,” “the Company,” “we,” “our” and “us” in this quarterly report refer to JohnsonDiversey, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

We make statements in this Form 10–Q that are not historical facts. These “forward-looking statements” can be identified by the use of terms such as “may,” “intend,” “might,” will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

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

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHNSONDIVERSEY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	April 2, 2004	January 2, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,793	$24,543
Accounts receivable, less allowance of $28,496 and $28,089, respectively	491,944	618,991
Accounts receivable – related parties	42,351	28,965
Inventories	275,598	263,397
Deferred income taxes	20,558	20,165
Other current assets	98,682	97,928

Total current assets	951,926	1,053,989
Property, plant and equipment, net	572,563	595,483
Capitalized software, net	105,196	107,947
Goodwill, net	1,203,859	1,224,059
Other intangibles, net	402,250	418,622
Deferred income taxes	90,602	93,258
Long-term receivables – related parties	87,147	87,663
Other assets	83,077	84,306

Total assets	$3,496,620	$3,665,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$77,239	$124,228
Current portion of long-term debt	20,260	27,812
Accounts payable	306,305	298,202
Accounts payable – related parties	67,450	62,346
Accrued expenses	397,893	435,774

Total current liabilities	869,147	948,362
Pension and other post-retirement benefits	248,001	253,787
Long-term borrowings	1,283,274	1,338,622
Long-term payables – related parties	28,077	28,309
Other liabilities	101,092	101,352

Total liabilities	2,529,591	2,670,432
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Common stock – $1.00 par value; 200,000 shares authorized; 24,422 shares issued and outstanding	24	24
Class A 8% cumulative preferred stock – $100.00 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Class B 8% cumulative preferred stock – $100.00 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Capital in excess of par value	737,138	736,959
Retained earnings	113,943	114,198
Accumulated other comprehensive income	117,484	145,401
Notes receivable from officers	(1,560)	(1,687)

Total stockholders’ equity	967,029	994,895

Total liabilities and stockholders’ equity	$3,496,620	$3,665,327

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands)

	Three Months Ended
	April 2, 2004	April 4, 2003
	(unaudited)
Net sales:
Net product and service sales	$759,678	$676,256
Sales agency fee income	22,894	21,248

	782,572	697,504
Cost of sales	438,294	384,311

Gross profit	344,278	313,193
Selling, general and administrative expenses	282,687	255,354
Research and development expenses	19,122	17,736
Restructuring expense	5,052	6,509

Operating profit	37,417	33,594
Other expense (income):
Interest expense	31,459	32,727
Interest income	(1,129)	(1,194)
Other expense (income), net	137	(2,911)

Income before taxes	6,950	4,972
Provision for income taxes	2,699	1,791

Income before minority interests	4,251	3,181
Minority interests in net income (loss) of subsidiaries	79	(1)

Net income	$4,172	$3,182

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three Months Ended
	April 2, 2004	April 4, 2003
	(unaudited)
Cash flows from operating activities:
Net income	$4,172	$3,182
Adjustments to reconcile net income to net cash provided by operating activities–
Depreciation and amortization	39,362	26,230
Amortization of intangibles	8,687	9,788
Amortization of debt issuance costs	3,296	2,153
Interest accrued on long-term receivables - related parties	(752)	—
Deferred income taxes	1,635	(414)
Gain from divestitures	(1,983)	(1,295)
Loss on property disposals	407	565
Other	(969)	814
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses–
Accounts receivable	(3,496)	(20,158)
Accounts receivable securitization	12,600	(1,500)
Inventories	(15,411)	(13,081)
Other current assets	(2,809)	6,892
Other assets	(356)	(2,946)
Accounts payable and accrued expenses	(15,684)	(2,151)
Other liabilities	(3,029)	3,126

Net cash provided by operating activities	25,670	11,205
Cash flows from investing activities:
Capital expenditures	(18,241)	(25,417)
Expenditures for capitalized computer software	(5,733)	(868)
Cash from property disposals	452	906
Acquisitions of businesses	(1,983)	(878)
Proceeds from divestitures	2,669	835

Net cash used in investing activities	(22,836)	(25,422)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	49,591	(4,774)
Repayments of long-term borrowings	(42,736)	(3,150)
Capital contributions	179	—
Retirement of preferred stock	—	197
Payment of debt issuance costs and fees	(1,337)	—
Dividends paid	(3,536)	—

Net cash provided by (used in) financing activities	2,161	(7,727)

Effect of exchange rate changes on cash and cash equivalents	(6,745)	4,676

Change in cash and cash equivalents	(1,750)	(17,268)
Beginning balance	24,543	59,272

Ending balance	$22,793	$42,004

Supplemental cash flows information
Cash paid during the period:
Interest	$13,395	$10,377
Income taxes	6,535	4,955

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2004

(unaudited)

1.	Description of the Company

JohnsonDiversey, Inc. (the “Company”) is comprised of a Professional Business and a Polymer Business. The Professional Business is a global manufacturer of commercial, industrial and institutional building maintenance and sanitation products. The Polymer Business is a global manufacturer of polymer intermediates marketed to the printing and packaging, coatings, adhesives and related industries.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial position of the Company as of April 2, 2004 and its results of operations and cash flows for the three months ended April 2, 2004 have been included. The results of operations for the three months ended April 2, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 2, 2004.

In order to achieve alignment with its functional cost structure, beginning with fiscal year 2004, the Company reclassified certain technical customer support costs from selling, general and administrative expenses to cost of sales. Prior year amounts have been reclassified for consistency. Related technical customer support costs were $4,807 and $2,064 for the three months ended April 2, 2004 and April 4, 2003, respectively.

Certain other prior period amounts have been reclassified to conform with current period presentation.

All monetary amounts, excluding share data, are stated in thousands.

3.	New Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits, an amendment of FASB Statements No. 87, 88 and 106.” In fiscal year 2003, the Company adopted SFAS No. 132, as revised, for all U.S.-based plans. SFAS No. 132, as revised, requires additional disclosures in year-end reports about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. As permitted by this standard, the Company will adopt the annual disclosure provisions for all foreign plans for the year ending December 31, 2004. SFAS No. 132, as revised, also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting” to require interim-period disclosure of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other postretirement benefit plans. The Company has adopted the interim-period disclosure requirements of SFAS No. 132, as revised, for its defined benefit and non-pension postretirement plans effective April 2, 2004. Because SFAS No. 132, as revised, pertains only to disclosure provisions, the Company’s adoption of SFAS No. 132, as revised, did not have an impact on the Company’s financial condition, results of operations or cash flows.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2004

(unaudited)

In January 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” with an effective date for fiscal years ending after December 7, 2003. FSP 106-1 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. The Company does not believe that it needs to amend its postretirement health care plans in order to benefit from the federal subsidy. As permitted by FSP 106-1, the Company made a one-time election to defer accounting for the effect of the Act until specific authoritative guidance is issued. Therefore, in accordance with FSP 106-1, the net periodic postretirement benefit cost included in the Company’s financial statements and accompanying notes does not reflect the effects of the Act on its plans. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information. Although not expected to be material, at this time the Company cannot provide a reasonable estimate of the impact of the Act on its financial condition, results of operations or cash flows.

4.	Acquisitions

In November 2003, the Company acquired 50.1% of the outstanding shares of Daisan Kogyo Co., Ltd. (“Daisan”), Japan’s leading provider of commercial cleaning products and services to the food and beverage industry, for $12,076. The Company previously held 49.9% of the outstanding shares and accounted for its holding in Daisan on an equity basis. The Company is completing an exercise to determine the potential value of customer lists and related contracts and will assign the purchase price accordingly. As of January 2, 2004, goodwill recorded with respect to the acquisition was $7,762.

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

5.	Acquisition of the DiverseyLever Business

On May 3, 2002, the Company acquired the assets and equity interests of the DiverseyLever business, the institutional and industrial cleaning and sanitation business of Unilever. In addition, with specified exceptions, the Company and its parent, JohnsonDiversey Holdings, Inc. (“Holdings”), assumed liabilities to the extent relating to, or arising out of, the DiverseyLever business. The acquisition was accounted for under the purchase method of accounting.

During the three months ending April 2, 2004, the Company and Unilever continued the process of settling the remaining open purchase price allocations and adjustments associated with the DiverseyLever transaction; however, did not conclude on changes to those allocations and adjustments relative to the January 2, 2004 position. As such, the Company did not record any purchase accounting related adjustments in its consolidated financial statements for the three months ended April 2, 2004. The Company and Unilever expect to reach conclusion on remaining open items by the end of the third quarter.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2004

(unaudited)

6.	Accounts Receivable Securitization

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

On October 24, 2003, the receivables securitization facility was again amended to include certain United Kingdom subsidiaries and further expand the total potential for securitization of trade receivables to $100,000 (the “October 2003 amendment”). Prior to the October 2003 amendment, the beneficial interest of accounts receivable sold under the Receivables Facility was excluded from accounts receivable in the Company’s consolidated balance sheets in accordance with SFAS No. 140. As a result of the terms of the October 2003 amendment, the limitations in the articles of incorporation of JWPRC and the requirements for sale defined in SFAS No. 140, the Company was no longer able to exclude the accounts receivable sold under the Receivables Facility from its consolidated balance sheets.

On January 5, 2004, the Receivables Facility was amended and restated to include the Company’s Italian subsidiary and further expand the total potential for securitization of trade receivables to $150,000.

During the three months ended April 2, 2004, the Company modified the articles of incorporation of JWPRC and obtained necessary legal opinions, in order for the amended Receivables Facility to be in compliance with the provisions of SFAS No. 140. As such, the Company has excluded accounts receivable sold under the Receivables Facility from the consolidated balance sheet at April 2, 2004.

As of April 2, 2004, the Conduit held $107,800 of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheet. As of January 2, 2004, the Company included $95,200 of accounts receivable held by the Conduit in its consolidated balance sheet for the reasons noted above.

As of April 2, 2004, the Company had a retained interest of $132,431 in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheet at estimated fair value.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2004

(unaudited)

7.	Inventories

The components of inventories are summarized as follows:

	April 2, 2004	January 2, 2004
Raw materials and containers	$68,152	$64,322
Finished goods	207,446	199,075

Total inventories	$275,598	$263,397

Inventories are stated in the consolidated balance sheets net of allowance for excess and obsolete inventory of $23,865 and $25,446 at April 2, 2004 and January 2, 2004, respectively.

8.	Property, Plant and Equipment

Effective January 3, 2004, the Company changed its accounting estimates relating to depreciation. The estimated useful lives for dishwashing machines were changed to seven years from a range of five to 14 years to provide consistency in accounting treatment following the integration of acquisitions into a combined business unit. As a result of this change in accounting estimate, cost of sales was increased by $3.8 million for the three months ended April 2, 2004.

9.	Indebtedness and Credit Arrangements

The Company’s $1.2 billion senior secured credit facilities were amended on February 24, 2004. This amendment reduced the interest rate payable for the U.S. dollar portion of the tranche B term loan under the senior secured credit facilities, thereby reducing the borrowing cost over the remaining life of the tranche. In addition, the amendment changed various financial covenants and administrative requirements to provide the Company with greater flexibility to operate and complete the integration of the DiverseyLever business.

10.	Restructuring Liabilities

During fiscal years 2002 and 2003, in connection with the acquisition of the DiverseyLever business, the Company recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities (“exit plans”). The Company’s exit plans provide for the planned termination of 1,299 employees, of which 1,073 and 998 were actually terminated as of April 2, 2004 and January 2, 2004, respectively.

Additionally, the Company developed plans to restructure certain facilities that it owned prior to the acquisition of the DiverseyLever business (“restructuring plans”), primarily for the purpose of eliminating redundancies resulting from the acquisition of the DiverseyLever business. During fiscal years 2002 and 2003, in connection with these restructuring plans, the Company recorded liabilities for the involuntary termination of pre-acquisition employees and other restructuring costs associated with pre-acquisition facilities. During the three months ended April 2, 2004 and April 4, 2003, the Company recognized liabilities of $4,719 and $4,761 for the involuntary termination of 79 and 37 additional pre-acquisition employees and $333 and $1,748 for additional other restructuring costs, respectively, which were recorded as restructuring expenses in accordance with SFAS No. 146.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2004

(unaudited)

The Company’s restructuring plans provide for the planned termination of 440 pre-acquisition employees, of which 370 and 340 were actually terminated as of April 2, 2004 and January 2, 2004, respectively.

	Exit Plans			Restructuring Plans
	Employee- Related	Other	Total	Employee- Related	Other	Total
Liability balances as of January 2, 2004	$24,821	$3,411	$28,232	$5,173	$1,393	$6,566
Liability recorded as restructuring expense	—	—	—	4,719	333	5,052
Liability adjustments [2]	(149)	—	(149)	—	—	—
Cash paid [1]	(8,908)	(246)	(9,154)	(4,528)	(562)	(5,090)

Liability balances as of April 2, 2004	$15,764	$3,165	$18,929	$5,364	$1,164	$6,528

[1]	Cash paid includes the effects of foreign exchange rates.
[2]	Liability adjustments include reductions to previously established plan obligations based on revisions to initial assumptions.

11.	Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of income are as follows:

consolidated	Three Months Ended
	April 2, 2004	April 4, 2003
Revaluation losses (gains) on foreign currency denominated instruments and transactions	2,997	(2,495)
Foreign currency translation (gains) losses	(885)	814
Net gain on sale of product lines	(1,983)	(1,295)
Other	8	65

	$137	$(2,911)

12.	Defined Benefit Plans and Other Post-Employment Benefit Plans

The components of net periodic benefit costs for the Company’s defined benefit pension plans and other post-employment benefit plans for the three months ended April 2, 2004 and April 4, 2003, respectively, are as follows:

	Defined Pension Benefits
	Three Months Ended
	April 2, 2004	April 4, 2003
Service cost	$7,376	$6,662
Interest cost	6,508	6,347
Expected return on plan assets	(4,907)	(4,415)
Amortization of net loss (gain)	1,622	1,596
Amortization of transition (asset) obligation	60	60
Amortization of prior service cost	(20)	(5)

Net periodic pension cost	$10,639	$10,245

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2004

(unaudited)

	Other Post-Employment Benefits
	Three Months Ended
	April 2, 2004	April 4, 2003
Service cost	$882	$741
Interest cost	1,221	1,228
Amortization of net loss (gain)	139	83
Amortization of prior service cost	9	—
Amortization of transition (asset) obligation	72	181

Net periodic benefit cost	$2,323	$2,233

13.	Stock-based Compensation

The Company has a long-term incentive plan (the “Plan”) that provides for the right to purchase stock of Commercial Markets Holdco, Inc. (“Holdco”), a related party and parent of Holdings, for certain senior management of the Company. Prior to July 1, 2001, the Plan provided for the award of one share of restricted stock and one stock option for every four shares purchased. Shares are acquired at a formula value, which is an estimation of fair value by the Company based on overall Holdco performance. All restricted shares vest over a three-to-four year period from the grant date and have an exercise period of ten years from the date of grant. Stock options have an exercise term of ten years from the date of grant. Also, employees that remain with the Company for four years after spin-off are granted debt forgiveness of at least 75% of the purchase price of the stock.

Subsequent to June 29, 2001, the Plan was modified so that all awards granted under the Plan were stock option grants. Newly issued stock options vest over four years and have an exercise period of seven years from the date of grant.

The Company recorded compensation expense of $572 and $201 related to restricted stock and debt forgiveness during the three months ended April 2, 2004 and April 4, 2003, respectively.

The pro forma impact of compensation expense if the Company had used the fair-value method of accounting to measure compensation expense would have reduced net income by approximately $3,107 and $2,011 for the three months ended April 2, 2004 and April 4, 2003, respectively.

14.	Comprehensive (Loss) Income

Comprehensive (loss) income for the respective periods consists of the following:

	Three Months Ended
	April 2, 2004	April 4, 2003
Net income	$4,172	$3,182
Foreign currency translation (loss) income	(26,430)	27,632
Unrealized losses on derivatives, net of tax	(1,487)	(1,745)

Total comprehensive (loss) income	$(23,745)	$29,069

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2004

(unaudited)

15.	Contingencies

The Company is subject to various legal actions and proceedings in the normal course of business. Although litigation is subject to many uncertainties and the ultimate exposure with respect to these matters cannot be ascertained, the Company does not believe the final outcome of any current litigation will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company has purchase commitments for materials, supplies, and property, plant and equipment incidental to the ordinary conduct of business. In the aggregate, such commitments are not in excess of current market prices. Additionally, the Company normally commits to some level of marketing related expenditures that extend beyond the fiscal period. These marketing expenses are necessary in order to maintain a normal course of business and the risk associated with them is limited. It is not expected that these commitments will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company maintains environmental reserves for remediation and monitoring expenses at two of its domestic facilities. While the ultimate exposure to further remediation expense at these sites continues to be evaluated, the Company does not anticipate a material effect on its consolidated financial position or results of operations.

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

In connection with the acquisition of the DiverseyLever business, Holdings entered into a stockholders’ agreement with its stockholders, Holdco and Marga B.V., a subsidiary of Unilever. Under the stockholders’ agreement, at any time after May 3, 2007, Holdings has the option to purchase, and Unilever has the right to require Holdings to purchase, the shares of Holdings and Senior Discount Notes of Holdings then beneficially owned by Unilever. If, after May 3, 2010, Holdings is unable to fulfill its obligations in connection with the put option, Unilever may require Holdings to take certain actions, including selling certain assets of the Company.

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

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2004

(unaudited)

16.	Segment Information

The sales and results of operations of the Company’s segments are summarized as follows:

	Three Months Ended or As of April 2, 2004
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$705,377	$82,838	$(5,643)	$782,572
Operating profit	23,633	13,784	—	37,417
Depreciation and amortization	45,675	2,374	—	48,049
Interest expense	31,493	133	(167)	31,459
Interest income	1,090	206	(167)	1,129
Total assets	3,358,033	209,105	(70,518)	3,496,620
Goodwill, net	1,201,765	2,094	—	1,203,859
Capital expenditures, including capitalized computer software	22,656	1,318	—	23,974

	Three Months Ended or As of April 4, 2003
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$630,534	$72,084	$(5,114)	$697,504
Operating profit	22,299	11,295	—	33,594
Depreciation and amortization	33,806	2,212	—	36,018
Interest expense	32,802	128	(203)	32,727
Interest income	1,223	174	(203)	1,194
Total assets	3,306,753	189,306	(55,293)	3,440,766
Goodwill, net	1,167,644	555	—	1,168,199
Capital expenditures, including capitalized computer software	25,122	1,163	—	26,285

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2004

(unaudited)

17.	Subsidiary Guarantors of Senior Subordinated Notes

The Company’s senior subordinated notes are guaranteed by certain of its wholly owned subsidiaries. Such guarantees are full and unconditional, to the extent allowed by law, and joint and several. The following supplemental information sets forth, on an unconsolidated basis, statement of income, balance sheet and statement of cash flows information for the Company, for the guarantor subsidiaries and for the Company’s non-guarantor subsidiaries, each of which were determined on a combined basis with the exception of eliminating investments in combined subsidiaries and certain reclassifications, which are eliminated at the consolidated level.

Consolidating statements of operations for the three months ended April 2, 2004:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$153,951	$89,956	$551,642	$(35,871)	$759,678
Sales agency fee income	1,241	30	21,623	—	22,894

	155,192	89,986	573,265	(35,871)	782,572
Cost of sales	86,845	57,396	329,924	(35,871)	438,294

Gross profit	68,347	32,590	243,341	—	344,278
Selling, general and administrative expenses	81,970	20,422	180,295	—	282,687
Research and development expenses	8,028	2,621	8,473	—	19,122
Restructuring expense	1,915	—	3,137	—	5,052

Operating profit (loss)	(23,566)	9,547	51,436	—	37,417

Other expense (income):
Interest expense	28,400	1,587	24,913	(23,441)	31,459
Interest income	(9,408)	(13,355)	(1,807)	23,441	(1,129)
Other (income) expense, net	(35,507)	(1,931)	2,333	35,242	137

Income before taxes	(7,051)	23,246	25,997	(35,242)	6,950

Provision (benefit) for income taxes	(11,301)	5,753	8,247	—	2,699

Net income (loss) before minority interests	4,250	17,493	17,750	(35,242)	4,251
Minority interests	—	—	79	—	79

Net income (loss)	$4,250	$17,493	$17,671	$(35,242)	$4,172

Consolidating statements of operations for the three months ended April 4, 2003:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$155,659	$87,804	$470,648	$(37,855)	$676,256
Sales agency fee income	1,442	29	19,777	—	21,248

	157,101	87,833	490,425	(37,855)	697,504
Cost of sales	88,472	53,995	279,699	(37,855)	384,311

Gross profit	68,629	33,838	210,726	—	313,193
Selling, general and administrative expenses	72,416	20,748	163,403	(1,213)	255,354
Research and development expenses	6,125	2,963	8,648	—	17,736
Restructuring expense	—	—	6,509	—	6,509

Operating profit (loss)	(9,912)	10,127	32,166	1,213	33,594

Other expense (income):
Interest expense	27,577	100	23,945	(18,895)	32,727
Interest income	(4,793)	(14,749)	(547)	18,895	(1,194)
Other (income) expense, net	(23,374)	(226)	(2,643)	23,332	(2,911)

Income before taxes	(9,322)	25,002	11,411	(22,119)	4,972

Provision (benefit) for income taxes	(12,503)	5,596	8,698	—	1,791

Net income (loss) before minority interests	3,181	19,406	2,713	(22,119)	3,181
Minority interests	—	—	(1)	—	(1)

Net income (loss)	$3,181	$19,406	$2,714	$(22,119)	$3,182

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2004

(unaudited)

Condensed consolidating balance sheets at April 2, 2004:

Assets	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$—	$1,264	$21,529	$—	$22,793
Accounts receivable	19,706	12,041	502,548	—	534,295
Intercompany receivables	161,671	345,370	13,652	(520,693)	—
Inventories	40,754	32,461	202,439	(56)	275,598
Other current assets	43,838	3,586	74,191	(2,375)	119,240

Total current assets	265,969	394,722	814,359	(523,124)	951,926
Property, plant and equipment, net	154,444	34,819	383,300	—	572,563
Capitalized software, net	91,359	3,598	10,239	—	105,196
Goodwill and other intangible assets, net	134,512	203,121	1,248,858	19,618	1,606,109
Deferred income taxes	72,690	1,006	16,906	—	90,602
Intercompany advances	414,011	496,202	31,808	(942,021)	—
Other assets	139,843	1,724	28,659	(2)	170,224
Investments in subsidiaries	1,557,061	80,975	—	(1,638,036)	—

Total assets	$2,829,889	$1,216,167	$2,534,129	$(3,083,565)	$3,496,620

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$24,900	$—	$52,339	$—	$77,239
Current portion of long-term debt	15,743	—	4,517	—	20,260
Accounts payable	65,433	19,063	289,259	—	373,755
Intercompany payables	456,319	5,285	59,130	(520,734)	—
Accrued expenses	145,133	21,646	240,771	(9,657)	397,893

Total current liabilities	707,528	45,994	646,016	(530,391)	869,147
Intercompany note payable	—	170,281	771,741	(942,022)	—
Long-term borrowings	1,031,531	—	251,743	—	1,283,274
Other liabilities	123,801	35,782	216,642	945	377,170

Total liabilities	1,862,860	252,057	1,886,142	(1,471,468)	2,529,591
Stockholders’ equity	967,029	964,110	647,987	(1,612,097)	967,029

Total liabilities and stockholders’ equity	$2,829,889	$1,216,167	$2,534,129	$(3,083,565)	$3,496,620

Condensed consolidating balance sheets at January 2, 2004:

Assets	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$—	$1,187	$23,356	$—	$24,543
Accounts receivable	14,670	10,947	622,339	—	647,956
Intercompany receivables	192,040	355,876	31,216	(579,132)	—
Inventories	34,232	29,526	199,695	(56)	263,397
Other current assets	31,909	7,555	81,004	(2,375)	118,093

Total current assets	272,851	405,091	957,610	(581,563)	1,053,989
Property, plant and equipment, net	153,734	47,016	394,733	—	595,483
Capitalized software, net	93,857	3,856	10,234	—	107,947
Goodwill and other intangibles, net	131,010	199,848	1,291,808	20,015	1,642,681
Deferred income taxes	80,503	—	12,755	—	93,258
Intercompany advances	439,591	586,976	33,033	(1,059,600)	—
Other assets	141,468	1,794	28,709	(2)	171,969
Investments in subsidiaries	1,591,819	35,978	—	(1,627,797)	—

Total assets	$2,904,833	$1,280,559	$2,728,882	$(3,248,947)	$3,665,327

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$—	$—	$124,228	$—	$124,228
Current portion of long-term debt	21,810	—	6,002	—	27,812
Accounts payable	60,043	19,556	280,949	—	360,548
Intercompany payables	473,782	10,587	95,404	(579,773)	—
Accrued expenses	163,050	24,287	256,944	(8,507)	435,774

Total current liabilities	718,685	54,430	763,527	(588,280)	948,362
Intercompany note payable	—	167,757	891,845	(1,059,602)	—
Long-term borrowings	1,070,262	—	268,360	—	1,338,622
Other liabilities	120,991	34,642	226,909	906	383,448

Total liabilities	1,909,938	256,829	2,150,641	(1,646,976)	2,670,432
Stockholders’ equity	994,895	1,023,730	578,241	(1,601,971)	994,895

Total liabilities and stockholders’ equity	$2,904,833	$1,280,559	$2,728,882	$(3,248,947)	$3,665,327

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2004

(unaudited)

Condensed consolidating statements of cash flows for the three months ended April 2, 2004:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$11,503	$108,769	$77,129	$(171,731)	$25,670
Cash flows from investing activities:
Capital expenditures, net	(10,554)	(796)	(12,172)		(23,522)
Acquisitions of businesses	22,510	(44,986)	(4,363)	24,856	(1,983)
Proceeds from divestitures	—	2,669	—	—	2,669

Net cash provided by (used in) investing activities	11,956	(43,113)	(16,535)	24,856	(22,836)
Cash flows from financing activities:
Increase (decrease) in short-term borrowings	36,308	909	(17,773)	30,147	49,591
Increase (decrease) in long-term borrowings	(18,810)	2,525	(128,551)	102,100	(42,736)
Increase (decrease) in additional paid in capital	(6,506)	(48,483)	53,814	1,354	179
Payment of debt issuance costs	(1,337)	—	—	—	(1,337)
Dividends paid	(3,467)	(13,278)	(65)	13,274	(3,536)

Net cash provided by (used in) financing activities	6,188	(58,327)	(92,575)	146,875	2,161

Effect of exchange rate changes on cash and cash equivalents	(29,647)	(7,252)	30,154	—	(6,745)

Change in cash and cash equivalents	—	77	(1,827)	—	(1,750)
Beginning balance	—	1,187	23,356	—	24,543

Ending balance	$—	$1,264	$21,529	$—	$22,793

Condensed consolidating statements of cash flows for the three months ended April 4, 2003:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$29,683	$29	$(42,894)	$24,387	$11,205
Cash flows from investing activities:
Capital expenditures, net	(11,922)	(836)	(12,621)	—	(25,379)
Acquisitions of businesses	(8,966)	(6,313)	(47)	14,448	(878)
Proceeds from divestitures	—	—	835	—	835

Net cash provided by (used in) investing activities	(20,888)	(7,149)	(11,833)	14,448	(25,422)
Cash flows from financing activities:					—
(Decrease) increase in short-term borrowings	(14,302)	(1,862)	27,368	(15,978)	(4,774)
(Decrease) increase in long-term borrowings	(4,947)	138	24,841	(23,182)	(3,150)
Increase (decrease) in additional paid in capital	197	4,853	10,684	(15,537)	197
Dividends paid	—	(12,662)	(1,996)	14,658	—

Net cash provided by (used in) financing activities	(19,052)	(9,533)	60,897	(40,039)	(7,727)

Effect of exchange rate changes on cash and cash equivalents	8,772	15,365	(20,665)	1,204	4,676

Change in cash and cash equivalents	(1,485)	(1,288)	(14,495)	—	(17,268)
Beginning balance	4,301	6,282	48,689	—	59,272

Ending balance	$2,816	$4,994	$34,194	$—	$42,004

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary:

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

For the three months ended April 2, 2004, net sales increased $85.1 million, or 12.2%, as compared to the three months ended April 4, 2003, primarily due to the strengthening of the euro and certain other foreign currencies against the U.S. dollar ($66.6 million), the impact of our November 2003 acquisition of Daisan Kogyo Co., Ltd. ($11.0 million), volume growth in Japan driven by new customer wins, and volume growth in the polymer segment ($8.0 million). Excluding the impact of foreign currency exchange rates and acquisitions and divestitures, we achieved net sales growth of 1.2% as compared to the prior year despite a challenging competitive and economic landscape and our significant on-going restructuring and integration programs. The first quarter of 2004 included fewer selling days in certain European countries as compared to the same period in the prior year, which adversely impacted net sales by approximately 1%.

The successful integration of the DiverseyLever acquisition continued in the first quarter of 2004 as efficiencies and cost reductions gained through the synergies from restructuring and integration programs have contributed to offset the gross profit impact from competitive and economic factors and a less profitable product mix. By the end of fiscal year 2003, we had effectively met our acquisition cost synergy target of $150 million one full year earlier than planned. In the three months ended April 2, 2004, we continued to track ahead of schedule in achieving our target cost savings. We expect to realize total synergies from the multi-year restructuring and integration program in excess of $200 million by the end of fiscal year 2005.

On February 24, 2004, we amended our senior secured credit facilities agreement, including certain financial covenants, to provide the flexibility required to complete our planned restructuring and integration programs over the next two years. With this amendment, we also achieved a 50 basis point pricing reduction on our $416 million, U.S. dollar denominated tranche B term debt.

During the first quarter of 2004, our management team continued its focus on maximizing the cash flows of the business and further improved its management of global cash balances. We met each of our financial debt covenants as of April 2, 2004 and made required pre-payments of $44.3 million on our senior secured credit facilities. In addition, we increased the amount of receivables under the receivables securitization program to $107.8 million at April 2, 2004 from $95.2 million at January 2, 2004, primarily from the addition of our Italian subsidiary in January 2004, and achieved an overall decrease in net working capital of $114.7 million, which includes $95.2 million related to the receivables securitization program.

Innovation remains a major strategic focus of our company. We believe that our commitment to product innovation has led to successful product and system launches that are changing how our business operates. One of our most successful technology launches has been the Ready-To-Dispense TM dilution control system, referred to as RTD in North America or J-Flex in Europe, which provides customers with reduced equipment costs, less waste and an easier to use product for their sanitization needs. Another successful innovation is the TimeSaver SR TM floor finish, which allows for a significant reduction in time and effort required to clean and refinish floor surfaces. Both of these product launches have been well-received in the marketplace as evidenced by higher than projected unit sales.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from these estimates under different assumptions or conditions. We believe the accounting policies that are most critical to our financial condition and results of operations and involve management’s judgment and/or evaluation of inherent uncertain factors are as follows:

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

Goodwill and Long-Lived Assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) Nos. 142 and 144, management periodically reviews its long-lived assets, including non-amortizing intangible assets and goodwill, for impairment and assesses whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its estimated fair value. Management also periodically reassesses the estimated remaining useful lives of its amortizing intangible assets and its other long-lived assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in our consolidated financial statements. As required by SFAS No. 142, we annually complete a fair value impairment analysis of goodwill and non-amortizing intangible assets. Moreover, where indicators of impairment are identified for long-lived assets, we would prepare a future undiscounted cash flows analysis as required by SFAS No. 144. There were no known impairments or indicators of impairment identified during the three months ended April 2, 2004 or April 4, 2003.

Three Months Ended April 2, 2004 Compared to Three Months Ended April 4, 2003

Net Sales:

	Three Months Ended		Change
(dollars in thousands)	April 2, 2004	April 4, 2003	Amount	Percentage
Net product and service sales:
Professional	$682,483	$609,286	$73,197	12.0%
Polymer (1)	77,195	66,970	10,225	15.3%

	759,678	676,256	83,422	12.3%
Sales agency fee income	22,894	21,248	1,646	7.7%

	$782,572	$697,504	$85,068	12.2%

(1)	Excludes inter-segment sales to the professional segment

•	Net product and service sales increased $63.2 million for the three months ended April 2, 2004 as compared to the same period in the prior year from the strengthening of the euro and certain other foreign currencies against the U.S. dollar, which is comprised of $59.0 million and $4.2 million, respectively, for the professional segment and the polymer segment.

•	Excluding the foreign currency impact, professional segment net sales increased by $14.2 million, or 2.1%, for the three months ended April 2, 2004 as compared to the same period in the prior year primarily due to the impact of recent acquisitions and divestitures, most notably the Daisan Kogyo Co., Ltd. acquisition ($11.0 million), new customer wins in Japan driven by the introduction of innovative business models ($4.4 million) and selective price increases in North America and Latin America. Pricing and volume growth in Europe resulting from strong cross-selling efforts to existing customers and new account gains ($11.4 million), were partially offset by a decrease in selling days in certain European countries for the first quarter 2004 as compared to the same period in the prior year (impact estimated at approximately $7.5 million). These improvements were further offset by competitive global pricing pressures, adverse economic conditions, primarily in Latin America, and a decrease in North America distributor inventories ($3.3 million).

•	Excluding the foreign currency impact, polymer segment net sales increased by $6.0 million, or 8.4%, for the three months ended April 2, 2004 as compared to the same period in the prior year primarily as a result of volume growth of 11%, mainly in Asia Pacific, North America and Japan, partially offset by an unfavorable product mix ($2.0 million), as customers substituted lower margin products for higher margin, better performance polymers.

•	Excluding a $3.4 million increase from the strengthening of the euro and certain other foreign currencies against the U.S. dollar, net sales under our sales agency agreement with Unilever decreased $1.7 million, or 7.1%, for the three months ended April 2, 2004 as compared to the same period in the prior year primarily due to certain brand disposals by Unilever in the European and Asia Pacific markets.

Gross Profit:

	Three Months Ended		Change
(dollars in thousands)	April 2, 2004	April 4, 2003	Amount	Percentage
Professional	$316,663	$288,787	$27,876	9.7%
Polymer	27,615	24,406	3,209	13.1%

	344,278	313,193	31,085	9.9%

Gross profit as a % of net sales:
Professional	44.9%	45.8%
Polymer	35.8%	36.4%

	44.0%	44.9%

•	Gross profit increased $30.6 million for the three months ended April 2, 2004 as compared to the same period in the prior year from the strengthening of the euro and certain other foreign currencies against the U.S. dollar, primarily in the professional segment.

•	Excluding the foreign currency impact, professional segment gross profit decreased by $1.4 million and gross profit percentage declined 0.9 points for the three months ended April 2, 2004 as compared to the same period in the prior year. Efficiencies and cost reductions gained through the synergies from restructuring and integration programs have largely offset the negative effects from the competitive and economic factors noted above, the impact of a change in accounting estimate that reduced the useful lives of dishwashing machines ($3.8 million), principally in North America, and unfavorable product mix and geographic mix.

•	Excluding the foreign currency impact, polymer segment gross profit increased $1.9 million and gross profit percentage declined 0.6 points for the three months ended April 2, 2004 as compared to the same period in the prior year primarily due to an unfavorable product mix resulting from customers substituting lower margin products for specialty polymers, as well as the increasing costs of styrene, a key raw material, as a result of higher natural gas prices in the U.S., which have not been fully recovered through increases in pricing.

Operating Expenses:

	Three Months Ended		Change
(dollars in thousands)	April 2, 2004	April 4, 2003	Amount	Percentage
Selling, general and administrative expenses	$282,687	$255,354	$27,333	10.7%
Research and development expenses	19,122	17,736	1,386	7.8%
Restructuring expense	5,052	6,509	(1,457)	-22.4%

	$306,861	$279,599	$27,262	9.8%

•	The components of operating expenses increased $23.8 million for the three months ended April 2, 2004 as compared to the same period in the prior year from the strengthening of the euro and certain other foreign currencies against the U.S. dollar as follows:

•	Selling, general and administrative expenses ($22.4 million)

•	Research and development expenses ($1.0 million)

•	Restructuring expenses ($0.4 million)

•	Excluding the impact of foreign currency, selling, general and administrative expenses increased $5.0 million for the three months ended April 2, 2004 as compared to the same period in the prior year. Efficiencies and cost reductions gained through the synergies from restructuring and integration programs have countered the incremental operating expenses from the Daisan Kogyo Co., Ltd. acquisition, an increase in capital software amortization costs related to projects placed into service in 2003, increased legal and other professional fees, higher employee benefit costs and other inflationary wage and cost increases.

Restructuring and Integration:

We initiated an extensive restructuring and integration program in connection with the May 2002 acquisition of the DiverseyLever business. Under this program, specified costs associated with the closure of former DiverseyLever operations and the involuntary termination of former DiverseyLever employees (“exit costs”) are recorded as purchase accounting adjustments. Costs under the program associated with the closure of specified pre-acquisition operations and the involuntary terminations of pre-acquisition employees (“restructuring costs”) are recorded as restructuring expenses in the consolidated statements of income. Also incurred under the program are costs related to the acquisition which do not meet the definition of exit costs or restructuring costs. Those costs are included in selling, general and administrative expenses in the consolidated statements of income (“period costs”).

During the three months ended April 2, 2004, we recorded $5.1 million of restructuring costs and $3.9 million of selling, general and administrative expenses related to our restructuring and integration programs in our consolidated statement of income. These costs consisted primarily of involuntary termination and other costs incurred throughout North America and certain European countries as we continue to consolidate our operations.

A summary of all costs associated with the restructuring and integration program for the three months ended April 2, 2004, the three months ended April 4, 2003 and from inception is outlined below. The reserve balance shown below reflects the aggregate reserves for restructuring costs.

(dollars in thousands)	Three Months Ended April 2, 2004	Three Months Ended April 4, 2003	Total Project to Date May 4, 2002 - April 2, 2004
Reserve balance at beginning of period	$34,798	$68,858	$—
Exit costs recorded as purchase accounting adjustments	—	6,488	80,574
Restructuring costs charged to income	5,052	6,509	37,619
Liability adjustments	(149)	—	(149)
Payments of accrued costs	(14,244)	(15,949)	(92,587)

Reserve balance at end of period	$25,457	$65,905	$25,457

Period costs classified as cost of sales	$—	$—	$4,878
Period costs classified as selling, general and administrative expenses	3,871	8,450	78,539
Capital expenditures	797	12,249	72,010

Non-Operating Results:

	Three Months Ended		Change
(dollars in thousands)	April 2, 2004	April 4, 2003	Amount	Percentage
Interest expense	$31,459	$32,727	$(1,268)	-3.9%
Interest income	(1,129)	(1,194)	65	-5.4%

Net interest expense	30,330	31,533	(1,203)	-3.8%
Other (income) expense, net	137	(2,911)	3,048	-104.7%

•	Net interest expense decreased for the three months ended April 2, 2004 as compared to the same period in the prior year primarily due to the reduction in total debt outstanding and reduction in interest rates resulting from the August 2003 and February 2004 amendments to our senior secured credit facilities.

•	Other expense, net for the three months ended April 2, 2004 included net losses from foreign currency translation and transactions ($2.1 million), partially offset by a net gain on the sale of a product line ($2.0 million).

•	Other income, net for the three months ended April 4, 2003 included a net gain on the sale of product lines ($1.5 million) and net gains from foreign currency translation and transactions ($1.7 million).

Income Taxes:

	Three Months Ended		Change
(dollars in thousands)	April 2, 2004	April 4, 2003	Amount	Percentage
Income before taxes and minority interests	$6,871	$4,973	$1,898	38.2%
Provision for income taxes	2,699	1,791	908	50.7%
Effective income tax rate	39.3%	36.0%

•	The provision for income taxes increased as compared to the prior year primarily due to higher income before taxes and a higher effective tax rate. The increase in the effective tax rate for the three months ended April 2, 2004 was primarily attributable to higher taxes on foreign income.

EBITDA:

EBITDA increased by $12.8 million, or 17.7%, to $85.3 million for the three months ended April 2, 2004, as compared to $72.5 million for the three months ended April 4, 2003. The increase in EBITDA resulted primarily from a $31.1 million increase in gross profit resulting from the increased net sales, including the related foreign currency effect, offset partially by a $27.3 million increase in selling, general and administrative expenses, all as previously discussed. $12.0 million of these cost increases are related to depreciation and amortization expense and do not impact EBITDA.

EBITDA is a non-GAAP financial measure, and you should not consider EBITDA as an alternative to GAAP financial measures such as (a) operating profit or net profit as a measure of our operating performance or (b) cash flows provided by operating, investing and financing activities (as determined in accordance with GAAP) as a measure of our ability to meet cash needs.

We believe that, in addition to cash flows from operating activities, EBITDA is a useful financial measurement for assessing liquidity as it provides management, investors, lenders and financial analysts with an additional basis to evaluate our ability to incur and service debt and to fund capital expenditures. In addition, various covenants under our senior secured credit facilities are based on EBITDA, as adjusted pursuant to the provisions of those facilities.

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

Accordingly, we believe that the inclusion of EBITDA in this quarterly report permits a more comprehensive analysis of our liquidity relative to other companies and our ability to service debt requirements. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this quarterly report may not be comparable to similarly titled measures of other companies.

EBITDA should not be construed as a substitute for, and should be read together with, net cash flows provided by operating activities as determined in accordance with GAAP. The following table reconciles EBITDA to net cash flows provided by operating activities, which is the GAAP measure most comparable to EBITDA, for each of the periods for which EBITDA is presented.

	Three Months Ended
(dollars in thousands)	April 2, 2004	April 4, 2003
Net cash flows provided by operating activities	$25,670	$11,205
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	28,185	29,818
Changes in deferred income taxes	(1,635)	414
Gain from divestitures	1,983	1,295
Gain (loss) on property disposals	(407)	(565)
Depreciation and amortization expense	(48,049)	(36,018)
Amortization of debt issuance costs	(3,296)	(2,153)
Interest accrued on long-term receivables-related parties	752	—
Other	969	(814)

Net income	4,172	3,182

Minority interests in net income (loss) of subsidiaries	79	(1)
Provision for income taxes	2,699	1,791
Interest expense, net	30,330	31,533
Depreciation and amortization expense	48,049	36,018

EBITDA	$85,329	$72,523

Liquidity and Capital Resources

	Three Months Ended		Change
(dollars in thousands)	April 2, 2004	April 4, 2003	Amount	Percentage
Net cash provided by operating activities	$25,670	$11,205	$14,465	129.1%
Net cash used in investing activities	(22,836)	(25,422)	2,586	-10.2%
Net cash provided by (used in) financing activities	2,161	(7,727)	9,888	-128.0%
Capital expenditures	23,974	26,285	(2,311)	-8.8%

			Change
	April 2, 2004	January 2, 2004	Amount	Percentage
Cash and cash equivalents	$22,793	$24,543	$(1,750)	-7.1%
Working capital (1)	436,138	550,805	(114,667)	-20.8%
Total debt	1,380,773	1,490,662	(109,889)	-7.4%

(1)	Working capital is defined as net accounts receivable, plus inventories less accounts payable.

•	Net cash flows provided by operating activities increased $14.5 million for the three months ended April 2, 2004 as compared to the same period in the prior year primarily due to additional proceeds from the receivable securitization program ($14.1 million). For further detail on the receivables securitization program, see “Off-Balance Sheet Arrangements” below.

•	Net cash used in investing activities decreased $2.6 million for the three months ended April 2, 2004 as compared to the same period in the prior year primarily due to a $2.3 million decrease in capital expenditures for property, plant and equipment and computer software. The characteristics of our business do not generally require us to make significant ongoing capital expenditures. We may make significant cash expenditures in the next few years in an effort to further capitalize on anticipated revenue growth and cost savings opportunities associated with the acquisition of the DiverseyLever business.

•	Net cash flows provided by financing activities increased $9.9 million for the three months ended April 2, 2004 as compared to the same period in the prior year primarily due to $6.9 million in proceeds from borrowings in the first quarter 2004 as compared to $7.9 million in repayments of debt in the first quarter 2003, partially offset by the timing of dividend payments ($3.5 million) and the payment of $1.3 million in debt issuance costs and fees related to the February 2004 amendment to our senior secured credit facilities.

•	Net working capital decreased $115 million for the three months ended April 2, 2004 as compared to January 2, 2004 primarily as a result of changes to the accounts receivable securitization program that moved $95.2 million in trade receivables to our off-balance sheet special purpose entity, an $18.5 million decrease in accounts receivable, and a $13.2 million increase in accounts payable, partially offset by a $12.2 million increase in inventories. For further detail on the receivables securitization program, see “Off-Balance Sheet Arrangements” below.

•	Total debt decreased $110 million for the three months ended April 2, 2004 as compared to January 2, 2004 primarily as a result of the removal of $95.2 million of obligations under the receivables securitization facility to an off-balance sheet special purpose entity, pre-payment of debt under the senior secured credit facilities and the strengthening of the U.S. dollar against the Euro and other foreign currencies, partially offset by additional short-term borrowings to fund cash outflows from operations and the aforementioned term debt principal payments. For further detail on the receivables securitization program, see “Off-Balance Sheet Arrangements” below.

Debt and Contractual Obligations. As a result of the DiverseyLever acquisition, we have a significant amount of indebtedness. On May 3, 2002, in connection with the acquisition, we issued senior subordinated notes and entered into a $1.2 billion senior secured credit facility. We used the proceeds of the sale of the senior subordinated notes and initial borrowings under the senior secured credit facilities, together with other available funds, to finance the cash portion of the purchase price for the DiverseyLever business and the related fees and expenses and to refinance then-existing indebtedness.

The senior secured credit facilities were amended in August 2003. This amendment reduced the interest rate payable with respect to specified tranches of debt under the credit facilities, thereby reducing borrowing costs over the remaining life of the credit facilities. In addition, the amendment increased specified credit limits and changed various administrative requirements to provide us greater operating flexibility.

The senior secured credit facilities were amended for a second time on February 24, 2004. This amendment reduced the interest rate payable for the U.S. dollar portion of the term B tranche of debt under the senior secured credit facilities, thereby reducing the borrowing cost over the remaining life of the tranche. In addition, the amendment changed various financial covenants and administrative requirements to provide us with greater flexibility to operate our business and to complete the integration of the DiverseyLever acquisition.

As of April 2, 2004, we had total indebtedness of about $1.6 billion, consisting of $573 million of senior subordinated notes, $729 million of borrowings under the senior secured credit facilities, $2.4 million of other long-term borrowings and $77 million in short-term credit lines, as well as $195 million in operating lease commitments.

We have the capacity to borrow additional funds under the senior secured credit facilities, subject to compliance with the financial covenants set forth in the facilities. As of April 2, 2004, we had $39 million of indebtedness outstanding under the revolving portion of the senior secured credit facilities and the ability to incur an additional $278 million of indebtedness under those revolving facilities. Further, we believe we would have been able to borrow another $61 million from other sources and still be in compliance with the financial covenants set forth in the senior secured credit facilities and the indentures for the senior subordinated notes.

As of April 2, 2004, we had the following payments due with respect to contractual obligations, excluding $6.2 million committed under letters of credit that expire in 2004 and $107.8 million related to the receivables securitization facilities:

		Payments Due by Period:
Contractual Obligations	Total	2004	2005-2006	2007-2008	2009 and Thereafter
	(dollars in thousands)
Long-term debt obligations:
Term credit facilities	$728,819	$20,260	$44,403	$183,927	$480,229
Senior subordinated notes	572,858	—	—	—	572,858
Other	2,381	524	—	—	1,857
Lines of credit	37,658	37,658	—	—	—
Revolving credit facilities	39,057	39,057	—	—	—
Operating leases	194,824	56,735	78,670	41,434	17,985
Capital leases	14,758	6,367	7,463	928	—
Purchase commitments (1)	79,344	14,904	42,120	22,320	—

Total contractual obligations	$1,669,699	$175,505	$172,656	$248,609	$1,072,929

(1)	Primarily relates to commitments of our polymer business to purchase minimum quantities of styrene monomer from certain vendors

We believe that the cash flows from operations, the anticipated further cost savings and operating improvements associated with the acquisition of the DiverseyLever business and our restructuring initiatives, together with available cash, available borrowings under the senior secured credit facilities and the proceeds from our receivables securitization facility will generate sufficient cash flow from operations and meet our liquidity needs for the foreseeable future. There can be no assurance, however, that we will be able to achieve the anticipated cost savings or that our substantial indebtedness will not adversely affect our financial condition.

Off-Balance Sheet Arrangements. Since March 2001, we have funded a portion of our short-term liquidity needs through the securitization of some of our trade accounts receivable (the “Receivables Facility”). We and certain of our subsidiaries in the U.S., U.K. and Italy are parties to an agreement whereby we and each participating subsidiary sell, on a continuous basis, all trade receivables to JWPR Corporation (“JWPRC”), a wholly owned, special purpose, bankruptcy-remote subsidiary formed for the sole purpose of buying and selling receivables. Under the Receivables Facility, we and some of our subsidiaries, irrevocably and without recourse, transfer all trade receivables to JWPRC. JWPRC, in turn, sells an undivided interest in these receivables to Falcon Asset Management Corporation (the “Conduit”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement) less the applicable reserve.

On August 29, 2003, the Receivables Facility was amended to include certain additional U.S. subsidiaries, expand the total potential for securitization of trade receivables to $75 million from the previous limit of $55 million, and change the facility term to 354 days from the date of closing, renewable without fee.

On October 24, 2003, the Receivables Facility was again amended to include certain United Kingdom subsidiaries and further expand the total potential for securitization of trade receivables to $100 million (the “October 2003 amendment”). Prior to the October 2003 amendment, the beneficial interest of accounts receivable sold under the Receivables Facility was excluded from accounts receivable in our consolidated balance sheets in accordance with SFAS No. 140. As a result of the terms of the October 2003 amendment, the limitations in the articles of incorporation of JWPRC and the requirements for sale defined in SFAS No. 140, we were no longer able to exclude the accounts receivable sold under the Receivables Facility from its consolidated balance sheets.

On January 5, 2004, the Receivables Facility was amended and restated to include our Italian subsidiary and further expand the potential securitization of trade receivables to $150,000.

During the three months ended April 2, 2004, we modified the articles of incorporation of JWPRC and obtained necessary legal opinions in order for the Receivables Facility to be in compliance with the provisions of SFAS No. 140. As such, we have excluded accounts receivable sold under the Receivables Facility from the consolidated balance sheet at April 2, 2004.

As of April 2, 2004, the Conduit held $107.8 million of accounts receivable that are not included in the accounts receivable balance reflected in our consolidated balance sheet. As of January 2, 2004, we included $95.2 million of accounts receivable held by the Conduit in our consolidated balance sheet for the reasons noted above.

As of April 2, 2004, we had a retained interest of $132 million in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheet at estimated fair value.

For the three months ended April 2, 2004, JWPRC’s cost of borrowing under the Receivables Facility is at a weighted average rate of about 2.32% per annum, which is significantly lower than our incremental borrowing rate.

Under the terms of the senior secured credit facilities, we must use any net proceeds from the Receivables Facility first to prepay loans outstanding under the senior secured credit facilities. In addition, the net amount of trade receivables at any time outstanding under this and any other securitization facility that we may enter into may not exceed $200 million in the aggregate.

Financial Covenants under Our Senior Secured Credit Facilities

Under the terms of the senior secured credit facilities, we are subject to certain financial covenants. The most restrictive covenants under the senior secured credit facilities require us to meet the following targets and ratios:

Maximum Leverage Ratio. We are required to maintain a leverage ratio for each financial covenant period of no more than the maximum ratio specified in the senior secured credit facilities for that financial covenant period. The maximum leverage ratio is the ratio of (1) our consolidated indebtedness (excluding up to $55 million of indebtedness incurred under our Receivables Facility and indebtedness relating to specified interest rate hedge agreements) as of the last day of a financial covenant period using a weighted-average exchange rate for the relevant fiscal six-month period to (2) our consolidated EBITDA, as defined in the senior secured credit facilities, for that same financial covenant period.

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

The senior secured credit facilities require that we maintain an interest coverage ratio of no less than the ratio set forth below for each of the financial covenant periods ending nearest the corresponding date set forth below:

Minimum Interest Coverage Ratio
March 31, 2004 to June 30, 2004	2.75 to 1
September 30, 2004	3.00 to 1
December 31, 2004, to March 31, 2005	3.25 to 1
June 30, 2005, to September 30, 2005	3.50 to 1
December 31, 2005 and thereafter	4.00 to 1

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For our financial covenant period ended on April 2, 2004, we were in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the senior secured credit facilities.

Capital Expenditures. The senior secured credit facilities prohibit us from making capital expenditures during any calendar year nearest the corresponding date set forth below in an amount exceeding the following:

(dollars in thousands)	Maximum Capital Expenditures
December 31, 2004	$122,600
December 31, 2005	$107,000
December 31, 2006	$110,000
December 31, 2007	$113,200

We can exceed in a year the maximum capital expenditures limitation set forth above for that year by the amount, if any, by which the limitation set forth above for the previous year exceeded actual capital expenditures made in that previous year. Based on fiscal year 2003 capital expenditures of $135 million as compared to the $161 million maximum, we may exceed the fiscal year 2004 capital expenditure limit by an additional $26 million. As of April 2, 2004, we were in compliance with the limitation on capital expenditures for fiscal year 2004.

Restructuring Charges. The senior secured credit facilities limit the amount of spending on restructuring and integration related activities in 2004 and 2005 to $145 million in the aggregate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

As of April 2, 2004, we had about $1.4 billion of debt outstanding under our senior secured credit facilities. After giving effect to the interest rate swap transactions that we have entered into with respect to some of the borrowings under our credit facilities, $316 million of the debt outstanding remained subject to variable rates. In addition, as of April 2, 2004, we had approximately $38 million of debt outstanding under foreign lines of credit, all of which were subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. At the above level of variable rate borrowings, we do not anticipate a significant impact on earnings in the event of a reasonable change in interest rates. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of the overall economic activity that could exist in such an environment.

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

CEO & CFO Certifications. Attached as exhibits 31.1 and 31.2 to this quarterly report are certifications of the CEO and the CFO required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). This portion of our quarterly report is our disclosure of the results of our controls evaluation referred to in Rule 13a-14 of the Exchange Act and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Disclosure Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include those components of our internal control over financial reporting that are designed to provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP. To the extent that components of our internal control over financial reporting are included in our Disclosure Controls, they are included in the scope of our quarterly evaluation of Disclosure Controls.

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

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally and because Rule 13a-14 of the Exchange Act requires that the CEO and CFO disclose that information to our board of directors’ audit committee and to our independent auditors and report on related matters in this section of the quarterly report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our on-going procedures.

In our annual report on Form 10-K for the fiscal year ended January 2, 2004 (“2003 Form 10-K”), we disclosed certain deficiencies in the design and operation of our internal controls related to the financial reporting process which represent reportable conditions that, considered collectively, constitute a material weakness in internal control over financial reporting. The matters disclosed were:

•	The complex process to finalize the accounting for the purchase of the DiverseyLever business;

•	Deficiencies in our process for accounting, analysis and documentation of income taxes;

•	Documentation of our receivables securitization program; and

•	Accounting for fixed asset transfers arising from the integration of the business.

In the three months ended April 2, 2004, we successfully amended the articles of incorporation related to our Receivables Facility and obtained the necessary updated legal opinions to permit us to resume off-balance sheet treatment in compliance with SFAS No. 140.

In addition, we have also reviewed and updated the Financial Infrastructure Internal Control Improvement Plan to ensure it fully addresses the other matters disclosed in our 2003 Form 10-K. Specifically, the following actions are now underway:

•	We expect to finalize all open purchase accounting matters by the third quarter of 2004 and have launched a comprehensive review of purchase accounting for local statutory account purposes that will be used to identify any remaining purchase accounting related issues and allow us to tailor individual training sessions for local finance personnel;

•	We will perform a comprehensive analysis of the tax closing process during the next two fiscal quarters as part of our previously scheduled review of the financial statement closing process; and

•	We will issue updated fixed asset accounting policies for implementation in the second half of 2004 to tighten procedures around the transfer and tracking of assets and to strengthen further internal controls in this area. Integration of fixed asset information systems in North America, which will simplify the fixed asset accounting process, is already underway and is expected to be completed at the end of the second quarter of 2004.

The actions being taken, and to be taken, by us to correct the weaknesses identified constitute, and will constitute, significant changes in internal control over financial reporting in the period covered by this quarterly report. These actions constitute the only changes to our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting in this quarterly period

Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that our Disclosure Controls, as of the end of the period covered by this quarterly report, including the additional procedures performed and controls instituted by us to supplement our internal control over financial reporting in order to mitigate the effect of the weaknesses identified in this report, were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Current Reports on Form 8-K issued during the quarter ended April 2, 2004.

1.	On February 5, 2004, we furnished information in a current report on Form 8-K relating to a proposed amendment to our Senior Secured Credit Agreement.

2.	On February 26, 2004, we filed a current report on Form 8-K related to Amendment No. 2 to our Credit Agreement, dated as of May 3, 2002, as amended by Amendment No. 1 dated as of August 6, 2003, among the Company, certain of its subsidiaries, JohnsonDiversey Holdings, Inc., the lenders and issuers party thereto, Citicorp USA, Inc., as administrative agent, Goldman Sachs Credit Partners L.P., as syndication agent, and Bank One NA, ABN Amro Bank N.V., Royal Bank of Scotland plc, New York Branch, and General Electric Capital Corporation, as co-documentation agents for the lenders and issuers.

3.	On March 31, 2004, we furnished information in a current report on Form 8-K to present additional financial information in response to certain questions from investors during our 2003 annual results teleconference held on March 26, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSONDIVERSEY, INC.

Date: May 11, 2004	/s/ MICHAEL J. BAILEY
Michael J. Bailey Executive Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer

JOHNSONDIVERSEY, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.