Form 10-Q
period 2004-10-01
JOHNSONDIVERSEY INC
filed 2004-11-12
CIK 1175757

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2004

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

There is no public trading market for the registrant’s common stock. As of November 5, 2004, there were 24,422 outstanding shares of the registrant’s common stock, $1.00 par value.

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

FORWARD-LOOKING STATEMENTS

We make statements in this Form 10–Q that are not historical facts. These “forward-looking statements” can be identified by the use of terms such as “may,” “intend,” “might,” will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	our ability to successfully complete the integration of the DiverseyLever business, including the achievement of cost and tax savings;

•	our ability to execute any of our business strategies;

•	changes in general economic and political conditions, interest rates and currency movements, including, in particular, exposure to foreign currency risks;

•	the vitality of the institutional and industrial cleaning and sanitation market, particularly those sectors adversely affected by the current economic downturn, and the printing and packaging, coatings and plastics markets;

•	restraints on pricing flexibility due to competitive conditions in the professional and polymer markets;

•	the loss or insolvency of a significant supplier or customer;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets, and system of internal control;

•	changes in energy costs, the costs of raw materials and other operating expenses;

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	changes in tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	the loss of, or changes in, executive management or other key personnel;

•	natural and manmade disasters, including acts of terrorism, hostilities or war that impact our markets; and

•	conditions affecting the food and lodging industry, including health-related, political and weather-related.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JOHNSONDIVERSEY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	October 1, 2004	January 2, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,947	$24,543
Accounts receivable, less allowance of $29,458 and $28,089, respectively	477,783	618,991
Accounts receivable – related parties	28,514	28,965
Inventories	277,425	263,397
Deferred income taxes	22,059	20,165
Other current assets	108,649	97,928

Total current assets	954,377	1,053,989
Property, plant and equipment, net	553,967	595,483
Capitalized software, net	103,624	107,947
Goodwill, net	1,166,048	1,224,059
Other intangibles, net	391,250	418,622
Deferred income taxes	96,897	93,258
Long-term receivables – related parties	89,508	87,663
Other assets	71,078	84,306

Total assets	$3,426,749	$3,665,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$73,727	$124,228
Current portion of long-term debt	7,663	27,812
Accounts payable	308,037	298,202
Accounts payable – related parties	70,589	62,346
Accrued expenses	413,839	435,774

Total current liabilities	873,855	948,362
Pension and other post-retirement benefits	235,185	253,787
Long-term borrowings	1,223,968	1,338,622
Long-term payables – related parties	28,101	28,309
Other liabilities	79,919	101,352

Total liabilities	2,441,028	2,670,432
Commitments and contingencies (Note 16)	—	—
Stockholders’ equity:
Common stock – $1.00 par value; 200,000 shares authorized; 24,422 shares issued and outstanding	24	24
Class A 8% cumulative preferred stock – $100.00 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Class B 8% cumulative preferred stock – $100.00 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Capital in excess of par value	737,489	736,959
Retained earnings	131,948	114,198
Accumulated other comprehensive income	117,529	145,401
Notes receivable from officers	(1,269)	(1,687)

Total stockholders’ equity	985,721	994,895

Total liabilities and stockholders’ equity	$3,426,749	$3,665,327

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
(dollars in thousands)	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
	(unaudited)		(unaudited)
Net sales:
Net product and service sales	$761,430	$696,976	$2,295,892	$2,088,951
Sales agency fee income	22,508	21,835	68,079	65,996

	783,938	718,811	2,363,971	2,154,947
Cost of sales	449,645	395,932	1,331,569	1,183,838

Gross profit	334,293	322,879	1,032,402	971,109
Selling, general and administrative expenses	271,115	259,479	825,733	785,613
Research and development expenses	18,387	16,922	55,406	51,216
Restructuring expense	5,604	561	13,154	13,862

Operating profit	39,187	45,917	138,109	120,418
Other expense (income):
Interest expense	30,538	30,969	94,086	96,016
Interest income	(2,250)	(262)	(4,204)	(2,189)
Other expense (income), net	1,623	666	3,885	(2,484)

Income before income taxes, minority interests and discontinued operations	9,276	14,544	44,342	29,075
Provision for income taxes	4,704	5,985	18,925	11,963

Income before minority interests and discontinued operations	4,572	8,559	25,417	17,112
Minority interests in net income (loss) of subsidiaries	(7)	61	154	112

Income from continuing operations	4,579	8,498	25,263	17,000
Income (loss) from discontinued operations, net of income taxes of $11, $1,277, $958 and $3,412 (Note 6)	(139)	1,869	2,119	5,001

Net income	$4,440	$10,367	$27,382	$22,001

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(dollars in thousands)	October 1, 2004	October 3, 2003
	(unaudited)
Cash flows from operating activities:
Net income	$27,382	$22,001
Adjustments to reconcile net income to net cash provided by operating activities–
Depreciation and amortization	112,350	90,660
Amortization of intangibles	27,241	25,708
Amortization of debt issuance costs	9,667	7,742
Interest accrued on long-term receivables - related party	(2,556)	—
Deferred income taxes	(8,456)	(12,125)
Gain from divestitures	(2,757)	(799)
Loss on property disposals	212	9,231
Other	848	1,127
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses–
Accounts receivable	(9,740)	(5,842)
Accounts receivable securitization	40,600	26,900
Inventories	(26,968)	(1,752)
Other current assets	(12,912)	2,245
Other assets	4,910	(5,971)
Accounts payable and accrued expenses	24,968	(7,824)
Other liabilities	(29,611)	10,352

Net cash provided by operating activities	155,178	161,653
Cash flows from investing activities:
Capital expenditures	(63,335)	(70,799)
Expenditures for capitalized computer software	(21,757)	(27,036)
Cash from property disposals	5,825	16,907
Acquisitions of businesses	(4,646)	(1,599)
Proceeds from divestitures	48,254	988

Net cash used in investing activities	(35,659)	(81,539)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	48,872	(15,700)
Repayments of long-term borrowings	(120,559)	(90,011)
Payment of debt issuance costs	(1,337)	—
Dividends paid	(12,289)	(5,300)

Net cash used in financing activities	(85,313)	(111,011)

Effect of exchange rate changes on cash and cash equivalents	(18,802)	(4,014)

Change in cash and cash equivalents	15,404	(34,911)
Beginning balance	24,543	59,272

Ending balance	$39,947	$24,361

Supplemental cash flows information
Cash paid during the period:
Interest	$67,518	$68,042
Income taxes	14,056	19,528

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2004

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial position of the Company as of October 1, 2004 and its results of operations and cash flows for the three and nine month periods ended October 1, 2004 have been included. The results of operations for the three and nine month periods ended October 1, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 2, 2004.

In order to achieve alignment with its functional cost structure, beginning with fiscal year 2004, the Company reclassified certain technical customer support costs from selling, general and administrative expenses to cost of sales. Prior year amounts have been reclassified for consistency. Related technical customer support costs were $6,029 and $2,366 for the three months ended October 1, 2004 and October 3, 2003, respectively; and $15,384 and $6,440 for the nine months ended October 1, 2004 and October 3, 2003, respectively.

Certain other prior period amounts have been reclassified to conform with current period presentation.

Unless otherwise indicated, all monetary amounts, excluding share data, are stated in thousands.

3.	New Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits, an amendment of FASB Statements No. 87, 88 and 106.” In fiscal year 2003, the Company adopted SFAS No. 132, as revised, for all U.S.-based plans. SFAS No. 132, as revised, requires additional disclosures in year-end reports about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. As permitted by this standard, the Company will adopt the annual disclosure provisions for all foreign plans for the year ending December 31, 2004. SFAS No. 132, as revised, also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require interim-period disclosure of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other postretirement benefit plans. The Company has adopted the interim-period disclosure requirements of SFAS No. 132, as revised, for its U.S.-based defined benefit and non-pension postretirement plans effective January 3, 2004. Because SFAS No. 132, as revised, pertains only to disclosure provisions, the Company’s adoption of SFAS No. 132, as revised, did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2004

(unaudited)

In January 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” with an effective date for interim or annual financial statements with fiscal years ending after December 7, 2003. FSP 106-1 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act") signed into law on December 8, 2003. FSP 106-1 introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. As permitted by FSP 106-1, the Company made a one-time election to defer adoption of the Act until more specific authoritative guidance was issued. In May 2004, the FASB issued FSP No. 106-2, which supercedes FSP 106-1, and is effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 requires companies to account for the effect of the subsidy on benefits attributable to past service as an actuarial experience gain and as a reduction of the service cost component of net postretirement health care costs for amounts attributable to current service, if the benefit provided is at least actuarially equivalent to Medicare Part D. The Company adopted FSP 106-2 in the quarter ending October 1, 2004. See Note 13 for further disclosure.

4.	Acquisitions

In November 2003, the Company acquired 50.1% of the outstanding shares of Daisan Kogyo Co., Ltd. (“Daisan”), Japan's leading provider of commercial cleaning products and services to the food and beverage industry, for $12,076. The Company previously held 49.9% of the outstanding shares and accounted for its holding in Daisan on an equity basis. The Company completed a valuation exercise during the quarter ending July 2, 2004 and assigned $841 and $1,462 of the purchase price to customer lists and intellectual property, respectively. As of October 1, 2004 and January 2, 2004, goodwill recorded with respect to the acquisition was $5,722 and $7,762, respectively.

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

During the nine months ending October 1, 2004, the Company acquired or purchased interest in three businesses associated with its professional segment from S.C. Johnson & Son, a related party, for $2,999 and one business as part of its polymer segment for $1,414. None of the transactions were considered material to the Company’s consolidated financial position or results of operations.

The results of operations for the acquired companies have been included in the consolidated financial statements from the date of acquisition.

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

During the nine months ending October 1, 2004, the Company settled the pension adjustment – fully funded and pension adjustment – EBITDA with Unilever as provided for in the purchase agreement, and adjusted certain net tangible assets and tax indemnities, resulting in an increase in acquisition goodwill of $1,894, substantially all of which was recorded in the second quarter. The Company and Unilever are continuing the settlement process relative to certain remaining purchase price adjustments as provided for in the purchase agreement. Further

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2004

(unaudited)

adjustments are not expected to be significant and are anticipated to be finalized with Unilever in the fourth quarter of 2004, and settled during the first quarter of 2005.

During the nine months ending October 1, 2004, the Company reversed $4,180 of restructuring reserves previously established in purchase accounting, net of $1,203 of deferred taxes, resulting in a decrease in acquisition goodwill of $2,977 (see Note 11). These adjustments were substantially recorded in the second quarter.

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

On June 10, 2004, the Company completed the sale of Whitmire to Sorex Holdings, Ltd. (“Sorex”), a leading European pest-control manufacturer headquartered in the United Kingdom, for $46,000 cash and the assumption of certain liabilities. The purchase price was subject to a working capital adjustment, which was agreed and settled in September 2004, resulting in Sorex paying $751 to the Company. The purchase agreement also provides for additional earnout provisions based on future Whitmire net sales. As of the divestiture date, Whitmire net assets totaled $45,000.

Effective with the second quarter of 2004, Whitmire, which was included in the Company’s professional segment, has been classified as a discontinued operation in the consolidated statement of income with the prior periods restated. No adjustments or restatements for discontinued operations have been made to the consolidated balance sheets and consolidated statements of cash flows due to the immaterial impact of the divestiture for the periods presented.

Income from discontinued operations for the three and nine month periods ended October 1, 2004 and October 3, 2003 is comprised of the following:

	Three Months Ended		Nine Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Income (loss) from operations before taxes	$(105)	$3,146	$2,111	$8,413
(Loss) Gain on sale	(23)	—	966	—
Income tax provision	(11)	(1,277)	(958)	(3,412)

Income (loss) from discontinued operations	$(139)	$1,869	$2,119	$5,001

Net sales from discontinued operations for the three and nine month periods ended October 1, 2004 and October 3, 2003 are as follows:
	Three Months Ended		Nine Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Net sales	$—	$12,559	$18,688	$35,878

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2004

(unaudited)

7.	Accounts Receivable Securitization

The Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001 whereby they sell on a continuous basis certain trade receivables to JWPR Corporation (“JWPRC”), a wholly owned, consolidated, special purpose, bankruptcy-remote subsidiary of the Company. JWPRC was formed for the sole purpose of buying and selling receivables generated by the Company and its subsidiaries party to the agreement. JWPRC in turn sells an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the percentage of total receivables deemed eligible. The accounts receivable securitization arrangement is accounted for under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities–A replacement of FASB Statement No. 125.”

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

As of October 1, 2004, the Conduit held $135,800 of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheet. As of January 2, 2004, the Company included $95,200 of accounts receivable held by the Conduit in its consolidated balance sheet for the reasons noted above.

As of October 1, 2004, the Company had a retained interest of $129,321 in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheet at estimated fair value.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2004

(unaudited)

8.	Inventories

The components of inventories are summarized as follows:

	October 1, 2004	January 2, 2004
Raw materials and containers	$69,143	$64,322
Finished goods	208,282	199,075

Total inventories	$277,425	$263,397

Inventories are stated in the consolidated balance sheets net of allowance for excess and obsolete inventory of $25,032 and $25,446 on October 1, 2004 and January 2, 2004, respectively.

9.	Property, Plant and Equipment

Effective January 3, 2004, the Company changed its accounting estimates relating to depreciation. The estimated useful lives for dishwashing machines were changed to seven years from a range of five to 14 years to provide consistency in accounting treatment following the integration of acquisitions into a combined business unit. As a result of this change in accounting estimate, cost of sales was increased by $3,200 and $9,500, for the three and nine month periods ended October 1, 2004, respectively.

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

During fiscal years 2002 and 2003, in connection with the acquisition of the DiverseyLever business, the Company recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities (“exit plans”). The Company’s exit plans provide for the planned termination of 1,299 employees, of which 1,205 and 998 were actually terminated as of October 1, 2004 and January 2, 2004, respectively.

Additionally, the Company developed plans to restructure certain facilities that it owned prior to the acquisition of the DiverseyLever business (“restructuring plans”), primarily for the purpose of eliminating redundancies resulting from the acquisition of the DiverseyLever business. During fiscal years 2002 and 2003, in connection with these restructuring plans, the Company recorded liabilities for the involuntary termination of pre-acquisition employees and other restructuring costs associated with pre-acquisition facilities. During the three months ended October 1, 2004 and October 3, 2003, the Company recognized net liabilities of $5,343 and $342 for the involuntary termination of 99 and 15 additional pre-acquisition employees and $261 and $219 for additional other restructuring costs, respectively, which were recorded as restructuring expenses in accordance with SFAS No. 146. During the nine months ended October 1, 2004 and October 3, 2003, the Company recognized net liabilities of $12,748 and $10,453 for the involuntary termination of 252 and 114 additional pre-acquisition employees and $406 and $3,409 for additional other restructuring costs, respectively, which were recorded as restructuring expenses in accordance with SFAS No. 146.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2004

(unaudited)

The Company’s restructuring plans provide for the planned termination of 613 pre-acquisition employees, of which 433 and 340 were actually terminated as of October 1, 2004 and January 2, 2004, respectively.

	Exit Plans			Restructuring Plans
	Employee- Related	Other	Total	Employee- Related	Other	Total
Liability balances as of January 2, 2004	$24,821	$3,411	$28,232	$5,173	$1,393	$6,566
Liability recorded as restructuring expense	—	—	—	4,719	333	5,052
Liability adjustments [2]	(149)	—	(149)	—	—	—
Cash paid [1]	(8,908)	(246)	(9,154)	(4,528)	(562)	(5,090)

Liability balances as of April 2, 2004	$15,764	$3,165	$18,929	$5,364	$1,164	$6,528
Liability recorded as restructuring expense	—	—	—	2,686	97	2,783
Liability adjustments [2]	(2,486)	(1,405)	(3,891)	—	(285)	(285)
Cash paid [1]	(9,079)	(718)	(9,797)	(4,655)	(592)	(5,247)

Liability balances as of July 2, 2004	$4,199	$1,042	$5,241	$3,395	$384	$3,779
Liability recorded as restructuring expense	—	—	—	5,516	261	5,777
Liability adjustments [2]	(140)	—	(140)	(173)	—	(173)
Cash paid [1]	(1,939)	(325)	(2,264)	(4,147)	(149)	(4,296)

Liability balances as of October 1, 2004	$2,120	$717	$2,837	$4,591	$496	$5,087

[1]	Cash paid includes the effects of foreign exchange rates.

[2]	Liability adjustments include reductions to previously established plan obligations based on revisions to initial assumptions.

12.	Other (Income) Expense, Net

The components of other (income) expense, net, in the consolidated statements of income are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Revaluation losses (gains) on foreign currency denominated instruments and transactions	714	1,060	4,149	(3,612)
Foreign currency transaction and hyper-inflationary currency translation losses (gains)	896	(99)	3,117	1,769
Net losses (gains) on sale of product lines	207	496	(1,791)	320
Non-recoverable sales tax assessment related to prior years	137	—	1,109	—
Compensation for partial termination of sales agency agreement[1]	—	—	(2,485)	—
Other	(331)	(791)	(214)	(961)

	$1,623	$666	$3,885	$(2,484)

[1]	In the second quarter of 2004, the Company and Unilever, under volume terms provided for by the sales agency agreement, terminated sales agency relationships in certain countries, resulting in a gain of $2,485. The partial termination is an isolated situation and is not expected to have a significant impact on future sales agency fee income or our consolidated results of operations.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2004

(unaudited)

13.	Defined Benefit Plans and Other Post-Employment Benefit Plans

The components of net periodic benefit costs for the Company’s defined benefit pension plans and other post-employment benefit plans for the three and nine month periods ended October 1, 2004 and October 3, 2003 are as follows:

	Defined Pension Benefits
	Three Months Ended		Nine Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Service cost	$8,077	$6,661	$23,246	$19,984
Interest cost	7,595	6,347	20,896	19,040
Expected return on plan assets	(6,616)	(4,415)	(16,580)	(13,245)
Amortization of net loss	1,237	1,597	4,565	4,789
Amortization of prior service benefit	(132)	(5)	(173)	(14)
Amortization of transition obligation	65	60	190	180
Effect of curtailments and settlements	(1,130)	—	(1,130)	—

Net periodic pension cost	$9,096	$10,245	$31,014	$30,734

	Other Post-Employment Benefits
	Three Months Ended		Nine Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Service cost	$576	$741	$2,340	$2,224
Interest cost	947	1,228	3,388	3,683
Amortization of net loss	91	83	369	249
Amortization of prior service cost	18	—	36	—
Amortization of transition obligation	71	181	215	542

Net periodic benefit cost	$1,703	$2,233	$6,348	$6,698

The Company adopted FSP 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” during the quarter ending October 1, 2004. In accordance with the proposed guidance, the Company and its actuarial advisors determined that benefits provided to certain plan participants are expected to be at least actuarially equivalent to Medicare Part D, and, accordingly, the Company will be entitled to a subsidy. The expected subsidy reduces the accumulated postretirement benefit obligation at January 1, 2004 by $6,100, and net periodic benefit cost by $561 during the quarter ending October 1, 2004. The Company will not need to amend its postretirement health care plans to qualify for the federal subsidy.

The Company recognized income of $5,800 during the quarter ending October 1, 2004 in association with pension plan adjustments which resulted from changes in census data and plan curtailments in Brazil and the United Kingdom.

The Company made contributions to its material defined pension benefit plans of approximately $27,600 and $62,600, of which $28,600 relates to the acquisition of the DiverseyLever business, during the three and nine months ending October 1, 2004 respectively.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2004

(unaudited)

14.	Stock-Based Compensation

The Company has a long-term incentive plan (the “Plan”) that provides for the right to purchase stock of Commercial Markets Holdco, Inc. (“Holdco”), the parent of Holdings, for certain senior management of the Company. Prior to July 1, 2001, the Plan provided for the award of one share of restricted stock and one stock option for every four shares purchased. Shares are acquired at a formula value, which is an estimation of fair value by the Company based on overall Holdco performance. Most restricted shares vest over a two-to-four year period from the grant date. Stock options have an exercise term of ten years from the date of grant. Also, employees that remain with the Company for four years after November 1, 2000 are granted debt forgiveness of at least 50% of the purchase price of the stock.

Subsequent to June 29, 2001, the Plan was modified so that all awards granted under the Plan were stock option grants. Newly issued stock options vest over four years and have an exercise period of seven years from the date of grant.

The Company recorded compensation expense of $398 and $379 related to restricted stock and debt forgiveness during the three months ended October 1, 2004 and October 3, 2003; and $1,545 and $1,006 related to restricted stock and debt forgiveness during the nine months ended October 1, 2004 and October 3, 2003, respectively.

The pro forma impact of compensation expense if the Company had used the fair-value method of accounting to measure compensation expense would have reduced net income by approximately $4,407 and $2,039 for the three months ended October 1, 2004 and October 3, 2003; and approximately $11,933 and $6,124 for the nine months ended October 1, 2004 and October 3, 2003, respectively.

15.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine month periods ended October 1, 2004 and October 3, 2003 is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Net income	$4,440	$10,367	$27,382	$22,001
Foreign currency translation adjustments	180	(4,773)	(30,994)	59,408
Unrealized gains (losses) on derivatives, net of tax	396	3,995	3,122	(288)

Total comprehensive income (loss)	$5,016	$9,589	$(490)	$81,121

16.	Commitments and Contingencies

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

The Company maintains environmental reserves for remediation, monitoring and related expenses at one of its domestic facilities. While the ultimate exposure to further remediation expense at this site continues to be evaluated, the Company does not anticipate a material effect on its consolidated financial position or results of operations.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2004

(unaudited)

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

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2004

(unaudited)

17.	Segment Information

Business segment information is summarized as follows. Income statement measures include results from continuing operations only.

	Three Months Ended or As Of October 1, 2004
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$706,893	$82,187	$(5,142)	$783,938
Operating profit	31,895	7,292	—	39,187
Depreciation and amortization	44,533	2,421	—	46,954
Interest expense	30,732	145	(339)	30,538
Interest income	2,251	338	(339)	2,250
Total assets	3,290,544	225,394	(89,189)	3,426,749
Goodwill, net	1,163,948	2,100	—	1,166,048
Capital expenditures, including capitalized computer software	32,535	717	—	33,252

	Three Months Ended or As Of October 3, 2003
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$651,711	$71,362	$(4,262)	$718,811
Operating profit	37,308	8,609	—	45,917
Depreciation and amortization	36,982	2,411	—	39,393
Interest expense	30,935	270	(236)	30,969
Interest income	78	420	(236)	262
Total assets	3,373,492	203,178	(88,630)	3,488,040
Goodwill, net	1,186,274	579	—	1,186,853
Capital expenditures, including capitalized computer software	35,860	448	—	36,308

	Nine Months Ended or As Of October 1, 2004
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$2,133,332	$246,730	$(16,091)	$2,363,971
Operating profit	107,262	30,847	—	138,109
Depreciation and amortization	132,435	7,156	—	139,591
Interest expense	94,435	395	(744)	94,086
Interest income	4,170	778	(744)	4,204
Total assets	3,290,544	225,394	(89,189)	3,426,749
Goodwill, net	1,163,948	2,100	—	1,166,048
Capital expenditures, including capitalized computer software	81,894	3,198	—	85,092

	Nine Months Ended or As Of October 3, 2003
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$1,953,772	$216,149	$(14,974)	$2,154,947
Operating profit	92,608	27,810	—	120,418
Depreciation and amortization	109,417	6,951	—	116,368
Interest expense	95,994	521	(499)	96,016
Interest income	1,932	756	(499)	2,189
Total assets	3,373,492	203,178	(88,630)	3,488,040
Goodwill, net	1,186,274	579	—	1,186,853
Capital expenditures, including capitalized computer software	95,052	2,783	—	97,835

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2004

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

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2004

(unaudited)

Consolidating condensed statements of operations for the three months ended October 1, 2004:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$154,926	$84,027	$557,105	$(34,628)	$761,430
Sales agency fee income	1,294	24	21,190	—	22,508

	156,220	84,051	578,295	(34,628)	783,938
Cost of sales	88,650	59,321	336,278	(34,604)	449,645

Gross profit	67,570	24,730	242,017	(24)	334,293
Selling, administrative and general expenses	82,698	11,714	176,703	—	271,115
Research and development expenses	8,240	2,137	8,010	—	18,387
Restructuring expense	4,080	—	1,524	—	5,604

Operating (loss) profit	(27,448)	10,879	55,780	(24)	39,187

Other expense (income):
Interest expense	24,271	165	28,603	(22,501)	30,538
Interest income	(8,411)	(14,025)	(2,315)	22,501	(2,250)
Other (income) expense, net	(39,343)	387	1,677	38,902	1,623

Income (loss) before income taxes, minority interests and discontinued operations	(3,965)	24,352	27,815	(38,926)	9,276
(Benefit from) provision for income taxes	(8,537)	5,283	7,958	—	4,704

Income (loss) before minority interests and discontinued operations	4,572	19,069	19,857	(38,926)	4,572
Minority interests in net income (loss) of subsidiaries	—	—	(7)	—	(7)

Income (loss) from continuing operations	4,572	19,069	19,864	(38,926)	4,579
Loss from discontinued operations, net of income taxes	—	(139)	—	—	(139)

Net income (loss)	$4,572	$18,930	$19,864	$(38,926)	$4,440

Consolidating condensed statements of operations for the three months ended October 3, 2003:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$157,613	$80,190	$494,036	$(34,863)	$696,976
Sales agency fee income	1,330	30	20,475	—	21,835

	158,943	80,220	514,511	(34,863)	718,811
Cost of sales	86,537	51,733	291,722	(34,060)	395,932

Gross profit	72,406	28,487	222,789	(803)	322,879
Selling, administrative and general expenses	81,350	19,593	158,536	—	259,479
Research and development expenses	6,094	2,298	8,530	—	16,922
Restructuring expense	(594)	—	1,155	—	561

Operating (loss) profit	(14,444)	6,596	54,568	(803)	45,917

Other expense (income):
Interest expense	26,529	441	25,203	(21,204)	30,969
Interest income	(6,950)	(14,772)	256	21,204	(262)
Other (income) expense, net	(34,154)	(2,852)	1,022	36,650	666

Income (loss) before income taxes, minority interests and discontinued operations	131	23,779	28,087	(37,453)	14,544
(Benefit from) provision for income taxes	(8,428)	4,534	9,879	—	5,985

Income (loss) before minority interests and discontinued operations	8,559	19,245	18,208	(37,453)	8,559
Minority interests in net income of subsidiaries	—	—	61	—	61

Income (loss) from continuing operations	8,559	19,245	18,147	(37,453)	8,498
Income from discontinued operations, net of income taxes	—	1,869	—	—	1,869

Net income (loss)	$8,559	$21,114	$18,147	$(37,453)	$10,367

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2004

(unaudited)

Consolidating condensed statements of operations for the nine months ended October 1, 2004:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$472,706	$250,189	$1,683,654	$(110,657)	$2,295,892
Sales agency fee income	3,829	81	64,169	—	68,079

	476,535	250,270	1,747,823	(110,657)	2,363,971
Cost of sales	266,004	169,418	1,006,780	(110,633)	1,331,569

Gross profit	210,531	80,852	741,043	(24)	1,032,402
Selling, administrative and general expenses	248,663	42,577	534,493	—	825,733
Research and development expenses	24,514	6,315	24,577	—	55,406
Restructuring expense	7,349	—	5,805	—	13,154

Operating (loss) profit	(69,995)	31,960	176,168	(24)	138,109

Other expense (income):
Interest expense	82,216	2,038	79,059	(69,227)	94,086
Interest income	(26,608)	(40,437)	(6,386)	69,227	(4,204)
Other (income) expense, net	(123,969)	(2,531)	2,498	127,887	3,885

Income (loss) before income taxes, minority interests and discontinued operations	(1,634)	72,890	100,997	(127,911)	44,342
(Benefit from) provision for income taxes	(27,051)	16,152	29,824	—	18,925

Income (loss) before minority interests and discontinued operations	25,417	56,738	71,173	(127,911)	25,417
Minority interests in net income of subsidiaries	—	—	154	—	154

Income (loss) from continuing operations	25,417	56,738	71,019	(127,911)	25,263
Income from discontinued operations, net of income taxes	—	2,119	—	—	2,119

Net income (loss)	$25,417	$58,857	$71,019	$(127,911)	$27,382

Consolidating condensed statements of operations for the nine months ended October 3, 2003:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$477,629	$241,816	$1,479,821	$(110,315)	$2,088,951
Sales agency fee income	4,140	86	61,770	—	65,996

	481,769	241,902	1,541,591	(110,315)	2,154,947
Cost of sales	263,748	155,228	874,374	(109,512)	1,183,838

Gross profit	218,021	86,674	667,217	(803)	971,109
Selling, administrative and general expenses	232,110	56,543	496,960	—	785,613
Research and development expenses	18,198	7,262	25,756	—	51,216
Restructuring expense	1,357	—	12,505	—	13,862

Operating (loss) profit	(33,644)	22,869	131,996	(803)	120,418

Other expense (income):
Interest expense	80,853	637	75,828	(61,302)	96,016
Interest income	(18,463)	(44,462)	(566)	61,302	(2,189)
Other (income) expense, net	(83,209)	(3,510)	(4,443)	88,678	(2,484)

Income (loss) before income taxes, minority interests and discontinued operations	(12,825)	70,204	61,177	(89,481)	29,075
(Benefit from) provision for income taxes	(29,937)	13,588	28,312	—	11,963

Income (loss) before minority interests and discontinued operations	17,112	56,616	32,865	(89,481)	17,112
Minority interests in net income of subsidiaries	—	—	112	—	112

Income (loss) from continuing operations	17,112	56,616	32,753	(89,481)	17,000
Income from discontinued operations, net of income taxes	—	5,001	—	—	5,001

Net income (loss)	$17,112	$61,617	$32,753	$(89,481)	$22,001

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2004

(unaudited)

Consolidating condensed balance sheets at October 1, 2004:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,084	$1,972	$35,891	$—	$39,947
Accounts receivable, net	12,071	4,959	489,267	—	506,297
Intercompany receivables	239,725	409,679	15,174	(664,578)	—
Inventories	41,039	30,163	206,303	(80)	277,425
Other current assets	27,037	7,480	96,191	—	130,708

Total current assets	321,956	454,253	842,826	(664,658)	954,377
Property, plant and equipment, net	143,753	30,989	379,225	—	553,967
Capitalized software, net	91,389	3,082	9,153	—	103,624
Goodwill and other intangible assets, net	126,734	171,052	1,234,195	25,317	1,557,298
Deferred income taxes	92,934	—	3,963	—	96,897
Intercompany advances	424,898	486,928	25,124	(936,950)	—
Other assets	128,323	1,457	30,806	—	160,586
Investments in subsidiaries	1,596,173	41,602	—	(1,637,775)	—

Total assets	$2,926,160	$1,189,363	$2,525,292	$(3,214,066)	$3,426,749

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$15,900	$—	$57,827	$—	$73,727
Current portion of long-term debt	4,144	—	3,519	—	7,663
Accounts payable	61,031	15,185	302,410	—	378,626
Intercompany payables	623,910	6,662	34,285	(664,857)	—
Accrued expenses	165,349	21,189	244,460	(17,159)	413,839

Total current liabilities	870,334	43,036	642,501	(682,016)	873,855
Intercompany notes payable	—	171,381	765,568	(936,949)	—
Long-term borrowings	978,259	—	245,709	—	1,223,968
Other liabilities	91,846	45,956	198,606	6,797	343,205

Total liabilities	1,940,439	260,373	1,852,384	(1,612,168)	2,441,028
Stockholders’ equity	985,721	928,990	672,908	(1,601,898)	985,721

Total liabilities and stockholders’ equity	$2,926,160	$1,189,363	$2,525,292	$(3,214,066)	$3,426,749

Consolidating condensed balance sheets at January 2, 2004:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$1,187	$23,356	$—	$24,543
Accounts receivable	14,670	10,947	622,339	—	647,956
Intercompany receivables	192,040	355,876	31,216	(579,132)	—
Inventories	34,232	29,526	199,695	(56)	263,397
Other current assets	31,909	7,555	81,004	(2,375)	118,093

Total current assets	272,851	405,091	957,610	(581,563)	1,053,989
Property, plant and equipment, net	153,734	47,016	394,733	—	595,483
Capitalized software, net	93,857	3,856	10,234	—	107,947
Goodwill and other intangible assets, net	131,010	199,848	1,291,808	20,015	1,642,681
Deferred income taxes	80,503	—	12,755	—	93,258
Intercompany advances	439,591	586,976	33,033	(1,059,600)	—
Other assets	141,468	1,794	28,709	(2)	171,969
Investments in subsidiaries	1,591,819	35,978	—	(1,627,797)	—

Total assets	$2,904,833	$1,280,559	$2,728,882	$(3,248,947)	$3,665,327

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$—	$—	$124,228	$—	$124,228
Current portion of long-term debt	21,810	—	6,002	—	27,812
Accounts payable	60,043	19,556	280,949	—	360,548
Intercompany payables	473,782	10,587	95,404	(579,773)	—
Accrued expenses	163,050	24,287	256,944	(8,507)	435,774

Total current liabilities	718,685	54,430	763,527	(588,280)	948,362
Intercompany notes payable	—	167,757	891,845	(1,059,602)	—
Long-term borrowings	1,070,262	—	268,360	—	1,338,622
Other liabilities	120,991	34,642	226,909	906	383,448

Total liabilities	1,909,938	256,829	2,150,641	(1,646,976)	2,670,432
Stockholders’ equity	994,895	1,023,730	578,241	(1,601,971)	994,895

Total liabilities and stockholders’ equity	$2,904,833	$1,280,559	$2,728,882	$(3,248,947)	$3,665,327

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2004

(unaudited)

Consolidating condensed statements of cash flows for the nine months ended October 1, 2004:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(18,783)	$102,405	$183,270	$(111,714)	$155,178
Cash flows from investing activities:
Capital expenditures, net	(16,972)	(2,665)	(43,698)	—	(63,335)
Expenditures for capitalized software	(19,556)	—	(2,201)	—	(21,757)
Cash from property disposals	(10,456)	8,170	8,111	—	5,825
Acquisitions of businesses	51,351	(2,516)	3,059	(56,540)	(4,646)
Proceeds from divestitures	—	48,254	—	—	48,254

Net cash provided by (used in) investing activities	4,367	51,243	(34,729)	(56,540)	(35,659)
Cash flows from financing activities:
Increase (decrease) in short-term debt	207,133	(90)	(22,266)	(135,905)	48,872
Increase (decrease) in long-term debt	(94,693)	3,625	(144,448)	114,957	(120,559)
Increase (decrease) in additional paid in capital	(75,728)	(99,732)	35,450	140,010	—
Payment of debt issuance costs	9,644	—	(10,981)	—	(1,337)
Dividends paid	(12,267)	(44,475)	(4,739)	49,192	(12,289)

Net cash provided by (used in) financing activities	34,089	(140,672)	(146,984)	168,254	(85,313)

Effect of exchange rate changes on cash and cash equivalents	(17,589)	(12,191)	10,978	—	(18,802)

Change in cash and cash equivalents	2,084	785	12,535	—	15,404
Beginning balance	—	1,187	23,356	—	24,543

Ending balance	$2,084	$1,972	$35,891	$—	$39,947

Consolidating condensed statements of cash flows for the nine months ended October 3, 2003:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$184,626	$(91,618)	$135,906	$(67,261)	$161,653
Cash flows from investing activities:
Capital expenditures, net	(21,191)	(6,622)	(42,986)	—	(70,799)
Expenditures for capitalized software	(26,276)	(24)	(736)	—	(27,036)
Cash from property disposals	6,211	5,743	4,953	—	16,907
Acquisitions of businesses	54,228	11,441	(35,879)	(31,389)	(1,599)
Proceeds from divestitures	—	—	988	—	988

Net cash provided by (used in) investing activities	12,972	10,538	(73,660)	(31,389)	(81,539)
Cash flows from financing activities:
Increase (decrease) in short-term debt	24,073	(124)	(1,404)	(38,245)	(15,700)
Increase (decrease) in long-term debt	(204,709)	131,242	27,052	(43,596)	(90,011)
Increase (decrease) in additional paid in capital	(39,568)	(41,965)	(33,541)	115,074	—
Dividends paid	(5,239)	(62,385)	(3,093)	65,417	(5,300)

Net cash provided by (used in) financing activities	(225,443)	26,768	(10,986)	98,650	(111,011)

Effect of exchange rate changes on cash and cash equivalents	25,132	50,831	(79,977)	—	(4,014)

Change in cash and cash equivalents	(2,713)	(3,481)	(28,717)	—	(34,911)
Beginning balance	4,301	6,282	48,689	—	59,272

Ending balance	$1,588	$2,801	$19,972	$—	$24,361

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary:

We are a leading global marketer and manufacturer of cleaning, hygiene and appearance products and related services for the institutional and industrial cleaning and sanitation market. We are also a leading global supplier of environmentally compliant, water-based acrylic polymer resins for the industrial printing and packaging, coatings and plastics markets. We sell our products in more than 140 countries through our direct sales force, wholesalers and third-party distributors. Our sales are balanced geographically, with our principal markets being Europe, North America and the Asia Pacific region.

For both the third quarter and the year-to-date, we have continued to increase net sales, overcoming a challenging competitive and economic landscape and our significant on-going restructuring and integration programs. For the three months ended October 1, 2004, net sales increased $65.1 million, or 9.1%, as compared to the prior year and for the nine months ended October 1, 2004, our net sales increased $209 million, or 9.7%, as compared to the prior year. Key contributors to our growth in net sales include the strengthening of the euro and certain other foreign currencies against the U.S. dollar ($32.9 million and $131 million, respectively), the impact of our November 2003 acquisition of Daisan Kogyo Co., Ltd. ($13.0 million and $38.1 million, respectively), volume growth in Europe, Japan and Asia Pacific driven by new customer wins, and volume growth in the polymer segment due to increased global demand. We also saw a return to growth in North America. As indicated in the following table, excluding the impact of foreign currency exchange rates and acquisitions and divestitures, our net sales growth for the three and nine months ended October 1, 2004 increased 3.0% and 2.2%, respectively, as compared to the prior year.

	Three Months Ended			Nine Months Ended
(dollars in thousands)	October 1, 2004	October 3, 2003	Change	October 1, 2004	October 3, 2003	Change
Net Sales	$783,938	$718,811	9.1%	$2,363,971	$2,154,947	9.7%
Variance due to:
Foreign currency exchange	—	32,922		—	130,933
Acquisitions and divestitures	(14,560)	(5,091)		(42,706)	(14,495)

	(14,560)	27,831		(42,706)	116,438

	$769,378	$746,642	3.0%	$2,321,265	$2,271,385	2.2%

For the three and nine months ended October 1, 2004, our gross margins have declined in both business segments as compared to the prior year as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Consolidated	42.6%	44.9%	43.7%	45.1%

Professional Segment	44.5%	46.2%	45.1%	46.3%
Polymer Segment	25.3%	32.5%	30.5%	33.2%

The reductions in gross margin were most evident in our polymer segment where raw material prices have continued to escalate, driven by higher crude oil and natural gas costs, as well as industry cyclical factors that are causing demand to outstrip supply.

In our professional segment, an unfavorable product mix, particularly in Europe, Japan and Latin America, is adversely impacting gross margins. In addition, the increase in crude oil and natural gas costs have negatively affected our floorcare business where acrylic based polymers are more common in product formulations. We have also been faced with escalating freight and transportation costs in North America, which can be attributed to the rise in crude oil prices.

We are implementing focused price increases in the fourth quarter and into fiscal 2005 to recover, to the fullest extent possible, raw material cost increases, including the impact of further cost increases we anticipate in the fourth quarter. In addition, the implementation of incentives and training programs designed to improve our product mix and the continuation of our aggressive global cost reduction programs will also be required to lift gross margins.

The successful integration of the DiverseyLever acquisition continued in the first nine months of 2004 as efficiencies and cost reductions gained through the synergies from restructuring and integration programs have contributed to the growth in income from continuing operations and have partially offset the gross profit margin impact from competitive and economic factors and a less profitable product mix. We continue to track ahead of schedule in achieving our target cost savings from the multi-year restructuring and integration program, which are projected to be at least $215 million by the end of fiscal year 2005.

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

During the first nine months of 2004, our management team focused on maximizing the cash flows of the business and further improving the management of working capital and global cash balances. During the nine months ended October 1, 2004, we repaid $122 million in term debt while at the same time complying with our debt covenants and increasing short-term borrowings by only $42.0 million. Despite higher pension plan contributions and other cash outlays at the end of the third quarter, we have generated $155 million in additional cash from operations and improved working capital by $146 million through an increase of our receivables securitization program to $136 million from $95.2 million at January 2, 2004, primarily from the addition of our Italian subsidiary to the program in January 2004, and from the proceeds of the Whitmire divestiture.

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

Goodwill and Long-Lived Assets. Management periodically reviews its long-lived assets, including non-amortizing intangible assets and goodwill, for impairment and assesses whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its estimated fair value. Management also periodically reassesses the estimated remaining useful lives of its amortizing intangible assets and its other long-lived assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in our consolidated financial statements. We annually complete a fair value impairment analysis of goodwill and non-amortizing intangible assets. Moreover, where indicators of impairment are identified for long-lived assets, we would prepare a future undiscounted cash flows analysis. There were no known impairments or indicators of impairment identified during the three and nine month periods ended October 1, 2004 or October 3, 2003.

Three Months Ended October 1, 2004 Compared to Three Months Ended October 3, 2003

Net Sales:

	Three Months Ended		Change
(dollars in thousands)	October 1, 2004	October 3, 2003	Amount	Percentage
Net product and service sales:
Professional	$684,385	$629,876	$54,509	8.7%
Polymer (1)	77,045	67,100	9,945	14.8%

	761,430	696,976	64,454	9.2%
Sales agency fee income	22,508	21,835	673	3.1%

	$783,938	$718,811	$65,127	9.1%

(1)	Excludes inter-segment sales to the professional segment

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar contributed $31.2 million to the increase in net product and service sales for the three months ended October 1, 2004 as compared to the same period in the prior year, which was comprised of $29.3 million and $1.9 million, respectively, for the professional segment and the polymer segment.

•	Excluding the foreign currency impact, professional segment net sales increased by $25.2 million, or 3.8%, for the three months ended October 1, 2004 as compared to the same period in the prior year primarily due to the impact of recent acquisitions, most notably Daisan Kogyo Co., Ltd. ($13.0 million), and volume growth in Latin America (5.4%) from economic recovery in Brazil and customer wins in Mexico, in the Asia Pacific region (8.3%) from expansion in the developing markets of India and China, and in Japan (3.7%) from the success of the total solutions business. As expected, the North America region returned to growth in the third quarter of 2004, establishing a platform for future expansion. In the European region, net sales grew moderately as compared to the prior period. These improvements were partially offset by competitive global pricing pressures, industry consolidation in the food and beverage business and a change in product mix in key markets as cost reduction efforts cause customers to purchase increased volumes of lower priced, lower margin products at the expense of higher priced, higher margin products.

•	Excluding the foreign currency impact, polymer segment net sales increased by $8.0 million, or 11.6%, for the three months ended October 1, 2004 as compared to the same period in the prior year primarily as a result of volume growth of 13%, mainly in the Asia Pacific and North America regions and in Japan.

•	Excluding a $1.7 million increase from the strengthening of the euro and certain other foreign currencies against the U.S. dollar, net sales under our sales agency agreement with Unilever decreased $1.0 million, or 4.4%, for the three months ended October 1, 2004 as compared to the same period in the prior year primarily due to certain brand disposals by Unilever in the European and Asia Pacific markets.

Gross Profit:

	Three Months Ended		Change
(dollars in thousands)	October 1, 2004	October 3, 2003	Amount	Percentage
Professional	$314,769	$301,070	$13,699	4.6%
Polymer	19,524	21,809	(2,285)	-10.5%

	334,293	322,879	11,414	3.5%

Gross profit as a % of net sales:
Professional	44.5%	46.2%
Polymer	25.3%	32.5%

	42.6%	44.9%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar increased gross profit by $18.8 million for the three months ended October 1, 2004 as compared to the same period in the prior year, which was comprised of $14.7 million and $4.1 million, respectively, for the professional segment and the polymer segment.

•	The reductions in gross margin were most evident in our polymer segment, where our products are formulated from solvents, acrylates and resins that include propylene, ethylene and benzene, all of which are dependent of the price of crude oil and natural gas. Styrene costs, a key raw material in our polymer business, are currently at a level more than 50% above their peak in 2003. Another contributor to the rise in raw material costs and the availability of product is a cyclical mismatch in demand and supply for these materials in the marketplace. As costs have increased, the polymer segment has trended toward an unfavorable product mix from customers substituting lower margin products for specialty polymers.

•

In our professional segment, the primary driver of the gross margin decline has been an unfavorable product and services mix, primarily in Europe, Japan and Latin America, where lower margin products or services are being substituted for higher margin products. The increase crude oil and natural gas costs have also negatively affected our floorcare business, where acrylic based polymers are more common in product formulations. The segment has also been adversely impacted by a steady rise in freight and transportation costs, primarily in North America, which can be attributed to the rise in crude oil prices, and additional depreciation expense ($3.2 million) resulting from a change in accounting estimate for dishwashing equipment useful lives.

•	We are implementing focused price increases in the fourth quarter and into fiscal 2005 to recover, to the fullest extent possible, raw material cost increases, including the impact of further cost increases we anticipate in the fourth quarter. In addition, the implementation of incentives and training programs designed to improve our product mix and the continuation of our aggressive global cost reduction programs will also be required to lift gross margins.

Operating Expenses:

	Three Months Ended		Change
(dollars in thousands)	October 1, 2004	October 3, 2003	Amount	Percentage
Selling, general and administrative expenses	$271,115	$259,479	$11,636	4.5%
Research and development expenses	18,387	16,922	1,465	8.7%
Restructuring expense	5,604	561	5,043	898.9%

	$295,106	$276,962	$18,144	6.6%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar increased operating expenses by $11.9 million for the three months ended October 1, 2004 as compared to the same period in the prior year, which was comprised of selling, general and administrative expenses ($11.3 million), research and development expenses ($0.5 million) and restructuring expense ($0.1 million).

•	Excluding the impact of foreign currency, selling, general and administrative expenses increased $0.3 million for the three months ended October 1, 2004 as compared to the same period in the prior year due to incremental operating expenses from the Daisan Kogyo Co., Ltd. acquisition ($3.4 million), an increase in capital software amortization costs related to projects placed into service in 2003, increased legal and other professional fees, higher employee benefit costs, particularly in North America, and other inflationary wage and cost increases. These increased costs were effectively offset by decreases in pension plan costs ($5.8 million), which resulted from adjustments to census data and plan curtailments in Brazil and the United Kingdom, and synergies from restructuring and integration programs, primarily in the sales and administrative functions.

•	Excluding the impact of foreign currency, restructuring expense increased $5.0 million for the three months ended October 1, 2004 as compared to the same period in the prior year, primarily due to severance costs recorded for employees terminated as part of approved integration projects, which projects include the closure of facilities, organizational restructuring in the United States ($3.9 million) and restructuring initiatives in Italy and Spain ($1.1 million).

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

During the three months ended October 1, 2004, we recorded $5.6 million of restructuring costs and $7.0 million of selling, general and administrative expenses related to our restructuring and integration programs in our consolidated statement of income. These costs consisted primarily of involuntary termination and other costs incurred throughout North America and Europe as we continued to consolidate our operations.

A summary of all costs associated with the restructuring and integration program for the three months ended October 1, 2004 and the three months ended October 3, 2003 is outlined below. The reserve balance shown below reflects the aggregate reserves for restructuring costs.

	Three Months Ended
(dollars in thousands)	October 1, 2004	October 3, 2003
Reserve balance at beginning of period	$9,020	$69,400
Restructuring costs charged to income	5,604	561
Liability adjustments	(140)	—
Payments of accrued costs	(6,560)	(12,728)

Reserve balance at end of period	$7,924	$57,233

Period costs classified as selling, general and administrative expenses	$6,985	$5,312
Capital expenditures	10,043	10,942

Non-Operating Results:

	Three Months Ended		Change
(dollars in thousands)	October 1, 2004	October 3, 2003	Amount	Percentage
Interest expense	$30,538	$30,969	$(431)	-1.4%
Interest income	(2,250)	(262)	(1,988)	758.8%

Net interest expense	28,288	30,707	(2,419)	-7.9%
Other expense, net	1,623	666	957	—

•	Net interest expense decreased for the three months ended October 1, 2004 as compared to the same period in the prior year primarily due to the reduction in total debt outstanding and reduction in interest rates resulting from the August 2003 and February 2004 amendments to our senior secured credit facilities and higher interest income from short-term investments, partially offset by increased debt issuance cost amortization expense resulting from the pre-payment of debt as required under senior secured credit facility agreement.

•	Other expense, net for the three months ended October 1, 2004 consisted primarily of net losses from foreign currency transactions of $1.6 million.

•	Other expense, net for the three months ended October 3, 2003 consisted primarily of net losses from foreign currency transactions of $1.0 million.

Income Taxes:

	Three Months Ended		Change
(dollars in thousands)	October 1, 2004	October 3, 2003	Amount	Percentage
Income before taxes and discontinued operations including minority interests	$9,283	$14,483	$(5,200)	-35.9%
Provision for income taxes	4,704	5,985	(1,281)	-21.4%
Effective income tax rate	50.7%	41.3%

•	The provision for income taxes increased as compared to the prior year primarily due to an increase in the effective tax rate as a result of higher taxes on foreign income and an increase in the valuation allowance for foreign tax loss carryforwards, partially offset by lower income before taxes.

EBITDA:

EBITDA decreased by $3.4 million, or 3.9%, to $84.4 million for the three months ended October 1, 2004, as compared to $87.8 million for the three months ended October 3, 2003, primarily due to the $6.7 million increase in restructuring expenses charged to operations and selling, general and administrative expenses previously discussed. Benefits from synergy and integration programs and growth in sales volume were offset by a reduction in gross margin resulting from product and geographic mix and the unrecovered raw material price increases. While third quarter EBITDA was lower than the same period in the prior year, we are ahead of last year for the nine month period and should continue to show improvement on 2003 for the full year.

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

	Three Months Ended
(dollars in thousands)	October 1, 2004	October 3, 2003
Net cash flows provided by operating activities	$67,773	$134,075
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	(24,676)	(78,914)
Changes in deferred income taxes	11,120	3,956
Loss from divestitures	(276)	(496)
Gain (loss) on property disposals	550	(4,578)
Depreciation and amortization expense	(46,954)	(39,393)
Amortization of debt issuance costs	(3,147)	(2,624)
Interest accrued on long-term receivables-related parties	733	—
Other	(683)	(1,659)

Net income	4,440	10,367
Minority interests in net income (loss) of subsidiaries	(7)	61
Provision for income taxes	4,715	7,262
Interest expense, net	28,288	30,702
Depreciation and amortization expense	46,954	39,393

EBITDA	$84,390	$87,785

Nine Months Ended October 1, 2004 Compared to Nine Months Ended October 3, 2003

Net Sales:

	Nine Months Ended		Change
(dollars in thousands)	October 1, 2004	October 3, 2003	Amount	Percentage
Net product and service sales:
Professional	$2,065,253	$1,887,776	$177,477	9.4%
Polymer (1)	230,639	201,175	29,464	14.6%

	2,295,892	2,088,951	206,941	9.9%
Sales agency fee income	68,079	65,996	2,083	3.2%

	$2,363,971	$2,154,947	$209,024	9.7%

(1)	Excludes inter-segment sales to the professional segment

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar contributed $124 million to the increase in net product and service sales for the nine months ended October 1, 2004 as compared to the same period in the prior year, which was comprised of $116 million and $7.9 million, respectively, for the professional segment and the polymer segment.

•	Excluding the foreign currency impact, professional segment net sales increased by $61.2 million, or 3.1%, for the nine months ended October 1, 2004 as compared to the same period in the prior year primarily due to the impact of recent acquisitions, most notably Daisan Kogyo Co., Ltd. ($38.1 million), and volume growth in the Asia Pacific region (8.5%) from expansion into the developing markets in India and China and in Japan (3.2%) from the success of the total solutions business. All other regions showed slight improvement or were flat as compared to the prior period. These improvements were partially offset by competitive global pricing pressures, industry consolidation in the food and beverage business and a change in product mix in key markets as cost reduction efforts cause customers to purchase increased volumes of lower priced, lower margin products at the expense of higher priced, higher margin products.

•	Excluding the foreign currency impact, polymer segment net sales increased by $21.6 million, or 10.3%, for the nine months ended October 1, 2004 as compared to the same period in the prior year primarily as a result of volume growth of 11%, mainly in the Asia Pacific and North America regions and in Japan.

•	Excluding a $6.8 million increase from the strengthening of the euro and certain other foreign currencies against the U.S. dollar, net sales under our sales agency agreement with Unilever decreased $4.7 million, or 6.4%, for the nine months ended October 1, 2004 as compared to the same period in the prior year primarily due to certain brand disposals by Unilever in the European and Asia Pacific markets.

Gross Profit:

	Nine Months Ended		Change
(dollars in thousands)	October 1, 2004	October 3, 2003	Amount	Percentage
Professional	$962,168	$904,240	$57,928	6.4%
Polymer	70,234	66,869	3,365	5.0%

	1,032,402	971,109	61,293	6.3%

Gross profit as a % of net sales:
Professional	45.1%	46.3%
Polymer	30.5%	33.2%

	43.7%	45.1%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar increased gross profits by $64.1 million for the nine months ended October 1, 2004 as compared to the same period in the prior year, which is comprised of $58.2 million and $5.9 million, respectively, for the professional segment and the polymer segment.

•	The reductions in gross margin were most evident in our polymer segment, where our products are formulated from solvents, acrylates and resins that include propylene, ethylene and benzene, all of which are dependent of the price of crude oil and natural gas. Styrene costs, a key raw material in our polymer business, are currently at a level more than 50% above their peak in 2003. Another contributor to the rise in raw material costs and the availability of product is a cyclical mismatch in demand and supply for these materials in the marketplace. As costs have increased, the polymer segment has trended toward an unfavorable product mix from customers substituting lower margin products for specialty polymers.

•	In our professional segment, the primary driver of the gross margin decline has been an unfavorable product and services mix, primarily in Europe, Japan and Latin America, where lower margin products or services are being substituted for higher margin products. The increase crude oil and natural gas costs have also negatively affected our floorcare business, where acrylic based polymers are more common in product formulations. The segment has also been adversely impacted by a steady rise in freight and transportation costs, primarily in North America, which can be attributed to the rise in crude oil prices, and additional depreciation expense ($9.5 million) resulting from a change in accounting estimate for dishwashing equipment useful lives.

•	We are implementing focused price increases in the fourth quarter and into fiscal 2005 to recover, to the fullest extent possible, raw material cost increases, including the impact of further cost increases we anticipate in the fourth quarter. In addition, the implementation of incentives and training programs designed to improve our product mix and the continuation of our aggressive global cost reduction programs will also be required to lift gross margins.

Operating Expenses:

	Nine Months Ended		Change
(dollars in thousands)	October 1, 2004	October 3, 2003	Amount	Percentage
Selling, general and administrative expenses	$825,733	$785,613	$40,120	5.1%
Research and development expenses	55,406	51,216	4,190	8.2%
Restructuring expense	13,154	13,862	(708)	-5.1%

	$894,293	$850,691	$43,602	5.1%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar increased operating expenses by $47.5 million for the nine months ended October 1, 2004 as compared to the same period in the prior year, which was comprised of selling, general and administrative expenses ($44.4 million), research and development expenses ($2.0 million) and restructuring expense ($1.1 million).

•	Excluding the impact of foreign currency, selling, general and administrative expenses decreased $4.3 million for the nine months ended October 1, 2004 as compared to the same period in the prior year. Decreases in pension plan costs ($5.8 million), which resulted from adjustments to census data and plan curtailments in Brazil and the United Kingdom, and synergies from restructuring and integration programs, primarily in the sales and administrative functions, have exceeded the incremental operating expenses from the Daisan Kogyo Co., Ltd. acquisition ($9.2 million), an increase in capital software amortization costs related to projects placed into service in 2003, increased legal and other professional fees, higher employee benefit costs, particularly in North America, and other wage and cost increases.

Restructuring and Integration:

During the nine months ended October 1, 2004, we recorded $13.2 million of restructuring costs and $16.7 million of selling, general and administrative expenses related to our restructuring and integration programs in our consolidated statement of income. These costs consisted primarily of severance costs recorded for employees terminated as part of approved integration projects, including the closure of facilities and organizational restructuring in the United States ($7.1 million) and initiatives in the Netherlands, Italy and Spain ($4.4 million) as we continue to consolidate our operations.

A summary of all costs associated with the restructuring and integration program for the nine months ended October 1, 2004, the nine months ended October 3, 2003 and from inception is outlined below. The reserve balance shown below reflects the aggregate reserves for restructuring costs.

	Nine Months Ended		Total Project to Date May 4, 2002 - October 1, 2004
(dollars in thousands)	October 1, 2004	October 3, 2003
Reserve balance at beginning of period	$34,798	$68,858	$—
Exit costs recorded as purchase accounting adjustments	—	21,758	80,574
Restructuring costs charged to income	13,154	13,862	45,722
Liability adjustments	(4,180)	—	(4,180)
Payments of accrued costs	(35,848)	(47,245)	(114,192)

Reserve balance at end of period	$7,924	$57,233	$7,924

Period costs classified as cost of sales	$—	$2,420	$4,878
Period costs classified as selling, general and administrative expenses	16,661	28,236	91,329
Capital expenditures	22,767	32,048	93,980

Non-Operating Results:

	Nine Months Ended		Change
(dollars in thousands)	October 1, 2004	October 3, 2003	Amount	Percentage
Interest expense	$94,086	$96,016	$(1,930)	-2.0%
Interest income	(4,204)	(2,189)	(2,015)	92.1%

Net interest expense	89,882	93,827	(3,945)	-4.2%
Other (income) expense, net	3,885	(2,484)	6,369	—

•	Net interest expense decreased for the nine months ended October 1, 2004 as compared to the same period in the prior year primarily due to the reduction in total debt outstanding and reduction in interest rates resulting from the August 2003 and February 2004 amendments to our senior secured credit facilities and higher interest income from short-term investments, partially offset by increased debt issuance cost amortization expense resulting from the pre-payment of debt as required under senior secured credit facility agreement.

•	Other expense, net for the nine months ended October 1, 2004 included net losses from foreign currency transactions ($7.3 million) and non-recoverable sales tax assessments related to prior years ($1.1 million), offset by compensation received from Unilever on the partial termination of our sales agency agreement with Unilever under terms provided for by such agreement and as a result of the disposal by Unilever of certain of its brands ($2.5 million) and net gains on the sale of certain product lines ($1.8 million).

•	Other income, net for the nine months ended October 3, 2003 primarily included a net gain from foreign currency translation and transactions of $1.8 million.

Income Taxes:

	Nine Months Ended		Change
(dollars in thousands)	October 1, 2004	October 3, 2003	Amount	Percentage
Income before taxes and discontinued operations including minority interests	$44,188	$28,963	$15,225	52.6%
Provision for income taxes	18,925	11,963	6,962	58.2%
Effective income tax rate	42.8%	41.3%

•	The provision for income taxes increased as compared to the prior year primarily due to higher income before taxes and an increase in the effective tax rate for the nine months ended October 1, 2004 primarily attributable to higher taxes on foreign income and an increase in the valuation allowance for foreign tax loss carryforwards.

EBITDA:

EBITDA increased by $29.2 million, or 11.8%, to $277 million for the nine months ended October 1, 2004, as compared to $248 million for the nine months ended October 3, 2003, primarily due to the increase in gross profit, offset partially by a $6.4 million increase in other expense, net, all as previously discussed. Benefits from synergy and integration programs and growth in sales volume were offset by a reduction in gross margin resulting from product and geographic mix and the unrecovered raw material price increases.

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

	Nine Months Ended
(dollars in thousands)	October 1, 2004	October 3, 2003
Net cash flows provided by operating activities	$155,178	$161,653
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	8,753	(18,108)
Changes in deferred income taxes	8,456	12,125
Gain from divestitures	2,757	799
Loss on property disposals	(212)	(9,231)
Depreciation and amortization expense	(139,591)	(116,368)
Amortization of debt issuance costs	(9,667)	(7,742)
Interest accrued on long-term receivables-related parties	2,556	—
Other	(848)	(1,127)

Net income	27,382	22,001
Minority interests in net income (loss) of subsidiaries	154	112
Provision for income taxes	19,883	15,375
Interest expense, net	89,882	93,801
Depreciation and amortization expense	139,591	116,368

EBITDA	$276,892	$247,657

Liquidity and Capital Resources

	Nine Months Ended		Change
(dollars in thousands)	October 1, 2004	October 3, 2003	Amount	Percentage
Net cash provided by operating activities	$155,178	$161,653	$(6,475)	-4.0%
Net cash used in investing activities	(35,659)	(81,539)	45,880	-56.3%
Net cash used in financing activities	(85,313)	(111,011)	25,698	-23.1%
Capital expenditures	85,092	97,835	(12,743)	-13.0%

			Change
	October 1, 2004	January 2, 2004	Amount	Percentage
Cash and cash equivalents	$39,947	$24,543	$15,404	62.8%
Working capital (1)	405,096	550,805	(145,709)	-26.5%
Total debt	1,305,358	1,490,662	(185,304)	-12.4%

(1)	Working capital is defined as net accounts recievable, plus investories less accounts payable.

•

Net cash flows provided by operating activities decreased $6.5 million for the nine months ended October 1, 2004 as compared to the same period in the prior year primarily due to higher pension plan contributions and a reduction of non-current pension related liabilities resulting from adjustments to census data and plan curtailments in Brazil and the United Kingdom ($5.8 million), partially offset by the increase in net income and additional participation in the receivable securitization program ($13.7 million). For further detail on the receivables securitization program, see “Off-Balance Sheet Arrangements” below.

•	Net cash used in investing activities improved by $45.9 million for the nine months ended October 1, 2004 as compared to the same period in the prior year primarily due to proceeds from the Whitmire divestiture ($46.0 million). A decrease in capital expenditures for property, plant and equipment and computer software ($12.7 million) was largely offset by a reduction in proceeds from the sale of property, plant and equipment ($11.1 million). The characteristics of our business do not generally require us to make significant ongoing capital expenditures. We may make significant cash expenditures in the next few years in an effort to further capitalize on anticipated revenue growth and cost savings opportunities associated with the acquisition of the DiverseyLever business.

•	Net cash flows used in financing activities decreased by $25.7 million for the nine months ended October 1, 2004 as compared to the same period in the prior year primarily due to lower net repayments of debt ($34.0 million) and the timing of dividend payments ($7.0 million). Our senior secured credit facility agreement requires that proceeds received through the sale of assets or expansion of the receivables securitization program be used to pay down outstanding term debt. In the nine months ended October 3, 2003, net repayments of debt were $106 million, resulting from the expansion of the receivables securitization program and increased cash flow from operations. In the nine months ended October 1, 2004, net repayments of debt were $71.7 million, resulting from the proceeds for the Whitmire divestiture and the further expansion of the receivables securitization program.

•	Net working capital decreased $146 million for the nine months ended October 1, 2004 as compared to January 2, 2004 primarily as a result of changes to the receivable securitization program that moved $95.2 million in trade receivables to our off-balance sheet special purpose entity, additional participation in the receivable securitization program of $13.7 million, primarily in Italy, and a benefit from foreign currency exchange rates. For further detail on the receivables securitization program, see “Off-Balance Sheet Arrangements” below.

•	Due to the seasonality of our business, net working capital tends to be at its lowest levels at year-end with a build during the first half of the year to meet second half demand and a reduction over the second half of the year. At October 1, 2004, net working capital of $405 million was $5.7 million lower than at the end of the second quarter. Given this trend, we anticipate that net working capital will decrease further by the end of the fiscal year.

•	Total debt decreased $185 million for the nine months ended October 1, 2004 as compared to January 2, 2004 primarily as a result of the removal of $95.2 million of obligations under the receivables securitization facility to an off-balance sheet special purpose entity, pre-payment of debt under the senior secured credit facilities ($122 million) and the strengthening of the U.S. dollar against the Euro and other foreign currencies, partially offset by additional short-term borrowings ($42 million) to fund cash outflows from operations and the aforementioned term debt principal payments. For further detail on the receivables securitization program, see “Off-Balance Sheet Arrangements” below.

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

As of October 1, 2004, we had total indebtedness of about $1.3 billion, consisting of $576 million of senior subordinated notes, $670 million of borrowings under the senior secured credit facilities, $1.7 million of other long-term borrowings and $57.8 million in short-term credit lines. In addition, we had $199 million in operating lease commitments, $12.1 million in capital lease commitments and $7.3 million committed under letters of credit that expire in 2004 and 2005.

We have the capacity to borrow additional funds under the senior secured credit facilities, subject to compliance with the financial covenants set forth in the facilities. As of October 1, 2004, we had $15.9 million in borrowings under the revolving portion of the senior secured credit facilities and had the ability to borrow $302 million under those revolving facilities. Of this amount, we believe we would have been able to borrow $282 million and still be in compliance with the financial covenants set forth in the senior secured credit facilities and the indentures for the senior subordinated notes.

We believe that the cash flows from operations, the anticipated further cost savings and operating improvements associated with the acquisition of the DiverseyLever business and our restructuring initiatives, together with available cash, available borrowings under the senior secured credit facilities and the proceeds from our receivables securitization facility will generate sufficient cash flow to meet our liquidity needs for the foreseeable future. There can be no assurance, however, that we will be able to achieve the anticipated cost savings or that our substantial indebtedness will not adversely affect our financial condition.

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

On January 5, 2004, the Receivables Facility was amended and restated to include our Italian subsidiary and to further expand the potential for securitization of trade receivables to $150 million.

In March 2004, we modified the articles of incorporation of JWPRC and obtained necessary legal opinions in order for the Receivables Facility to be in compliance with the provisions of SFAS No. 140. As such, we have excluded accounts receivable sold under the Receivables Facility from the consolidated balance sheet at October 1, 2004.

As of October 1, 2004, the Conduit held $136 million of accounts receivable that are not included in the accounts receivable balance reflected in our consolidated balance sheet. As of January 2, 2004, we included $95.2 million of accounts receivable held by the Conduit in our consolidated balance sheet for the reasons noted above.

As of October 1, 2004, we had a retained interest of $129 million in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheet at estimated fair value.

For the nine months ended October 1, 2004, JWPRC’s cost of borrowing under the Receivables Facility is at a weighted average rate of 2.56% per annum, which is significantly lower than our incremental borrowing rate.

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

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For our financial covenant period ended on October 1, 2004, we were in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the senior secured credit facilities.

Capital Expenditures. The senior secured credit facilities prohibit us from making capital expenditures during any calendar year nearest the corresponding date set forth below in an amount exceeding the following:

(dollars in thousands)	Maximum Capital Expenditures
December 31, 2004	$122,600
December 31, 2005	$107,000
December 31, 2006	$110,000
December 31, 2007	$113,200

We can exceed in a year the maximum capital expenditures limitation set forth above for that year by the amount, if any, by which the limitation set forth above for the previous year exceeded actual capital expenditures made in that previous year. Based on fiscal year 2003 capital expenditures of $135 million as compared to the $161 million maximum, we may exceed the fiscal year 2004 capital expenditure limit by an additional $26 million. As of October 1, 2004, we were in compliance with the limitation on capital expenditures for fiscal year 2004.

Restructuring Charges. The senior secured credit facilities limit the amount of spending on restructuring and integration-related activities in 2004 and 2005 to $145 million in the aggregate. As of October 1, 2004, we were in compliance with the limitation on spending on restructuring and integration-related activities for fiscal year 2004.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

As of October 1, 2004, we had $670 million of debt outstanding under our senior secured credit facilities. After giving effect to the interest rate swap transactions that we have entered into with respect to some of the borrowings under our credit facilities, $216 million of the debt outstanding remained subject to variable rates. In addition, as of October 1, 2004, we had $57.8 million of debt outstanding under foreign lines of credit, all of which were subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. At the above level of variable rate borrowings, we do not anticipate a significant impact on earnings in the event of a reasonable change in interest rates. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of the overall economic activity that could exist in such an environment.

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

Evaluation of JohnsonDiversey’s Disclosure Controls and Internal Controls. As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”). The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and interim Chief Financial Officer (“CFO”). The result of the controls evaluation was reported to the Audit Committee of the Company’s Board of Directors (the “Audit Committee”).

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

Management continues to refine and implement the Financial Infrastructure Internal Control Improvement Plan to address these matters with input from the Company’s independent auditors and our Audit Committee. The following is a summary of actions completed as of the end of the third quarter of 2004:

•	In the first quarter of 2004, we amended the articles of incorporation related to our asset securitization facility and obtained the necessary updated legal opinions to permit us to resume off-balance sheet treatment of our sold accounts receivable in compliance with SFAS No. 140;

•	In the second quarter of 2004, we completed the integration of our North America fixed asset systems;

•	In the third quarter of 2004, we issued updated global fixed asset accounting policies and procedure statements designed to strengthen accounting and internal control in this area;

•	In the third quarter of 2004, we finalized a significant portion of the remaining open purchase price allocation matters; and

•	In the third quarter of 2004, with the assistance of a third party consulting firm, we completed our review of the Company’s financial statement closing process, which included a comprehensive analysis of the tax closing process.

Remediation of the remaining reportable conditions continues to be addressed by management. The following is an update of management’s ongoing actions as of the end of the third quarter of 2004:

•	We are making substantial progress with our comprehensive review of purchase accounting for local statutory reporting purposes and have held a number of regional training sessions for finance personnel responsible for the preparation of local statutory reports and income tax returns. We will continue to use this work to assist in identifying any remaining purchase accounting related issues and focus further tailored training sessions for local finance personnel as required.

•	We have formed task forces to develop action plans to implement prioritized recommendations resulting from our analysis of the tax closing and financial statement closing process.

•	We are continuing our work to develop and deploy against training requirements identified by the world-wide skill set assessment of key members of the finance staff that was completed during the second quarter of 2004, with initial emphasis given to tax accounting.

The actions being taken by us to correct the weaknesses previously identified constitute significant changes in internal control over financial reporting in the period covered by this quarterly report. These actions constitute the only changes to our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting in this quarterly period.

As previously disclosed, effective August 16, 2004, Michael Bailey, our Executive Vice President and Chief Financial Officer, assumed the newly created strategic role of Executive Vice President of Corporate Development for the Company. In his new role, Mr. Bailey is responsible for merger, acquisition and business alliance activity, strategy development and execution, information technology management and business development. Mr. Bailey remains on the Company’s Senior Management Committee.

Also as previously disclosed, effective August 16, 2004, Clive Newman, our Vice President and Corporate Controller, assumed the role of interim Chief Financial Officer. In addition, in his capacity as interim Chief Financial Officer, Mr. Newman is also serving as a member of the Company’s Senior Management Committee. Mr. Newman has been our Vice President and Corporate Controller since completion of the Company’s acquisition of DiverseyLever in May 2002.

On November 1, 2004, the Company’s Board of Directors named Joseph Smorada as Executive Vice President and Chief Financial Officer, effective November 15, 2004. Mr. Smorada will serve as a member of the Company’s Senior Management Committee, replacing Mr. Newman in this role. Mr. Newman will continue to serve as interim Chief Financial Officer until the effectiveness of Mr. Smorada’s appointment, at which time he will resume his prior role as Vice President and Corporate Controller.

We believe that the above actions taken by the Company will enhance the skills of senior finance leadership, improve financial oversight and help the Company meet applicable reporting and controls requirements.

Conclusions. Based upon the controls evaluation, our CEO and interim CFO have concluded that our Disclosure Controls, as of the end of the period covered by this quarterly report, including the additional procedures performed and controls instituted by us to supplement our internal control over financial reporting in order to mitigate the effect of the weaknesses identified in this report, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Auto-C, LLC, our wholly owned subsidiary, supplies commercial warewashing, laundry and other products in the United States that bear the Auto-Chlor® System trademark and distributes these products through us or through dealers with rights in defined territories. Pursuant to a complaint filed on March 2, 2002, as amended, a group of Auto-Chlor System dealers sued DLever, Inc., a subsidiary of Unilever, Auto-C, LLC and JDI in the United States District Court for the District of Minnesota (the “Court”). Following the Court’s July 19, 2004 dismissal of most of the claims made by the Auto-Chlor System dealers, the case was settled in August 2004 without material adverse effect on our business, financial condition, results of operations or cash flows.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Employment Agreement between JohnsonDiversey, Inc. and Diarmuid P. Ryan, dated as of May 3, 2004.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSONDIVERSEY, INC.

Date: November 12, 2004	/s/ CLIVE A. NEWMAN
Clive A. Newman
Interim Chief Financial Officer,
Vice President and Corporate Controller
Chief Accounting Officer

JOHNSONDIVERSEY, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Employment Agreement between JohnsonDiversey, Inc. and Diarmuid P. Ryan, dated May 3, 2004.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.