Form 10-K
period 2005-12-30
JOHNSONDIVERSEY INC
filed 2006-03-21
CIK 1175757

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED DECEMBER 30, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no public trading market for the registrant’s common stock. As of March 3, 2006, there were 24,422 outstanding shares of the registrant’s common stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Unless otherwise indicated, references to “JohnsonDiversey,” “the Company,” “we,” “our” and “us” in this annual report refer to JohnsonDiversey, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

We make statements in this Form 10–K that are not historical facts. These “forward-looking statements” can be identified by the use of terms such as “may,” “intend,” “might,” will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	our ability to execute our business strategies;

•	our ability to successfully complete integration, synergy and restructuring plans, and in particular, our current restructuring program, including the achievement of cost and tax savings and potential dispositions of assets;

•	changes in general economic and political conditions, interest rates and currency movements, including, in particular, exposure to foreign currency risks;

•	the vitality of the institutional and industrial cleaning and sanitation market, and the printing and packaging, coatings and plastics markets;

•	restraints on pricing flexibility due to competitive conditions in the professional and polymer markets;

•	the loss or insolvency of a significant supplier or customer;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets and system of internal control;

•	changes in energy costs, the costs of raw materials and other operating expenses;

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	changes in tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	the loss of, or changes in, executive management or other key personnel;

•	natural and manmade disasters, including acts of terrorism, hostilities or war that impact our markets;

•	conditions affecting the food and lodging industry, including health-related, political and weather-related; and

•	other factors listed from time to time in reports that we file with the Securities and Exchange Commission (“SEC”).

i

PART I

ITEM 1. BUSINESS

General

We are a leading global marketer and manufacturer of cleaning, hygiene and appearance products, equipment and related services for the institutional and industrial cleaning and sanitation market. We are also a leading global supplier of environmentally compliant, water-based acrylic polymer resins for the industrial printing and packaging, coatings and plastics markets. We operate our cleaning, hygiene and appearance products, equipment and related services business, which we refer to as our professional business, under the names “JohnsonDiversey,” “Johnson Wax Professional,” “Butchers” and “DiverseyLever,” and our polymer business under the name “Johnson Polymer.”

We sell our products in more than 140 countries through our direct sales force, wholesalers and third-party distributors. Our sales are balanced geographically, with our principal markets being Europe, North America and Japan. For the year ended December 30, 2005, we had net sales of $3.3 billion, of which 48% were from Europe, 32% were from North America and 10% were from Japan. For a discussion of financial results by segment and by geographical location, see note 29 to our audited consolidated financial statements.

We are required to file annual reports on Form 10–K, quarterly reports on Form 10–Q, current reports on Form 8–K and other information with the SEC. The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after these materials are filed with or furnished to the SEC, we make copies available to the public free of charge on or through our website at http://www.johnsondiversey.com. The information on our website is not incorporated into, and is not part of, this annual report.

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

In May 2002, we acquired DiverseyLever, an institutional and industrial cleaning and sanitation business, from Conopco, Inc., a subsidiary of Unilever PLC and Unilever N.V. (together “Unilever”). Following the acquisition, we changed our name to “JohnsonDiversey, Inc.” and Johnson Professional Holdings changed its name to “JohnsonDiversey Holdings, Inc.” In connection with the acquisition, Unilever acquired a one-third interest in JohnsonDiversey Holdings, Inc. (“Holdings”) and Holdco retained the remaining two-thirds interest. At the closing of the acquisition, we entered into a sales agency agreement with Unilever whereby we were appointed Unilever’s exclusive agent to sell its consumer branded products, a business we did not acquire, to institutional and industrial customers. The sales agency agreement expires in May 2007; however, we are currently in discussions with Unilever to replace this arrangement prior to the expiration of the sales agency agreement.

Professional Business

General

Our professional business supplies cleaning, hygiene and appearance products, including food service, food processing, floor care, restroom/other housekeeping, laundry and industrial products, to institutional and industrial end-users such as food and lodging establishments, food processing facilities, building service contractors, educational institutions, retail outlets, healthcare facilities and industrial plants. In addition, we provide a wide range of value-added services, including safety and application training, safety and hygiene consulting and hygiene auditing. We sell our professional products and related services on a global basis to a broad range of customers in diverse industries. Excluding sales agency fee income of $94.1million, our professional business had net sales of $2.9 billion in fiscal year 2005.

Products

We are a worldwide supplier of cleaning, hygiene and appearance products, equipment and related services to the institutional and industrial cleaning and sanitation market. We offer a broad, diversified line of products and related services to customers in more than 140 countries. We currently offer a wide range of products in each of six different categories—food service, food processing, floor care, restroom/other housekeeping, laundry and industrial.

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

End-Users and Customers

We offer our professional products directly or through third-party distributors to end-users in eight sectors—food and lodging, food processing, building service contractors, education, retail, healthcare, industrial and other. No end-user customer accounts for more than 3% of our professional net sales.

Food and Lodging. Food and lodging end-users include fast food and full service restaurants, first class, luxury and economy hotel chains, independent hotels and nursing/care homes.

Food and Beverage. Food processing end-users include dairy plants, dairy farms, breweries, soft-drink bottling plants and meat, poultry and other food processors.

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

For additional financial information regarding key financial measures of our professional business, including net sales and long-lived assets by geographical location, see note 29 to our audited consolidated financial statements, included elsewhere in this report.

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

We believe that all raw materials required for the manufacture of our products and all components related to our equipment and accessories are available from multiple sources. Raw material costs for certain of our floor care products have also been unfavorably impacted by higher oil and natural gas prices. We have absorbed significantly higher raw material costs and have implemented selling price increases in all of our global markets. Although we purchase some raw materials under long-term supply arrangements with third parties, these arrangements are not material to our business.

Competition

The worldwide market for our professional products is highly competitive. Our principal competitor on a worldwide basis is Ecolab, Inc. (“Ecolab”), which is the largest supplier of cleaning and sanitizing products in the institutional and industrial cleaning and sanitation industry. Ecolab has significant capacity, technology, expertise and financial resources, which enables it to compete effectively with us. We also face significant competition from numerous national, regional and local companies within some or all of our product lines in each sector that we serve. Many of these companies have increased in strength as a result of recent consolidations in the industry. Barriers to entry and expansion in the institutional and industrial cleaning and sanitation industry are low. Other competitors in the market include The Procter & Gamble Company and The Clorox Company, which have expanded into the institutional sector from their bases in consumer products, and Kimberly-Clark Corporation, which has expanded from paper accessories into personal care and washroom products.

We seek to differentiate our company from our competitors in our strategic sectors by being the preferred partner to our customers, and providing safe and healthy high-performing facilities for them and their customers. We believe the quality and ease of use of our products are competitive strengths. In addition, we have long-standing relationships with many of our top customers. Price considerations and sales and marketing effectiveness are also important competitive factors. To achieve expected profitability levels, we must, among other things, maintain the service levels and competitive pricing necessary to retain existing customers and attract new customers.

Foreign Operations

We conduct professional business operations through subsidiaries in Europe, North America, Japan, Latin America and Asia Pacific. Because the professional business has significant manufacturing operations, sales offices and research and development activities in foreign locations, fluctuations in currency exchange rates may have a significant impact on our consolidated financial statements. To a large extent, we use currency netting and forward foreign currency contracts to offset these fluctuations.

In addition, our foreign professional business operations are potentially subject to a number of unique risks and limitations, including: exchange control regulations; wage and price controls; employment regulations; regulatory approvals; foreign investment laws; import and trade restrictions; and governmental instability. See “Item 1A. Risk Factors – We are subject to risks related to our operations outside the United States” and “Item 1A. Risk Factors – Fluctuations in exchange rates may materially adversely affect our business, financial condition, results of operations and cash flows.”

Polymer Business

General

We supply environmentally compliant, water-based acrylic polymer resins to the industrial printing and packaging, coatings and plastics markets. Polymer resins work within inks, paints and floor coatings to disperse or carry colorants, provide adhesion to the material being coated, protect the surface of the material and provide a glossy finish. We sell these resins to our customers primarily in North America, Europe and Asia. In fiscal year 2005, our polymer business had net sales of $365.8 million, including intercompany sales to our professional business of $22.6 million.

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

End-Users and Customers

We principally supply acrylic polymers to industrial customers in the printing and packaging, coatings and plastics industries. The printing and packaging market, consisting of liquid ink, pigment dispersion and over-print varnish manufacturers, represents our polymer business’ largest customer sector. During fiscal year 2005, Sun Chemical Corporation, our largest polymer customer, accounted for about 10% of our net sales of polymer products. In addition, sales to our professional business accounted for about 6% of net sales during fiscal year 2005.

Sales and Distribution

We sell our polymer products to customers primarily through our own sales force located in North America, Europe and the Asia Pacific region. As of March 3, 2006, our polymer sales force consisted of about 40 employees. For additional information regarding key financial measures of our polymer business, including net sales and long-lived assets by geographical location, see note 29 to our audited consolidated financial statements, included elsewhere in this report.

Raw Materials

Materials required for production of our polymer products are provided by multiple sources, and we operate under contracts with all of our major raw material suppliers. Significant raw materials purchased by our polymer business include styrene, acrylic acid, alpha methyl styrene, 2-ethyl hexyl acrylate and methyl methacrylate. During the past year, the already tight market supply situation for a number of these materials was further aggravated by the Gulf coast hurricanes, resulting in a tight market supply situation and increased pricing. Raw material costs have also been unfavorably impacted by higher oil and natural gas prices. As a result of our raw material supply contracts, we have experienced only minimal supply disruptions; however, we have absorbed significantly higher raw material costs and have implemented selling price increases in all of our markets.

Competition

The polymer industry is highly competitive. Our principal global competitor in the market for water-based acrylic polymers for printing and packaging applications is Rohm and Haas Company. In the architectural and industrial coatings markets, our principal competitors are DSM (NeoResins), BASF AG, Dow Chemical Corporation and Rohm and Haas Company. In each of our markets, we also have strong local competitors. Other competitors in the specialty chemical industry include Air Products and Chemicals, Inc., Eastman Chemical Company and Lubrizol, Inc. These global competitors are larger and have greater financial resources than we do. As a result, they may be better able to respond to price increases in raw materials and to compete on pricing than we are. By capitalizing upon our unique research and development expertise, and providing customers with new products and technologies, we believe that we are able to compete successfully in the polymer industry.

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

In connection with our acquisition of the DiverseyLever business in May 2002, we entered into several license agreements with Unilever under which Unilever granted us a license of specified trademarks, patents, design rights, copyrights and know-how used in the DiverseyLever business, including the “Lever” name, that were retained by Unilever. In addition, under a transferred technology license agreement, we have granted a license to Unilever to use specified intellectual property rights and patents and registered designs that were transferred to us in the acquisition. The licenses granted under these agreements generally terminate with the expiration of the particular patent, design right, copyright or know-how, unless terminated earlier. With respect to the Lever mark, the license will terminate in most geographies in May 2006, with certain regional extentions through December 2007.

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

Substantially all of our principal products have been developed by our research and development and engineering personnel. Research and development expenses were $71.0 million, $75.3 million and $72.8 million, respectively, for the fiscal years ended December 30, 2005, December 31, 2004, and January 2, 2004.

Employees

As of March 3, 2006, we employed over 12,000 employees, of which about 3,000 were located in the United States.

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

Other Environmental Regulation. Many of our facilities are subject to various federal, state, local or foreign laws and regulations governing the discharge, transportation, use, handling, storage and disposal of hazardous substances. In the United States, these statutes include the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, including the Emergency Planning and Community Right-to-Know Act, which imposes reporting requirements when toxic substances are released into the environment. Each year we make various capital investments and expenditures necessary to comply with applicable laws and regulations and satisfy our environmental stewardship principles. To date, these investments and expenditures have not had a material adverse effect on our business, financial condition, results of operations or cash flows. Planned capital expenditures for environmental equipment are expected to be approximately $4.6 million for fiscal year 2006.

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

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Form 10-K report, certain risk factors should be considered carefully in evaluating our business. The risk factors include, but are not limited to, those discussed below. These and many other factors described in this report could adversely affect our results of operations, cash flows and financial condition.

We may not realize the anticipated cost savings from our restructuring initiatives.

We anticipate significant cost savings as a result of our recently announced restructuring program, which is expected to take two to three years to implement and includes a redesign of our organization structure, the closure of a number of manufacturing and other facilities and a workforce reduction of approximately 10%, in addition to previously planned divestitures. We are also considering the potential divestiture of, or exit from, certain non-core or underperforming businesses. The businesses being considered for divestiture accounted for approximately $500 million of net sales during fiscal year 2005 and may include our Johnson Polymer operations.

Our ability to divest or exit non-core or underperforming businesses are limited by restrictions in the indentures for our senior subordinated notes, our senior secured credit facilities and the stockholders’ agreement among Holdings, Holdco and Unilever. See “—The indentures for our senior subordinated notes, our senior secured credit facilities and the stockholders’ agreement among Holdings, Holdco and Unilever restrict our abililty to engage in some business and financial transactions.” Further, our assumptions underlying estimates of anticipated cost savings from these restructuring initiatives may be inaccurate, and future business conditions and events may impede our ability to complete our restructuring initiatives. If we are unable to complete these initiatives in a timely manner or if we do not realize the anticipated cost savings, our business, financial condition, results of operations and cash flows may be materially adversely affected.

Our substantial indebtedness may adversely affect our financial health.

We have substantial indebtedness. As of December 30, 2005, we had total indebtedness of about $1.4 billion, consisting of $566.6 million of senior subordinated notes, $775.0 million of borrowings under our senior secured credit facilities, $22.7 million of other long-term borrowings and $44.8 million in short-term credit lines. In addition, we had $220.7 million in operating lease commitments, $2.8 million in capital lease commitments and $7.3 million committed under letters of credit that expire in fiscal year 2006.

The degree to which we are leveraged may have important consequences to our company. For example, it may:

•	make it more difficult for us to make payments on our indebtedness;

•	increase our vulnerability to general economic and industry conditions, including recessions;

•	require us to use a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing our ability to fund working capital, capital expenditures, research and development efforts and other expenses;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	place us at a competitive disadvantage compared to competitors that have less indebtedness; and

•	limit our ability to borrow additional funds that may be needed to operate and expand our business.

The indentures for our senior subordinated notes and our senior secured credit facilities contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Those covenants include restrictions on, among others, the incurrence of indebtedness and liens, consolidations and mergers, the purchase and sale of assets, the issuance of stock, loans and investments, voluntary payments and modifications of indebtedness, and affiliate transactions. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of all of our indebtedness. See also “—The indentures for our senior subordinated notes, our senior secured credit facilities and the stockholders’ agreement among Holdings, Holdco and Unilever restrict our ability to engage in some business and financial transactions.”

In addition, the terms of the indentures for our senior subordinated notes do not fully prohibit us or our subsidiaries from incurring additional indebtedness. If we or our subsidiaries are in compliance with the financial covenants set forth in our senior secured credit facilities and the indentures for our senior subordinated notes, we and our subsidiaries may be able to incur substantial additional indebtedness, which may increase the risks created by our current substantial indebtedness.

We require a significant amount of cash to service our indebtedness. The ability to generate cash depends on many factors beyond our control.

Our ability to make payments on our indebtedness and to fund planned capital expenditures, research and development efforts and other corporate expenses depend on our future operating performance and on economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other needs. In order to repay our indebtedness and fund our planned capital expenditures, we must successfully implement our business strategy and restructuring program. If we are unable to do so, we may need to reduce or delay our planned capital expenditures or refinance all or a portion of our indebtedness on or before maturity. Any delay in our planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

The indentures for our senior subordinated notes, our senior secured credit facilities and the stockholders’ agreement among Holdings, Holdco and Unilever restrict our ability to engage in some business and financial transactions.

Indentures for the senior subordinated notes. The indentures for our senior subordinated notes restrict our ability and the ability of our restricted subsidiaries to, among other things:

•	incur additional indebtedness;

•	pay dividends on, redeem or repurchase capital stock;

•	issue or allow any person to own preferred stock of restricted subsidiaries;

•	in the case of non-guarantor subsidiaries under the indentures, guarantee indebtedness without also guaranteeing the senior subordinated notes;

•	in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to us;

•	make investments;

•	incur or permit to exist liens;

•	enter into transactions with affiliates;

•	merge, consolidate or amalgamate with another company; and

•	transfer or sell assets.

Senior secured credit facilities. Our senior secured credit facilities contain a number of covenants that:

•	require us to meet specified financial ratios and financial tests;

•	limit our capital expenditures;

•	restrict our ability to declare dividends;

•	restrict our ability to redeem and repurchase capital stock;

•	limit our ability to incur additional liens;

•	limit our ability to engage in sale-leaseback transactions; and

•	limit our ability to incur additional indebtedness and make investments.

Our senior secured credit facilities also contain other covenants customary for credit facilities of this nature. Our ability to borrow under these credit facilities depends upon satisfaction of these covenants. Events beyond our control can affect our ability to meet these covenants.

Stockholders’ Agreement. Under the stockholders’ agreement that Holdings, Holdco and Unilever entered into in connection with the acquisition of the DiverseyLever business, Unilever must approve specified transactions and actions by Holdings and its subsidiaries, including us. Among the transactions and actions requiring Unilever’s approval are expenditures in excess of $50 million, future borrowings, investments in new ventures, exiting specified lines of businesses, specified acquisitions and divestitures and the issuance of additional capital stock. See “— Some decisions affecting our business require approval of Unilever” and “Item 13. Certain Relationships and Related Transactions—Relationships with Unilever.”

We face significant competition and will face more competition in the future.

The worldwide market for our products is highly competitive. Our principal competitor on a worldwide basis is Ecolab, which is the largest supplier of cleaning and sanitizing products to the institutional and industrial cleaning and sanitation industry. Ecolab has significant capacity, technology, expertise and financial resources, which enables it to compete effectively with us. We also face significant competition from numerous national, regional and local companies within some or all of our product lines in each sector that we serve. Many of these companies have increased in strength as a result of recent consolidations in the industry. Barriers to entry and expansion in the institutional and industrial cleaning and sanitation industry are low. Other competitors in the market include The Procter & Gamble Company and The Clorox Company, which have expanded into the institutional sector from their bases in consumer products, and Kimberly-Clark Corporation, which has expanded from paper accessories into personal care and washroom products.

To achieve expected profitability levels, we must, among other things, maintain the service levels and competitive pricing necessary to retain existing customers and attract new customers. Our failure to address these challenges adequately could put us at a competitive disadvantage relative to our competitors.

The polymer market is also highly competitive. Many of our competitors in the polymer market are larger than us and have less indebtedness. These competitors have greater financial resources and are better able to respond to price increases in raw materials and to compete on pricing than us. If we are not able to compete on pricing, we may not be able to compete in the polymer industry successfully.

The volatility of our raw material costs may adversely affect our operations.

The key raw materials we use in our professional business are surfactants, polymers and resins, fragrances, solvents, caustic soda, waxes, chelates and phosphates. The prices of many of these raw materials are cyclical and have recently reached record levels. Supply and demand factors, which are beyond our control, generally affect the price of our raw materials. We try to minimize the effect of price increases through production efficiency and the use of alternative suppliers. If we are unable to minimize the effects of increased raw material costs, our business, financial condition, results of operations and cash flows may be materially adversely affected.

We may lose substantial amounts in agency fees if our sales agency agreement with Unilever is terminated.

In connection with the DiverseyLever acquisition, we entered into a sales agency agreement with Unilever under which we have agreed to act as Unilever’s sales agent in specified territories for the sale into the institutional and industrial markets of Unilever’s consumer brand products. If we are unable to comply with our obligations under the sales agency agreement or if Unilever terminates that agreement for any other reason, including if we are insolvent or our sales drop below 75% of targeted sales for a given year, we may lose significant amounts in agency fees. Furthermore, a willful breach by us also obligates us to make additional payments. In addition, the sales agency agreement with Unilever expires in May 2007; however, we are currently in negotiations with Unilever to replace this arrangement with a product licensing agreement in fiscal 2007. If the sales agency agreement is terminated prior to its scheduled termination date or we and Unilever are unable to agree to a mutually acceptable product licensing agreement, we may lose substantial amounts in agency fees, which may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have also entered into a supply agreement with Unilever under which we have agreed to manufacture some Unilever consumer brand products that we will sell on behalf of Unilever under the sales agency agreement. If we fail to meet our supply obligations under the supply agreement and the failure causes our sales to drop below 75% of targeted sales, Unilever may terminate the sales agency agreement. If the supply agreement is terminated, we may lose substantial amounts in agency fees, which may have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to keep and protect our intellectual property rights, our ability to compete may be negatively impacted.

The market for our products depends to a significant extent upon the goodwill associated with our brand names. We currently hold licenses under agreements with SCJ to use specified technology, trade names, housemarks and brand names of SCJ incorporating “Johnson,” including “Johnson Wax Professional” and the “Johnson” name, including “Johnson” with our owned trade name “Diversey,” in the commercial and industrial channels of trade. If our rights under these license agreements are terminated, we may lose the ability to use these brand names and technology, which may have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, we own, or have licenses to use, all of the material trademark and trade name rights used in connection with the packaging, marketing and distribution of our major products both in the United States and in other countries where our products are principally sold. Trademark and trade name protection is important to our business. Although most of our trademarks are registered in the United States and in the foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and trade names may be substantial.

We cannot be certain that we will be able to assert these intellectual property rights successfully in the future or that they will not be invalidated, circumvented or challenged. Other parties may infringe on our intellectual property rights and may thereby dilute the value of our brand names in the marketplace. Any infringement of our intellectual property rights would also likely result in a diversion of our time and resources to protect these rights through litigation or otherwise. Similarly, other parties may infringe on intellectual property rights that SCJ licenses to us. The protection of these licensed intellectual property rights are under the control of SCJ and, therefore, we cannot assure the protection of those trademarks or other intellectual property rights or prevent dilution in the marketplace of the value of those brands. Finally, we may infringe on others’ intellectual property rights. Any failure by us or SCJ to protect our trademarks, or any adverse judgment with respect to infringement by us of others’ intellectual property rights, may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to risks related to our operations outside the United States.

We have substantial operations outside the United States. In the fiscal year ended December 30, 2005, approximately 68% of net sales were derived outside the United States. In addition to the risks that are common to both our U.S. and non-U.S. operations, we face risks related to our foreign operations such as:

•	foreign currency fluctuations;

•	unstable political, economic, financial and market conditions;

•	import and export license requirements;

•	trade restrictions;

•	increases in tariffs and taxes;

•	high levels of inflation;

•	restrictions on repatriating foreign profits back to the United States;

•	greater difficulty collecting accounts receivable and longer payment cycles;

•	less favorable intellectual property laws;

•	unfamiliarity with foreign laws and regulations; and

•	changes in labor conditions and difficulties in staffing and managing international operations.

All of these risks have affected our business in the past and may have a material adverse effect on our business, financial condition, results of operations and cash flows in the future.

Fluctuations in exchange rates may materially adversely affect our business, financial condition, results of operations and cash flows.

Our results of operations are reported in U.S. dollars. Outside the United States, however, our sales and costs are denominated in a variety of currencies including the euro, British pound, Japanese yen, Brazilian real and Turkish lira. A significant weakening of the currencies in which we generate sales relative to the U.S. dollar may adversely affect our ability to meet our U.S. dollar obligations.

In addition, we are required to maintain compliance with financial covenants under our amended senior secured credit facilities. The covenants are measured in U.S. dollar terms; therefore, an adverse shift in currency exchange rates may cause us to be in breach of these covenants, which, if not cured or waived, may result in the acceleration of all of our indebtedness.

In all jurisdictions in which we operate, we are also subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions. These laws and regulations may limit our ability to repatriate cash as dividends or otherwise to the United States and may limit our ability to convert foreign currency cash flows into U.S. dollars. A weakening of the currencies in which we generate sales relative to the currencies in which our costs are denominated may lower our operating profits and cash flows.

If we are unable to retain key employees and other personnel, our operations and growth may be adversely affected.

Our success depends largely on the efforts and abilities of our management team and other key personnel. Their experience and industry contacts significantly benefit us and we need their expertise to execute on-going restructuring programs. If any of our senior management or other key personnel ceases to work for us, our business, financial condition, results of operations and cash flows may be materially adversely affected.

We are subject to a variety of environmental and product registration laws that expose us to potential financial liability and increased operating costs.

Our operations are regulated under a number of federal, state and foreign environmental, health and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air, soil and water as well as the handling, storage and disposal of these materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource, Conversation and Recovery Act and CERCLA, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because we use hazardous materials in some of our manufacturing processes. In addition, because we are a generator of hazardous wastes, we, along with any other person who arranges for the disposal of our wastes, may be subject to financial exposure for costs associated with an investigation and any remediation of sites at which we have arranged for the disposal of hazardous wastes if those sites become contaminated, even if we fully comply with applicable environmental laws. Furthermore, process wastewater from our manufacturing operations is discharged to various types of wastewater management systems. We may incur significant costs relating to contamination that may have been, or is currently being, caused by this practice. We are also subject to numerous federal, state and foreign laws that regulate the manufacture, storage, distribution and labeling of many of our products, including disinfecting, sanitizing and antimicrobial products. Some of these laws require us to have operating permits for our production facilities, warehouse facilities and operations and we may not have some of these permits or some of the permits we have may not be current. Various state, local and foreign jurisdictions also require us to register our products and to comply with specified requirements with respect to those products. In the event of a violation of any of these laws, we may be liable for damages and the costs of remedial actions, and may also be subject to revocation, non-renewal or modification of our operating permits and revocation of our product registrations. Any revocation, modification or non-renewal may require us to cease or limit manufacture and sale of products at one or more of our facilities, and may have a material adverse effect on our business, financial condition, results of operations and cash flows. Any revocation, non-renewal or modification may also result in an event of default under the indentures for our senior subordinated notes, the indenture for the senior discount notes of JohnsonDiversey Holdings and our credit facilities, which, if not cured or waived, may result in the acceleration of that indebtedness.

The potential cost to us relating to environmental and product registration matters, including the cost of complying with the foregoing legislation and remediating contamination, is uncertain due to factors such as the unknown magnitude and type of possible contamination and clean-up costs, the complexity and evolving nature of laws and regulations, including those outside of the United States, and the timing, variable costs and effectiveness of clean-up and compliance methods. Environmental and product registration laws may also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, which may also negatively impact our operating results. Accordingly, we may become subject to additional liabilities and increased operating costs in the future under these laws and regulations that may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We currently expect significant future environmental compliance obligations in our European facilities as a result of a European Community Directive “Integrated Pollution Prevention and Control” enacted on September 24, 1996. The directive imposes several requirements related to integrated pollution prevention and control on chemical manufacturing businesses throughout Europe and requires companies to obtain authorization or permits from governmental authorities before carrying out specified activities at facilities located in these countries. This directive became effective in October 1999 for all new facilities and for existing facilities that undergo a substantial change that may have a significant negative impact on the environment. While the directive will be effective in 2007 for all existing facilities, some member states have introduced a transitional schedule, which applies the directive to specified sectors prior to 2007 in a phased manner. Our environmental capital expenditures, costs and operating expenses will be subject to evolving regulatory requirements and will depend on the timing of the effectiveness of requirements in these various jurisdictions. As a result of the directive, we may be subject to an increased regulatory burden, and we expect significant future environmental compliance obligations in our European facilities. This directive may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We will not receive indemnification from Unilever for breaches of warranty or for environmental costs under the acquisition agreement until the aggregate amount of damages exceeds agreed dollar thresholds.

Under the acquisition agreement for the DiverseyLever business, Unilever made warranties to us with respect to the DiverseyLever business. In addition, Unilever has agreed to indemnify us for damages in respect of breaches of its warranties and for specified types of environmental liabilities if the aggregate amount of damages meet various dollar thresholds. Unilever will not be liable for any damages resulting from environmental matters (1) in the case of known environmental matters or breaches, that are less than $250,000 in the aggregate, and (2) in the case of unknown environmental matters or breaches, that are less than $50,000 individually and $2 million in the aggregate. In the case of clause (1) above, we will bear the first $250,000 in damages. In the case of clause (2) above, once the $2 million threshold is reached, Unilever will not be liable for any occurrence where the damages are less than $50,000 or for the first $1 million of damages that exceed the $50,000 per occurrence threshold. In no event will Unilever be liable for any damages arising out of or resulting from environmental claims that exceed $250 million in the aggregate. As a result, if we incur damages or liabilities that do not meet the indemnity thresholds under the acquisition agreement, or if the aggregate limits on indemnity payments under the acquisition agreement become applicable, we would not be entitled to indemnity from Unilever and would be required to bear the costs ourselves. We cannot be certain that we will have sufficient funds available to bear these costs. Further, the payment of these costs may have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, we have submitted indemnification claims to Unilever regarding ten DiverseyLever locations and may file additional claims in the future. Although Unilever has acknowledged receipt of the indemnification claims, it has not notified us as to whether it will indemnify us for those claims. There can be no assurance that we will be able to recover any amounts relating to these indemnification claims, or any future indemnification claims, from Unilever. If we are unable to recover costs relating to the sites for which we seek indemnification, we cannot be certain that we will have sufficient funds to bear these costs relating to environmental matters, which may have a material adverse effect on our business, financial condition, results of operations or cash flows.

Descendants of Samuel Curtis Johnson beneficially own the majority of our common equity interests and the common equity interests of SCJ, with which we have material arrangements.

Descendants of Samuel Curtis Johnson beneficially own a majority of the common equity interests in Holdco. Under the stockholders’ agreement that Holdco, Holdings and Unilever entered into in connection with the DiverseyLever acquisition, the descendants of Samuel Curtis Johnson, through their controlling interest in Holdco, may nominate and elect nine of the eleven directors of Holdings. Holdings, as the owner of all of our common equity interests, except for one share, has the sole right to elect our directors. As a result, subject to the provisions of the stockholders’ agreement, the descendants of Samuel Curtis Johnson can effectively control the management and affairs of our company.

Generally, the same descendants of Samuel Curtis Johnson beneficially own a majority of the common equity interests in SCJ, and, by virtue of their controlling interest, effectively control the management and affairs of SCJ. As a result of these ownership interests, conflicts of interest may arise with respect to business dealings between us and SCJ, including with respect to various agreements with SCJ that are important to our business and acquisitions of businesses or properties. Disputes may also arise between us and SCJ in the course of these business dealings. Because the same shareholders control both us and SCJ, we cannot be certain that those shareholders will not, directly or indirectly, resolve these conflicts or decide any dispute in favor of SCJ. Furthermore, under some of our agreements with SCJ, the chairman of the board or the board of directors of SCJ has the ultimate authority to resolve disputes under those agreements, and, if a dispute is decided in favor of SCJ, we cannot challenge that decision. Any such decision may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our relationship with SCJ is important to our future operations.

We are party to various agreements with SCJ, including a trademark license agreement, a technology disclosure and license agreement, supply and manufacturing agreements and several leases. See “Item 13. Certain Relationships and Related Transactions.” Under the trademark license agreement, SCJ has granted us the right to use specified technology, trade names, housemarks and brand names incorporating “Johnson,” including “Johnson Wax Professional” and the “Johnson” name, including “Johnson” with our owned trade name “Diversey,” which we believe are critical to our business. Further, our rights to sell products, including DiverseyLever products, in some channels of trade that are not exclusively institutional and industrial, which we refer to as “cross-over” channels of trade, are subject to the approval of SCJ, in its sole discretion, under the trademark license agreement. Our sales in these channels of trade have historically been significant.

Under the technology disclosure and license agreement, SCJ has granted us the right to use specified technology of SCJ. In addition, we lease our principal manufacturing facilities in Sturtevant, Wisconsin from SCJ. If we default under the trademark license agreement or technology disclosure and license agreement and either agreement is terminated, we will no longer be able to use the Johnson name or the technology of SCJ. Furthermore, SCJ will then have the right to terminate the leases governing our manufacturing facilities in Sturtevant, Wisconsin. Finally, in some countries, we depend on SCJ to produce or sell some of our products. If our relationship with SCJ is damaged or severed, or if SCJ were to limit significantly our rights to sell some products in specified channels of trade, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our relationship with Unilever is important to our future operations.

In connection with the DiverseyLever acquisition in 2002, we entered into agreements with Unilever, including transitional services, license and supply agreements. See “Item 13. Certain Relationships and Related Transactions.” If Unilever fails to observe its commitments under these agreements, we may not be able to operate in accordance with our business plans and we may incur additional costs. Any failure by Unilever to observe its obligations may have a material adverse effect on our business, financial condition, results of operations and cash flows. If these agreements are terminated before the end of their terms, we may not be able to obtain similar services, intellectual property or products on the same terms from third parties or at all.

As a result of the DiverseyLever acquisition, we own the name “Diversey.” We also hold licenses to use some trademarks and technology of Unilever in the institutional and industrial channels of trade under license agreements with Unilever. We believe that these license agreements are critical to our business and the termination of our rights under any of these agreements may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Some decisions affecting our business require approval of Unilever.

Unilever beneficially owns one-third of the common stock of Holdings. Also, two of the eleven members of the board of directors of Holdings are officers of Unilever. As a result, conflicts of interest may arise with respect to business dealings between us and Unilever. Under the stockholders’ agreement among Unilever, Holdco and Holdings, Unilever generally must approve specified transactions and actions by Holdings and its subsidiaries, including us. Among the transactions and actions requiring Unilever approval are capital expenditures in excess of $50 million, future borrowings, investments in new ventures, exiting specified lines of business, specified acquisitions and divestitures and the issuance of additional capital stock. While Unilever does not have the ability to exercise control or decisive influence over our strategic business affairs, Unilever may prevent us from engaging in specified transactions or acts that may be beneficial to our business or that may be in our long-term best interest. Because the stockholders’ agreement does not contain any arbitration or tie-breaking provisions, if we have disagreements with Unilever, we have no remedies or procedures to challenge its veto rights. As with any similar arrangement, differences in views between Unilever and us may result in delayed decisions or the failure to agree on major matters, each of which may have a material adverse effect on our business, financial condition, results of operations and cash flows.

General economic downturns are likely to have an adverse impact on our business, financial condition, results of operations and cash flows.

General economic downturns adversely impact some of our end-users, such as hotels, restaurants, food and beverage processors and other end-users that are sensitive to travel and dining activities. These end-users typically reduce their volume of purchases of cleaning, hygiene and appearance products during economic downturns. Any future general economic downturn would likely have an adverse impact on our business, financial condition, results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We have a total of 44 manufacturing facilities in 24 countries, including Brazil, Canada, China, France, Germany, India, Italy, Japan, the Netherlands, Spain, Switzerland, Turkey, the U.K. and the U.S. Our principal manufacturing facilities for both our professional and polymer businesses are located at Waxdale in Sturtevant, Wisconsin. We lease these facilities from SCJ under leases expiring in 2009, with renewal options. See “Item 13. Certain Relationships and Related Transactions—Relationships with S.C. Johnson & Son—Leases.” Our corporate headquarters are also located in Sturtevant, Wisconsin. We believe our facilities are in good condition and are adequate to meet the existing production needs of our businesses.

The following table summarizes our principal plants and other physical properties that are important to our professional and polymer businesses. Unless indicated otherwise, all owned properties listed below are subject to mortgages.

Location	Approximate Square Feet Occupied				Principal Activity	Business Used In
	Owned		Leased
United States:
Madera, California			90,000		Manufacturing and warehouse	Professional
Garden Grove, California			36,000		Manufacturing, warehouse and research and development	Professional
Santa Cruz, California			75,000		Manufacturing and research and development	Professional
Seaford, Delaware	46,000				Manufacturing	Polymer
Sharonville, Ohio	284,000				Manufacturing and research and development	Professional
East Stroudsburg, Pennsylvania	142,000				Manufacturing	Professional
Mt. Pleasant, Wisconsin			365,000		Warehousing logistics	Professional
Sturtevant, Wisconsin			144,000	**	Manufacturing	Polymer
Sturtevant, Wisconsin			156,000		Logistics (warehouse, distribution)	Polymer
Sturtevant, Wisconsin			180,000	**	Manufacturing	Professional
Sturtevant, Wisconsin	278,000				International headquarters, data center and research and development	Professional and Polymer
Watertown, Wisconsin	125,000				Manufacturing	Professional

International:
Villa Bosch, Argentina	77,000				Manufacturing	Professional
Socorro, Brazil	123,000	*	97,000		Manufacturing	Professional
London, Ontario, Canada	193,000				Manufacturing	Professional
Guangdong, China	75,000				Manufacturing	Professional
Villefranche-sur-Soane, France	181,000	*			Manufacturing	Professional
Kirchheimbolanden, Germany	302,000		86,000		Manufacturing	Professional
Bagnolo, Italy	594,000	*			Manufacturing	Professional
Shizuoka-Ken, Kakegawa, Japan	115,000				Manufacturing	Professional
Tsukuba, Japan	25,000	*			Manufacturing	Professional
Enschede, The Netherlands	289,000				Manufacturing	Professional
Heerenveen, The Netherlands	140,000				European headquarters, manufacturing and logistics (warehouse, distribution)	Polymer
Utrecht, The Netherlands	44,000		68,000		Office and research and development	Professional
Polinya, Spain	240,000				Manufacturing	Professional
Valdemoro, Spain			45,000		Manufacturing	Professional
Munchwilen, Switzerland	112,000				Manufacturing	Professional
Gebze, Turkey			50,000		Manufacturing	Professional
Cotes Park, United Kingdom	583,000				Manufacturing and warehouse	Professional

*	Property not mortgaged
**	Leased from SCJ

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 15, 2005, Holdings, the holder of all of the outstanding shares of our common stock, except for one share owned by SCJ, approved by written consent in lieu of a meeting of stockholders, a cash dividend to Holdings in the amount of $35.2 million. See “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” below.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 3, 2006, there were 24,422 shares of our common stock outstanding. Holdings owns all of the outstanding shares of our common stock, except for one share owned by SCJ. There is no established public trading market for our common stock.

The following table sets forth the amount of ordinary cash dividends we paid to our stockholders in fiscal years 2005 and 2004 on a per share basis:

	2005	2004
January	$—	$107.96
March	107.16	179.31
May	107.31	107.27
August	—	107.76
December	—	107.31

	$214.47	$609.61

In addition, in December 2005, we paid a special cash dividend of $35.2 million to Holdings. Holdings subsequently distributed the amount to Holdco as a dividend on its shares of common stock owned by Holdco. The dividend was made in connection with our decision to cease granting stock options under Holdco’s long-term incentive plan and was used by Holdco to fund its offer to purchase all of its outstanding shares of class C common stock, options to purchase class C common stock and class B common stock held by current or former employees of SCJ in March 2006.

Cash dividends declared in the fourth quarter of fiscal year 2003 were paid in January 2004. In March 2004, in addition to the regularly scheduled quarterly cash dividend, we paid our stockholders a special cash dividend of $72.07 per share to fund certain administrative expenses related to the senior discount note exchange offer concluded in February 2004. Our ability to pay dividends is restricted by covenants in the indentures governing our senior subordinated notes and in the senior secured credit facilities.

ITEM 6. SELECTED FINANCIAL DATA

Through fiscal year 2001, our fiscal year ended on the Friday nearest to June 30. In June 2002, we elected to report our results of operations on a 52/53 week year ending on the Friday nearest to December 31. Accordingly, references in this annual report to our fiscal year 2005 relate to the period from January 1, 2005 to December 30, 2005. Our fiscal year 2004 commenced on January 3, 2004 and ended on December 31, 2004. Our fiscal year 2003 commenced on January 4, 2003 and ended January 2, 2004. Our fiscal year 2002 commenced on December 29, 2001 and ended on January 3, 2003. Operations included 52 weeks in fiscal years 2005, 2004 and 2003, and 53 weeks in fiscal year 2002.

We derived the following selected historical consolidated financial data from our audited consolidated financial statements as of and for the fiscal years ended December 30, 2005, December 31, 2004, January 2, 2004 and January 3, 2003 and from our unaudited consolidated financial statements for the twelve months ended December 28, 2001. Those audited and unaudited consolidated financial statements have been prepared under accounting principles generally accepted in the United States (“U.S. GAAP”). You should read the following selected historical consolidated financial data in conjunction with the financial statements and related notes included elsewhere in this annual report and with the information included in this annual report under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended				Twelve Months Ended
	December 30, 2005	December 31, 2004	January 2, 2004	January 3, 2003(1)	December 28, 2001 (unaudited)(1)(2)(3)
	(dollars in thousands)
Selected Income Statement Data:
Net sales:
Net product and service sales	$3,216,185	$3,080,428	$2,816,162	$2,093,646	$1,134,776
Sales agency fee income (4)	94,105	92,975	86,907	54,673	—
Cost of sales (5)	1,957,720	1,822,304	1,605,888	1,185,938	562,239
Gross profit (6)	1,352,570	1,351,099	1,297,181	962,381	572,537
Selling, general and administrative expenses (4)(5)	1,146,678	1,099,463	1,059,565	779,442	467,771
Research and development expenses	71,009	75,283	72,798	62,133	37,796
Restructuring expenses	17,677	20,525	12,919	19,646	—
Operating profit (4)	117,206	155,828	151,899	101,160	66,970
Interest expense, net	134,739	118,432	124,337	84,618	16,822
Other (income) expense, net (4)	1,025	4,909	(7,445)	(16,728)	2,899
Provision for income taxes	152,096	20,832	16,739	11,540	14,934
Minority interests in net income (loss) of subsidiaries	(57)	285	262	(315)	121
Income (loss) from continuing operations	(170,597)	11,370	18,006	22,045
Income from discontinued operations	4,000	2,296	6,135	7,523
Net income (loss)	$(166,597)	$13,666	$24,141	$29,568	$32,194

Selected Other Financial Data:
EBITDA (7)	$303,629	$348,265	$327,943	$239,759	$109,247
Depreciation and amortization	183,448	194,269	159,463	109,348	45,176
Capital expenditures (8)	92,169	129,802	135,153	111,886	54,349
Net cash provided by operating activities	135,170	198,776	275,678	231,020	126,138
Net cash used in investing activities	(71,590)	(73,319)	(134,788)	(1,468,514)	(53,991)
Net cash provided by (used in) financing activities	74,718	(109,423)	(203,608)	1,360,875	(74,384)
Gross profit margin (6)	40.9%	42.6%	44.7%	44.8%	50.5%
Operating margin (9)	3.5%	4.9%	5.2%	4.7%	5.9%

	As of
	December 30, 2005	December 31, 2004	January 2, 2004	January 3, 2003	December 28, 2001
	(dollars in thousands)
Selected Balance Sheet Data:
Cash and cash equivalents	$162,014	$28,044	$24,543	$59,272	$8,093
Accounts receivable, net	534,941	556,245	647,956	544,665	161,619
Inventories	283,673	281,752	263,397	260,983	99,082
Accounts payable	398,657	429,868	360,548	328,561	139,623
Working capital (10)	419,957	408,129	550,805	477,087	121,078
Property, plant and equipment, net	481,208	566,961	595,483	561,835	207,060
Total assets	3,308,893	3,611,426	3,665,327	3,383,385	926,284
Total debt, including current portion	1,409,035	1,345,163	1,490,662	1,474,295	361,783
Stockholders’ equity	728,178	1,045,825	994,895	833,033	209,660

(1)	In May 2002, we acquired the DiverseyLever business from Unilever. As a result of the acquisition, results for our fiscal year 2002 include eight months of DiverseyLever results, and historical comparisons for years prior to our fiscal year 2002 are of limited relevance.

(2)	Through fiscal year 2001, our fiscal year ended on the Friday nearest to June 30. In June 2002, we elected to report our results of operations on a 52/53 week year ending on the Friday nearest to December 31. For comparative purposes, we have included unaudited selected historical financial data for the twelve months ended December 28, 2001.

(3)	In June 2004, we sold our former subsidiary, Whitmire Micro-Gen Research Laboratories, Inc. Due to immateriality and the limited relevance of the historical information, the financial data for the fiscal periods prior to the fiscal year ended January 3, 2003 have not been restated to show the effects of this discontinued operation.

(4)	Sales agency termination fees of $7.7 million, $4.4 million, $1.8 million and $1.1 million were included in sales agency fees in fiscal years ended December 30, 2005, December 31, 2004, January 2, 2004 and January 3,2003, respectively, of which, $4.1 million, $99 thousand and $387 thousand were reclassified from other (income) expense in fiscal years 2004, 2003 and 2002, respectively. The sales agency agreement was entered into in May 2002.

We include gains and losses on fixed asset and product line disposals in our selling, general and administrative expenses. Accordingly, in the above selected historical consolidated financial data for the fiscal years ended December 30, 2005, December 31, 2004, January 2, 2004 and January 3, 2003, (gains) losses on fixed asset and product line disposals of ($53) thousand, $247 thousand, $1.6 million and $366 thousand, respectively, are included in selling, general and administrative expenses. For periods prior to fiscal year 2002, we included gains and losses on fixed asset and product line disposals in other (income) expense.

We include gains and losses on business divestitures in our selling, general and administrative expenses. Accordingly, in the above selected historical consolidated financial data for the fiscal years ended December 30, 2005, December 31, 2004, January 2, 2004 and January 3, 2003, (gains) losses on business divestitures of $3.3 million, ($1.1) million, ($3.4) million and ($11.9) million, respectively, are included in selling, general and administrative expenses. For the periods prior to fiscal year 2002, we included gains and losses on business divestitures in other (income) expense.

(5)	We include distribution costs in our cost of sales. Accordingly, in the above selected historical consolidated financial data for the fiscal years ended December 30, 2005, December 31, 2004, January 2, 2004 and January 3, 2003, distribution costs of $306 million, $294 million, $270 million and $201 million, respectively, are included in cost of sales. For periods prior to fiscal year 2002, we included our distribution costs in selling, general and administrative expenses. For fiscal year 2001, we included distribution costs of $90.5 million in selling, general and administrative expenses.

In January 2005, in order to achieve alignment with its functional cost structure, we reclassified certain customer support costs. Accordingly, in the above selected historical consolidated financial data for the fiscal years ended December 30, 2005, December 31, 2004, January 2, 2004 and January 3, 2003, certain customer support costs of $5.4 million, $4.4 million, $3.5 million and $2.6 million, respectively are included in cost of sales. For periods prior to fiscal year 2002, we included these costs in selling, general and admistrative expenses. For fiscal year 2001, we included related customer service costs of $1.0 million in selling, general and administrative expenses.

(6)	Gross profit equals net sales less cost of sales. Gross profit margin is gross profit as a percentage of net sales. As stated in footnote 5 above, distribution costs are included in selling, general and administrative expenses for the twelve months ended December 28, 2001, and therefore, excluded from cost of sales and the calculations of gross profit and gross profit margin for this period. Conversely, distribution costs are included in cost of sales and, therefore, our calculations of gross profit and gross profit margin for the fiscal years ended December 30, 2005, December 31, 2004, January 2, 2004 and January 3, 2003. Gross profit and gross profit margin for those periods in which distribution costs were excluded from cost of sales is not comparable to gross profit and gross profit margin for those periods in which distribution costs were included in cost of sales. In addition, because some other companies include costs related to their distribution network in cost of sales and, accordingly, in their calculations of gross profit and gross profit margin, our gross profit and gross profit margin for the twelve months ended December 28, 2001 may not be comparable to similarly titled measures of other companies.

(7)	EBITDA is a non-U.S. GAAP financial measure, and you should not consider EBITDA as an alternative to U.S. GAAP financial measures such as (a) operating profit or net profit as a measure of our operating performance or (b) cash flows provided by operating, investing and financing activities (as determined in accordance with U.S. GAAP) as a measure of our ability to meet cash needs.

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

	Fiscal Year Ended				Twelve Months Ended
	December 30, 2005	December 31, 2004	January 2, 2004	January 3, 2003	December 28, 2001 (unaudited)
	(dollars in thousands)
Net cash flows provided by operating activities	$135,170	$198,776	$275,678	$231,020	$126,138
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	76,116	3,664	(113,630)	(103,832)	(57,822)
Depreciation and amortization expense	(183,448)	(194,269)	(159,463)	(109,348)	(45,176)
Amortization of debt issuance costs	(28,738)	(12,464)	(13,126)	(5,951)	—
Interest accrued on long-term receivables–related parties	3,317	3,399	4,365	1,417	—
Changes in deferred income taxes	(157,983)	16,126	39,656	11,271	9,997
Gain from divestitures	667	2,099	3,372	11,921	—
Gain (loss) on property disposals	(5,715)	936	(12,026)	(11,626)	—
Compensation costs	(5,136)	—	—	—	—
for long-term incentives
Other	(847)	(4,601)	(685)	4,696	(943)

Net income	(166,597)	13,666	24,141	29,568	32,194
Minority interests in net income (loss) of subsidiaries	(57)	285	262	(315)	121
Provision for income taxes	152,096	21,613	19,774	16,662	14,934
Interest expense, net	134,739	118,432	124,303	84,496	16,822
Depreciation and amortization expense	183,448	194,269	159,463	109,348	45,176

EBITDA	$303,629	$348,265	$327,943	$239,759	$109,247

(8)	Capital expenditures include expenditures for capitalized computer software.

(9)	Operating margin is operating profit as a percentage of net sales.

(10)	Working capital is defined as net accounts receivable plus inventories less accounts payable.

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

In the fiscal year ended December 30, 2005, net sales increased by $137 million compared to the prior year. As indicated in the following table, excluding the impact of foreign currency exchange rates and acquisitions and divestitures, our net sales increased by 3.4% for the fiscal year ended December 30, 2005, compared to the prior year.

	Fiscal Year Ended		Change
(dollars in thousands)	December 30, 2005	December 31, 2004
Net Sales	$3,310,290	$3,173,403	4.3%

Variance due to:
Foreign currency exchange	—	41,884
Acquisitions and divestitures	(3,148)	(17,920)

	(3,148)	23,964

	$3,307,142	$3,197,367	3.4%

We continued to show net sales growth, primarily due to price increases taking hold in all business sectors and global geographic areas, expansion of developing markets in Asia Pacific, Latin America, Central and Eastern Europe, Africa and the Middle East and payments received from Unilever in connection with partial terminations of our sales agency agreement.

•	In North America, one of our largest markets, net sales increased by 3.6% compared to the prior year, reversing the recent trend of flat to declining revenues. The North America sales growth was primarily attributable to key customer wins and pricing actions and more than offset regional challenges related to industry consolidation and changes in customer purchase practices. The price increases were introduced globally late in 2004 and continued throughout fiscal year 2005 in response to rising raw material costs.

•	In our Europe, Africa and Middle East regions, net sales increased by 1.4% compared to the prior year, primarily due to sales growth in developing countries in Central and Eastern Europe, Africa and the Middle East and a correction in accounting treatment for certain equipment leases which increased our European net sales by $15.3 million compared to the prior year. These favorable factors were partially offset by softening economies in key countries and continuing consolidation in key market sectors, including distribution, building service contractors and food and beverage.

•	In Asia Pacific, net sales increased by 7.9% compared to the prior year, primarily due to sales growth in China and India.

•	In Latin America, net sales increased by 9.6% compared to the prior year, primarily due to improved economic conditions and growth in distributor markets, the food and beverage business and the lodging sector.

•	In Japan, net sales increased by 1.3% compared to the prior year, despite significant economic pressures, primarily due to expansion of our total solutions approach with retail customers.

•	Net sales in our polymer segment increased by 11.3% compared to the prior year, primarily due to the aforementioned price increases.

•	In fiscal year 2005, we recognized a $3.3 million increase in partial termination fees associated with our sales agency agreement with Unilever.

Our gross profit percentages have declined compared to prior year levels as recent pricing actions have not been able to fully offset the unprecedented increases in key raw material costs and transportation costs. Our gross profit percentages for the three most recent fiscal years are set forth below:

	Fiscal Year Ended
	December 30, 2005	December 31, 2004	January 2, 2004
Consolidated	40.9%	42.6%	44.7%

Professional	42.6%	44.2%	45.9%
Polymer	25.6%	27.0%	32.7%

Despite the implementation of price increases in greater scope and frequency than prior periods, both professional segment and polymer segment gross profit percentages for fiscal year 2005 were lower than in prior years primarily due to the continuing impact of increased crude oil and natural gas costs on our raw material costs. We also experienced escalating freight and transportation costs in North America, which are also attributable to the rise in crude oil prices and changes in U.S. transportation legislation that have reduced carrier availability. We continue to be confronted with rising raw material costs. In response, we continue to implement a mix of general and selective price increases to recover these costs, to the extent possible, and pursue cost reduction initiatives.

In mid to late 2004, our industry and others began to be materially impacted by rapid increases in crude oil and natural gas costs. This trend continued through 2005. In response to these structural changes in the raw materials market that have led to significant increases in our input costs, in November 2005, our Board of Directors concluded that an operational restructuring of our company was required and approved a restructuring program. This program, which is expected to take two to three years to implement, includes a redesign of our organization structure, the closure of a number of manufacturing and other facilities and a workforce reduction of approximately 10%, in addition to previously planned divestitures.

We are also considering the potential divestiture of, or exit from, certain non-core or underperforming businesses. The businesses being considered for divestiture accounted for approximately $500 million of net sales during fiscal year 2005, and may include our Johnson Polymer operations. At the appropriate time, and as we progress through our restructuring program, we expect to implement additional growth initiatives focusing on our core businesses.

The implementation of the restructuring program is expected to result in cumulative, pre-tax restructuring and other non-recurring period cash charges totaling between $345 and $370 million, including $4.9 million recorded in fiscal year 2005 and $170 to $190 million expected to be recorded in fiscal year 2006. Over the duration of the restructuring program, we expect to incur approximately $195 to $210 million (pre-tax) in employee-related costs, including severance, pension and other termination benefits and approximately $150 to $160 million (pre-tax) in other associated costs, including facility closures, contract termination fees and costs related to the execution of the restructuring program. In addition, we expect to incur approximately $60 to $75 million (pre-tax) in non-cash asset write-downs and require capital expenditures of approximately $50 to $65 million, primarily for certain new manufacturing facilities supporting our supply chain optimization and expansion in developing markets, and investment in continued ERP roll-out, business intelligence and customer-facing systems. Annual savings associated with this restructuring program are expected to be approximately $150 to $175 million by the end of fiscal year 2008. There can be no assurance, however, that we will achieve anticipated cost savings.

In December 2005, in connection with our restructuring program, we amended and restated our senior secured credit facilities to provide additional financial flexibility and liquidity to execute our strategy. The amended facilities increased our term loan borrowing capability and modified the financial covenants contained in our previous credit facilities. Our cash flow performance during fiscal year 2005 enabled us to pay down term borrowings under our previous credit facilities prior to the execution of the amended facilities. Cash flow generation from our operations was supplemented by cash proceeds from the divestiture of our European and Canadian commercial laundry businesses ($18.6 million) and through payments from Unilever to partially settle pension adjustments related to the May 2002 acquisition of DiverseyLever ($28.9 million).

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

Goodwill and Long-Lived Assets. We periodically review long-lived assets, including non-amortizing intangible assets and goodwill, for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its estimated fair value. We also periodically reassess the estimated remaining useful lives of our amortizing intangible assets and our other long-lived assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in our consolidated financial statements. We annually complete an impairment analysis of goodwill and non-amortizing intangible assets. Moreover, where indicators of impairment are identified for long-lived assets, we would prepare a future undiscounted cash flows analysis, determine any impairment impact and record, if necessary, a reduction in the affected asset(s). We performed the required impairment test for fiscal year 2005 and recorded charges of $0.7 million and $1.0 million to selling, general and administrative expenses for the impairment of indefinite-lived and amortizable assets, respectively. There were no known impairments or indicators of impairment identified during the fiscal years ended December 30, 2005 and December 31, 2004 that had a material impact on our financial position, results of operations or cash flows.

For an additional discussion of our critical accounting policies and a discussion of new accounting pronouncements, see note 2 to our audited consolidated financial statements included elsewhere in this report.

Fiscal Year Ended December 30, 2005, Compared to Fiscal Year Ended December 31, 2004

Net Sales:

	Fiscal Year Ended		Change
(dollars in thousands)	December 30, 2005	December 31, 2004	Amount	Percentage
Net product and service sales:
Professional	$2,873,000	$2,772,593	$100,407	3.6%
Polymer (1)	343,185	307,835	35,350	11.5%

	3,216,185	3,080,428	135,757	4.4%

Sales agency fee income	94,105	92,975	1,130	1.2%

	$3,310,290	$3,173,403	$136,887	4.3%

(1)	Excludes inter-segment sales to the professional segment

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar contributed $39.6 million to the increase in net product and service sales, primarily attributed to the professional segment.

•	Excluding the impact of foreign currency exchange rates and acquisitions and divestitures, consolidated net sales increased 3.4% compared to the prior year.

•	Excluding the impact of foreign currency exchange rates and acquisitions and divestitures and sales agency fee income, professional segment net sales increased 2.2% compared to the prior year. The net sales growth was primarily due to price increases taking hold in all business sectors and global geographic areas, and expansion of developing markets in Asia Pacific, Latin America, Central and Eastern Europe, Africa and the Middle East.

•	In North America, net sales increased by 3.6% compared to the prior year, reversing the recent trend of flat to declining revenues. The North America sales growth was primarily attributable to key customer wins and pricing actions and more than offset regional challenges related to industry consolidation and changes in customer purchase practices. The price increases were introduced globally late in 2004 and continued throughout fiscal year 2005 in response to rising raw material costs.

•	In our Europe, Africa and Middle East regions, net sales increased by 1.4% compared to the prior year, primarily due to sales growth in developing countries in Central and Eastern Europe, Africa and the Middle East and a correction in accounting treatment for certain equipment leases which increased our European net sales by $15.3 million compared to the prior year. These favorable factors were partially offset by softening economies in key countries and continuing consolidation in key market sectors, including distribution, building service contractors and food and beverage.

•	In Asia Pacific, net sales increased by 7.9% compared to the prior year, primarily due to sales growth in China and India.

•	In Latin America, net sales increased by 9.6% compared to the prior year, primarily due to improved economic conditions and growth in distributor markets, the food and beverage business and the lodging sector.

•	In Japan, net sales increased by 1.3% compared to the prior year, despite significant economic pressures, primarily due to expansion of our total solutions approach with retail customers.

•	Excluding the foreign currency impact, polymer segment net sales increased by $34.8 million, or 11.3%, compared to the prior year period, primarily due to price increases in response to the significant rise in raw material costs experienced over the past year.

•	Excluding a $2.3 million increase from the strengthening of the euro and certain other foreign currencies against the U.S. dollar, net sales under our sales agency agreement with Unilever decreased $1.1 million, or 1.2%, compared to the prior year primarily due to certain brand disposals by Unilever in the European and Asia Pacific markets ($4.5 million) substantially offset by an increase in partial termination fees ($3.3 million).

Gross Profit:

	Fiscal Year Ended		Change
(dollars in thousands)	December 30, 2005	December 31, 2004	Amount	Percentage
Professional	$1,264,589	$1,267,916	$(3,327)	-0.3%
Polymer	87,981	83,183	4,798	5.8%

	1,352,570	1,351,099	1,471	0.1%

Gross profit as a % of net sales:
Professional	42.6%	44.2%
Polymer	25.6%	27.0%

	40.9%	42.6%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar increased gross profit by $23.1 million compared to the prior year. The increase was primarily attributable to the professional segment.

•	The reduction in professional segment gross profit in fiscal year 2005 compared to the prior year was primarily due to the impact of increased crude oil and natural gas costs on raw materials, with a particularly strong impact on our floorcare business where acrylic based polymers are common in product formulations. The segment was also adversely impacted by higher freight and transportation costs, primarily attributable to the rise in crude oil prices and changes in U.S. transportation legislation that has affected driver hours and carrier availability. To a lesser extent, gross profit was impacted by a change in product and services mix, reflecting a relative increase in lower margin sales to our food and beverage sector, which is not expected to continue, and a strategic shift towards increased solutions selling, which has a different business model than most of our operations. These decreases were partially offset by a correction in accounting treatment for certain equipment leases which increased our European gross profit by $5.8 million compared to the prior year.

•	The polymer segment gross profit percentage for fiscal year 2005 decreased 140 basis points compared to the prior year. The effect of higher crude oil and natural gas costs on key fuel feedstocks has continued to outpace the impact of targeted price increases. Additionally, industry cyclical factors and the implications of the Gulf coast hurricanes caused demand to outstrip supply for certain raw materials. Polymer products are formulated from solvents, acrylates and resins that include propylene, ethylene and benzene, costs for all of which are partially dependent on the price of crude oil and natural gas. Costs for acrylates and styrene, key raw materials in our polymer business, were at peak levels in 2005 and are expected to remain in a cost range that is above historical averages, consistent with crude oil and natural gas costs. In addition, as costs have increased, the polymer segment has also moved towards a change in product mix, with customers substituting lower margin products for specialty polymers.

•	We continue to be confronted with rising raw material costs and, in response, we continue to implement a mix of general and selective price increases to recover these costs, to the extent possible, and pursue further cost reduction initiatives.

Operating Expenses:

	Fiscal Year Ended		Change
(dollars in thousands)	December 30, 2005	December 31, 2004	Amount	Percentage
Selling, general and administrative expenses	$1,146,678	$1,099,463	$47,215	4.3%
Research and development expenses	71,009	75,283	(4,274)	-5.7%
Restructuring expenses	17,677	20,525	(2,848)	-13.9%

	$1,235,364	$1,195,271	$40,093	3.4%

As a percentage of net sales:
Selling, general and administrative expenses	34.6%	34.6%
Research and development expenses	2.1%	2.4%
Restructuring expenses	0.5%	0.6%

	37.2%	37.6%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar increased operating expenses by $12.1 million compared to the prior year.

•	Selling, general and administrative expenses as a percentage of net sales were flat compared to the prior year. Excluding the impact of foreign currency, selling, general and administrative expenses increased $35.3 million compared to the prior year period. The impact from cost containment and reduction programs, a settlement with Unilever related to indemnified legal costs ($2.5 million) and a change in estimate for environmental reserves ($2.9 million) based on updated exposure studies offset general inflationary pressures, compensation expense from the cancellation of our long-term incentive plan ($5.1 million), certain employee separation costs ($3.6 million), a loss on divestiture of the European and Canadian commercial laundry businesses ($3.5 million) and certain contract termination fees ($3.0 million).

•	Excluding the impact of foreign currency, research and development expenses decreased $4.5 million compared to the prior year, primarily due to a planned slowing of on-going and planned projects in anticipation of the November 2005 restructuring program.

•	Excluding the impact of foreign currency, restructuring expenses decreased $2.7 million compared to the prior year, primarily due to the timing of employee severance and exit cost payments and the wind-down of activity related to the DiverseyLever acquisition integration, partially offset by severance costs of $4.9 million related to the November 2005 restructuring program recorded in fiscal year 2005.

Restructuring and Integration:

A summary of all costs associated with the restructuring and integration programs for fiscal year 2005, fiscal year 2004 and since the DiverseyLever acquisition in May 2002, is outlined below. The reserve balance shown below reflects the aggregate reserves for all restructuring and integration projects, including the November 2005 restructuring program.

	Fiscal Year Ended		Total Project to Date May 4, 2002 - December 30, 2005
(dollars in thousands)	December 30, 2005	December 31, 2004
Reserve balance at beginning of period	$9,008	$34,798	$—
Exit costs recorded as purchase accounting adjustments	—	—	80,574
Restructuring costs charged to income	17,677	20,525	70,767
Liability adjustments	407	(4,337)	(3,930)
Payments of accrued costs	(19,033)	(41,978)	(139,352)

Reserve balance at end of period	$8,059	$9,008	$8,059

Period costs classified as cost of sales	$—	$—	$4,878
Period costs classified as selling, general and administrative expenses	43,994	25,332	143,994
Capital expenditures	20,239	39,205	130,657

•	During fiscal years 2002 and 2003, in connection with the May 2002 acquisition of the DiverseyLever business, we recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. We also developed plans to restructure certain facilities that we owned prior to the acquisition of the DiverseyLever business, primarily for the purpose of eliminating redundancies resulting from the acquisition.

•	During fiscal years 2005 and 2004, we recorded $17.7 million and $20.5 million of restructuring costs, respectively, and $44.0 million and $25.3 million of selling, general and administrative expenses, respectively, related to our restructuring and integration programs in our consolidated statements of operations. These costs consisted primarily of involuntary termination and other costs incurred throughout North America and Europe as we continued to consolidate our operations and IT ERP system platforms and complete the integration of the acquired DiverseyLever business.

•	In November 2005, we announced a global restructuring program. This program, which is expected to take two to three years to implement, includes a redesign of our organization structure, the closure of a number of manufacturing and other facilities and a workforce reduction of approximately 10%, in addition to previously planned divestitures. In fiscal year 2005, we incurred $4.9 million in restructuring expenses and $15.3 million in selling, general and administrative costs, all of which were severance related.

•	The combination of historical U.S. tax losses and the additional expenses to be incurred in the U.S. as part of the November 2005 restructuring program caused us to reconsider the need for a valuation allowance against our deferred tax assets. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. In certain cases, the negative evidence associated with historical losses cannot be overcome by management’s expectation of future taxable income. Based on the historical U.S. tax losses and the anticipated additional expenses to be incurred in the U.S. as part of the November 2005 restructuring program, it was no longer more likely than not that U.S. deferred tax assets would be fully realized. Accordingly, the Company recorded a charge for an additional valuation allowance of $140.2 million. If the November 2005 restructuring program produces the results anticipated by management, all or a portion of the valuation allowance would reverse in future periods.

Non-Operating Results:

	Fiscal Year Ended		Change
(dollars in thousands)	December 30, 2005	December 31, 2004	Amount	Percentage
Interest expense	$143,671	$124,705	$18,966	15.2%
Interest income	(8,932)	(6,273)	(2,659)	42.4%

Net interest expense	134,739	118,432	16,307	13.8%

Other (income) expense, net	1,025	4,909	(3,884)	-79.1%

•	Net interest expense increased, primarily due to one-time charges associated with repayment of the euro portion of the term loan B in connection with an April 2005 amendment to our senior secured credit facilities, including the write-off of accumulated losses associated with our EURIBOR-based interest swap agreements ($8.7 million), and the write-off of unamortized debt issuance costs ($11.7 million) from the April 2005 and December 2005 debt amendments, partially offset by gains recognized on the ineffective EURIBOR-based interest swap agreements subsequent to the repayment of the term B loan ($3.2 million), a reduction in the interest rate spread on the term B loan resulting from the February 2004 and April 2005 amendments to our senior secured credit facilities and higher interest income from short-term investments.

•	Other expense, net, decreased compared to the prior year period, primarily due to lower net losses from foreign currency translation and transactions.

Income Taxes:

	Fiscal Year Ended		Change
(dollars in thousands)	December 30, 2005	December 31, 2004	Amount	Percentage
Income (loss) before taxes and discontinued operations excluding minority interests	$(18,501)	$32,202	$(50,703)	-157.5%
Provision for income taxes	152,096	20,832	131,264	630.1%
Effective income tax rate	-822.1%	64.7%

•	In fiscal year 2005, the provision for income taxes increased as compared to the prior year primarily due to charges for increases in valuation allowances against U.S. and international deferred tax assets of $140.2 million and $11.6 million, respectively, and because a tax benefit could not be claimed for book goodwill considered disposed as part of divestitures occurring in fiscal year 2005. The valuation allowance at December 30, 2005 was determined in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The combination of historical U.S. tax losses and the anticipated additional expenses to be incurred in the U.S. as part of the November 2005 restructuring program caused the Company to reconsider the need for a valuation allowance against its U.S. deferred tax assets. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. In certain cases, the negative evidence associated with historical losses cannot be overcome by management’s expectation of future taxable income. Based on the historical U.S. tax losses and the anticipated additional expenses to be incurred in the U.S. as part of the November 2005 restructuring program, it was no longer more likely than not that U.S. deferred tax assets would be fully realized. Accordingly, the Company recorded a charge for an additional valuation allowance of $140.2 million. If the November 2005 restructuring program produces the results anticipated by management, the Company anticipates that all or a portion of the valuation allowance would reverse in future periods.

•	In fiscal year 2004, the effective tax rate exceeds the U.S. statutory tax rate of 35% primarily due to the decision to begin remitting earnings of certain foreign subsidiaries to the U.S. parent company. An increase in income tax expense results from this decision since the foreign subsidiaries were, collectively, subject to a rate of tax lower than the U.S. statutory tax rate.

Net Income:

We recorded a net loss of $166.6 million in fiscal year 2005 compared to net income of $13.7 million in fiscal year 2004. The difference of $180.3 million was primarily due to an increase in the income tax provision ($131.3 million), a net increase in interest expense resulting from ineffective interest rate swap agreements ($5.5 million), the write-off of unamortized debt issuance costs ($11.7 million) associated with the April 2005 and December 2005 credit facility amendments, a loss on divestiture of the European and Canadian commercial laundry businesses ($3.5 million), compensation expense from the cancellation of our long-term incentive plan ($5.1 million), certain employee separation costs ($3.6 million) and partial contract termination fees ($3.0 million), as well as raw material cost increases in both our professional and polymer segments. In addition, price increases introduced late in 2004 and throughout fiscal year 2005 have not been able to fully offset these rising raw material costs. These factors were partially offset by income from the correction in the accounting treatment for equipment leased to customers ($3.8 million), a gain on discontinued operations ($4.0 million), partial termination fees associated with our sales agency agreement with Unilever ($3.3 million), a change in estimate for environmental reserves ($2.9 million) and risk insurance reserves ($2.1 million) based on updated exposure studies, a settlement with Unilever related to indemnified legal costs ($2.5 million) and the impact of cost reduction/containment programs.

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

EBITDA should not be construed as a substitute for, and should be considered together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP.

EBITDA decreased by $44.6 million, or 12.8%, compared to the prior year, primarily due to raw material cost increases in both our professional and polymer segments. Price increases introduced late in 2004 and the first nine months of 2005 have not been able to fully offset these rising raw material costs. Also contributing to the decrease in EBITDA were a loss on divestiture of the European and Canadian commercial laundry businesses ($3.5 million), compensation expense from the cancellation of our long-term incentive plan ($5.1 million), certain employee separation costs ($3.6 million) and partial contract termination fees ($3.0 million). These factors were partially offset by an increase from the correction in the accounting treatment for equipment leased to customers ($5.8 million), a gain on discontinued operations ($4.0 million), partial termination fees associated with our sales agency agreement with Unilever ($3.3 million), a change in estimate for environmental reserves ($2.9 million) and risk insurance reserves ($2.1 million) based on updated exposure studies, a settlement with Unilever related to indemnified legal costs ($2.5 million) and the impact of cost reduction/containment programs. For a reconciliation of EBITDA to net cash flows provided by operating activities, see “Item 6. Selected Financial Data.”

Fiscal Year Ended December 31, 2004, Compared to Fiscal Year Ended January 2, 2004

Net Sales:

	Fiscal Year Ended		Change
(dollars in thousands)	December 31, 2004	January 2, 2004	Amount	Percentage
Net product and service sales:
Professional	$2,772,593	$2,549,673	$222,920	8.7%
Polymer (1)	307,835	266,489	41,346	15.5%

	3,080,428	2,816,162	264,266	9.4%

Sales agency fee income	92,975	86,907	6,068	7.0%

	$3,173,403	$2,903,069	$270,334	9.3%

(1)	Excludes inter-segment sales to the professional segment

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar contributed $162 million to the increase in net product and service sales ($152 million for the professional segment and $9.8 million for the polymer segment) compared to the prior year.

•	Excluding the impact of foreign currency exchange rates, professional segment net product and service sales increased by $70.6 million, or 2.6%, compared to the prior year, primarily due to the impact of recent acquisitions, most notably Daisan Kogyo Co., Ltd. ($46.2 million), and volume growth in the Asia Pacific region (7.7%) from expansion into the developing markets in India and China, as well as in Thailand, Australia and New Zealand. This growth was partially offset by reduced volumes in North America, primarily in the first half of the year, due to competitive global pricing pressures, consolidation in the food and beverage industry and lower budgeted government and education spending. All other regions showed a slight improvement in net sales or were flat compared to the prior year.

•	Excluding the foreign currency impact, polymer segment net sales increased by $31.5 million, or 11.4%, compared to the prior year, primarily as a result of volume growth of 11.0%, mainly in the Asia Pacific and North America regions.

•	Excluding an $8.4 million increase from the strengthening of the euro and certain other foreign currencies against the U.S. dollar, net sales under our sales agency agreement with Unilever decreased $2.3 million, or 2.4%, compared to the prior year primarily due to certain brand disposals by Unilever in the European and Asia Pacific markets ($4.9 million) largely offset by an increase in partial termination fees ($2.7 million).

Gross Profit:

	Fiscal Year Ended		Change
(dollars in thousands)	December 31, 2004	January 2, 2004	Amount	Percentage
Professional	$1,267,916	$1,209,993	$57,923	4.8%
Polymer	83,183	87,188	(4,005)	-4.6%

	1,351,099	1,297,181	53,918	4.2%

Gross profit as a % of net sales:
Professional	44.2%	45.9%
Polymer	27.0%	32.7%

	42.6%	44.7%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar increased gross profits by $75.0 million ($72.1 million for the professional segment and $2.9 million for the polymer segment) compared to the prior year.

•	The reductions in gross margin were most evident in our polymer segment, where our products are formulated from solvents, acrylates and resins that include propylene, ethylene and benzene, all of which are dependent on the price of crude oil and natural gas. Styrene costs, a key raw material in our polymer business, are currently at a level more than 50% above their peak in 2003. Another contributor to the rise in raw material costs and the availability of product is a cyclical mismatch in demand and supply for these materials in the marketplace. As costs have increased, the polymer segment has trended toward an unfavorable product mix from customers substituting lower margin products for specialty polymers.

•	In our professional segment, the primary driver of the gross margin decline was an unfavorable product and services mix, primarily in Europe, Japan and Latin America, where lower margin products or services are being substituted for higher margin products. Increased crude oil and natural gas costs also negatively affected our floorcare business, where acrylic based polymers are more common in product formulations. The segment was also adversely impacted by higher freight and transportation costs, primarily in North America, which is attributable to the rise in crude oil prices, and additional depreciation expense ($12.8 million) resulting from a change in accounting estimate of dishwashing equipment useful lives.

•	We have implemented focused price increases to recover, to the extent possible, raw material cost increases. In addition, we intend to implement incentives and training programs designed to improve our product mix and continue our aggressive global cost reduction programs to lift gross margins.

Operating Expenses:

	Fiscal Year Ended		Change
(dollars in thousands)	December 31, 2004	January 2, 2004	Amount	Percentage
Selling, general and administrative expenses	$1,099,463	$1,059,565	$39,898	3.8%
Research and development expenses	75,283	72,798	2,485	3.4%
Restructuring expenses	20,525	12,919	7,606	58.9%

	$1,195,271	$1,145,282	$49,989	4.4%

As a percentage of net sales:
Selling, general and administrative expenses	34.6%	36.5%
Research and development expenses	2.4%	2.5%
Restructuring expenses	0.6%	0.4%

	37.6%	39.4%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar increased operating expenses by $58.0 million ($54.3 million in selling, general and administrative expenses, $2.5 million in research and development expenses and $1.2 million in restructuring expenses) for the fiscal year ended December 31, 2004 compared to the prior year.

•	Excluding the impact of foreign currency, selling, general and administrative expenses decreased $14.4 million compared to the prior year. Cost reductions are primarily due to synergies from restructuring and integration programs and an adjustment in pension plan costs ($5.8 million) related to census data and plan curtailments in Brazil and the U.K. These decreases more than offset the incremental operating expenses from the Daisan Kogyo Co., Ltd. acquisition ($11.6 million), as well as increases in capital software amortization costs related to projects placed into service in 2003, legal and other professional fees, employee benefit costs, particularly in North America, and other wages and costs.

Restructuring and Integration:

During the fiscal year ended December 31, 2004, we recorded $20.5 million of restructuring costs and $25.3 million of selling, general and administrative expenses related to our restructuring and integration programs in our consolidated statements of operations. These costs consisted primarily of severance costs recorded for employees terminated as part of approved integration projects, including the closure of facilities and organizational restructuring in the United States ($10.0 million) and initiatives in the Netherlands and Spain ($7.0 million) as we continued to consolidate our operations.

A summary of costs associated with the restructuring and integration program for the fiscal years ended December 31, 2004 and January 2, 2004 and from inception is outlined below. The reserve balance shown below reflects the aggregate reserves for restructuring costs.

	Fiscal Year Ended		Total Project to Date May 4, 2002 - December 31, 2004
(dollars in thousands)	December 31, 2004	January 2, 2004
Reserve balance at beginning of period	$34,798	$68,858	$—
Exit costs recorded as purchase accounting adjustments	—	10,480	80,574
Restructuring costs charged to income	20,525	12,919	53,090
Liability adjustments	(4,337)	—	(4,337)
Payments of accrued costs	(41,978)	(57,459)	(120,319)

Reserve balance at end of period	$9,008	$34,798	$9,008

Period costs classified as cost of sales	$—	$2,420	$4,878
Period costs classified as selling, general and administrative expenses	25,332	43,137	100,000
Capital expenditures	39,205	55,535	110,418

Non-Operating Results:

	Fiscal Year Ended		Change
(dollars in thousands)	December 31, 2004	January 2, 2004	Amount	Percentage
Interest expense	$124,705	$131,372	$(6,667)	-5.1%
Interest income	(6,273)	(7,035)	762	-10.8%

Net interest expense	118,432	124,337	(5,905)	-4.7%

Other (income) expense, net	4,909	(7,445)	12,354	—

•	Net interest expense decreased for the fiscal year ended December 31, 2004 compared to the prior year primarily due to the reduction in total debt outstanding and reduction in interest rates resulting from the August 2003 and February 2004 amendments to our senior secured credit facilities. This reduction was partially offset by increased debt issuance cost amortization expense related to the pre-payment of debt from the Whitmire divestiture and the expansion of our receivable securitization facility to our Italian operations.

•	Other expense, net, for the fiscal year ended December 31, 2004 included net losses from foreign currency transactions ($3.4 million) and non-recoverable sales tax assessments related to prior years ($1.1 million).

•	Other income, net, for the fiscal year ended January 2, 2004 primarily included net gains from foreign currency translation and transactions ($7.3 million).

Income Taxes:

	Fiscal Year Ended		Change
(dollars in thousands)	December 31, 2004	January 2, 2004	Amount	Percentage
Income before taxes and discontinued operations excluding minority interests	$32,202	$34,745	$(2,543)	-7.3%
Provision for income taxes	20,832	16,739	4,093	24.5%
Effective income tax rate	64.7%	48.2%

•	The provision for income taxes increased compared to the prior year primarily due to the decision to begin to remit earnings of certain foreign subsidiaries to us. An increase in income tax expense results from this decision since the foreign subsidiaries were, collectively, subject to a rate of tax lower than the U.S. statutory tax rate.

Net Income:

Net income decreased by $10.5 million, or 43.4%, to $13.7 million for the fiscal year ended December 31, 2004 compared to $24.1 million for fiscal year ended January 2, 2004, primarily due to a 210 basis point decrease in gross margin percentage, higher depreciation and amortization expense resulting from a change in accounting estimate for dishwashing machines ($12.8 million), and an increase in income tax expense ($4.1 million), primarily attributable to a non-cash charge for removing the permanently invested status for earnings of certain foreign subsidiaries, all as previously discussed.

EBITDA:

EBITDA increased by $20.3 million, or 6.2%, to $348 million for the fiscal year ended December 31, 2004, compared to $328 million for fiscal year ended January 2, 2004, primarily due to the $266 million increase in net sales and a $7.6 million net decrease in restructuring related expenses, partially offset by a 210 basis point decrease in gross margin percentage. For a reconciliation of EBITDA to net cash flows provided by operating activities, see “Item 6. Selected Financial Data.”

Liquidity and Capital Resources

	Fiscal Year Ended		Change
(dollars in thousands)	December 30, 2005	December 31, 2004	Amount	Percentage
Net cash provided by operating activities	$135,170	$198,776	$(63,606)	-32.0%
Net cash used in investing activities	(71,590)	(73,319)	1,729	-2.4%
Net cash provided by (used in) financing activities	74,718	(109,423)	184,141	168.3%
Capital expenditures	92,169	129,802	(37,633)	-29.0%

			Change
	December 30, 2005	December 31, 2004	Amount	Percentage
Cash and cash equivalents	$162,014	$28,044	$133,970	477.7%
Working capital (1)	419,957	408,129	11,828	2.9%
Total debt	1,409,035	1,345,163	63,872	4.7%

(1)	Working capital is defined as net accounts receivable, plus inventories less accounts payable.

•	Cash and cash equivalents were favorably impacted during fiscal year 2005 as a result of the December 2005 debt amendment which increased our term loan balance by $193 million. In addition, our cash position was strengthened by payments from Unilever to settle and/or partially settle pension adjustments related to the May 2002 acquisition of DiverseyLever ($28.9 million) and for indemnification of prior period legal expenses and current legal claims as provided for under the DiverseyLever acquisition agreement ($2.5 million). In addition, we realized cash proceeds from the divestiture of the European and Canadian commercial laundry businesses ($18.6 million). These cash inflows were used to pay down term borrowings under the senior secured credit facilities.

•	The decrease in net cash provided by operating activities for fiscal year 2005 compared to the prior year was primarily due to a $38.6 million difference in operating profit, a $54.1 million variance in the accounts receivable securitization facility participation and a $4.0 million gain related to the disposal of discontinued operations recognized in the first quarter of fiscal year 2005, partially offset by the aforementioned cash inflows from the divestiture of the European and Canadian commercial laundry businesses and payments from Unilever.

•	The decrease in net cash used in investing activities in fiscal year 2005 compared to the prior year was primarily due to a $37.6 million reduction in expenditures for property, plant and equipment and computer software, partially offset by a $33.8 million decrease in proceeds received from divestitures and property disposals. Other than our investment in dosing and feeder equipment with new and existing customer accounts, the characteristics of our business do not generally require us to make significant ongoing capital expenditures. We may make significant cash expenditures in the next few years in an effort to capitalize on cost savings opportunities.

•	The $74.7 million of net cash provided by financing activities in fiscal year 2005 was primarily due to proceeds from the December 2005 debt amendment of $193 million, partially offset by net repayments of debt from divestiture proceeds ($43.5 million) and dividends paid ($40.4 million) most of which were related to the cancellation of our share-based long-term incentive compensation plan.

•	The $109 million of net cash used in financing activities in fiscal year 2004 was primarily due to net debt repayments of $93.2 million resulting from the proceeds of the Whitmire divestiture and further expansion of the receivables securitization program to our Italian subsidiary, as well as $14.9 million in dividend payments.

•	The increase in net working capital in fiscal year 2005 compared to the prior year was due to a $31.2 million decrease in accounts payable, resulting from a 2.4 day reduction in average days in trade accounts payable, and a $1.9 million increase in inventories, resulting from increased raw material costs, partially offset by a $21.3 million reduction in accounts receivable resulting from a 3.3 day decrease in days sales outstanding as collection activities improved and the payment of related party receivables by Unilever.

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

The senior secured credit facilities were amended and restated in December 2005.

The amended facilities, among other things, permit the global restructuring program and modify the financial covenants contained in our previous credit facilities. The amended facilities consist of a revolving loan facility in an aggregate principal amount not to exceed $175 million, including a letter of credit sub-limit of $50 million and a swingline loan sub-limit of $30 million, that matures on December 16, 2010, as well as a term loan facility of up to $775 million that matures on December 16, 2011. In addition, the amended facilities include a committed delayed draw term facility of up to $100 million, which is available to be drawn until December 16, 2006 and would mature on December 16, 2010. The amended facilities also provide for an increase in the revolving credit facility of up to $25 million under specified circumstances. As of December 30, 2005, we had no borrowings under the revolving portion of the senior secured credit facilities and therefore had the ability to borrow $175 million under those revolving facilities.

As of December 30, 2005, we had total indebtedness of about $1.4 billion, consisting of $566.6 million of senior subordinated notes, $775.0 million of borrowings under the senior secured credit facilities, $22.7 million of other long-term borrowings and $44.8 million in short-term credit lines. In addition, we had $220.7 million in operating lease commitments, $2.8 million in capital lease commitments and $7.3 million committed under letters of credit that expire in fiscal year 2006.

		Payments Due by Period:
Contractual Obligations	Total	2006	2007-2008	2009-2010	2011 and Thereafter
	(dollars in thousands)
Long-term debt obligations:
Term credit facilities	$797,657	$12,550	$24,861	$23,996	$736,250
Senior subordinated notes (1)	911,993	54,535	109,071	109,071	639,316
Operating leases	220,692	64,782	78,979	26,668	50,263
Capital leases	2,845	1,672	861	274	38
Purchase commitments (2)	1,380	1,380	—	—	—

Total contractual obligations	$1,934,567	$134,919	$213,772	$160,009	$1,425,867

(1)	Includes scheduled annual interest payments at 9.625%
(2)	Primarily relates to commitments of our polymer business to purchase minimum quantities of styrene monomer from certain vendors

We believe that the cash flows from operations, together with available cash, borrowings available under our amended and restated senior secured credit facilities and the proceeds from our receivables securitization facility will generate sufficient cash flow to meet our liquidity needs for the foreseeable future, including our restructuring programs. Please refer to our forward-looking statements and “Item 1A. Risk Factors” for potential risks associated with our restructuring programs.

We have obligations related to our pension and post-retirement plans which are discussed in detail in Notes 19 and 20 of the Notes to Consolidated Financial Statements. As of the most recent actuarial measurement date, we anticipate making $33.8 million of contributions to pension plans in fiscal year 2006. Post-retirement medical claims are paid as they are submitted and are anticipated to be $3.6 million in fiscal year 2006.

Off-Balance Sheet Arrangements. We and certain of our subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001 whereby we and each participating subsidiary sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), our wholly owned, consolidated, special purpose, bankruptcy-remote subsidiary. JWPRC was formed for the sole purpose of buying and selling receivables generated by us and certain of our subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduit) less the applicable reserve. The accounts receivable securitization arrangement is accounted for under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities–A replacement of FASB Statement No. 125.” As of December 30, 2005 and December 31, 2004, our total potential for securitization of trade receivables was $150 million.

As of December 30, 2005 and December 31, 2004, the Conduit held $111 million and $130 million, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in our consolidated balance sheets.

As of December 30, 2005 and December 31, 2004, we had a retained interest of $149 million and $135 million, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value.

In fiscal year 2005, JWPRC’s cost of borrowing under the Receivables Facility was at a weighted average rate of 4.4% per annum, which is significantly lower than our incremental borrowing rate.

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

Financial Covenants under Our Senior Secured Credit Facilities

Under the amended terms of our senior secured credit facilities, we are subject to certain financial covenants. The financial covenants under the senior secured credit facilities require us to meet the following targets and ratios.

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

The senior secured credit facilities require that we maintain a leverage ratio of no more than the ratio set forth below for each of the financial covenant periods ending nearest the corresponding date set forth below:

Maximum Leverage Ratio
December 31, 2005	5.00 to 1
March 31, 2006	5.00 to 1
June 30, 2006	5.00 to 1
September 30, 2006	5.00 to 1
December 31, 2006	5.00 to 1
March 31, 2007	5.00 to 1
June 30, 2007	5.00 to 1
September 30, 2007	4.75 to 1
December 31, 2007	4.75 to 1
March 31, 2008	4.75 to 1
June 30, 2008	4.75 to 1
September 30, 2008	4.25 to 1
December 31, 2008	4.25 to 1
March 31, 2009	4.25 to 1
June 30, 2009	4.25 to 1
September 30, 2009	3.75 to 1
December 31, 2009	3.75 to 1
March 31, 2010	3.75 to 1
June 30, 2010	3.75 to 1
September 30, 2010 and thereafter	3.50 to 1

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

The senior secured credit facilities require that we maintain an interest coverage ratio of no more than the ratio set forth below for each of the financial covenant periods ending nearest the corresponding date set forth below:

Minimum Interest Coverage Ratio
December 31, 2005	2.00 to 1
March 31, 2006	2.00 to 1
June 30, 2006	2.00 to 1
September 30, 2006	2.00 to 1
December 31, 2006	2.00 to 1
March 31, 2007	2.00 to 1
June 30, 2007	2.00 to 1
September 30, 2007	2.25 to 1
December 31, 2007	2.25 to 1
March 31, 2008	2.25 to 1
June 30, 2008	2.25 to 1
September 30, 2008	2.50 to 1
December 31, 2008	2.50 to 1
March 31, 2009	2.50 to 1
June 30, 2009	2.50 to 1
September 30, 2009	2.75 to 1
December 31, 2009	2.75 to 1
March 31, 2010	2.75 to 1
June 30, 2010	2.75 to 1
September 30, 2010 and thereafter	3.00 to 1

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For our financial covenant period ended on December 30, 2005, we were in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the senior secured credit facilities.

Capital Expenditures. Capital expenditures are generally limited under the senior secured credit facilities to $150 million in each fiscal year and to $130 million for fiscal years following the fiscal year in which any sale of our polymer business occurs. To the extent that we make capital expenditures of less than the limit in any fiscal year, however, we may carry forward into the subsequent year the difference between the limit and the actual amount we expended, provided that the amounts we carry forward from the previous year will be allocated to capital expenditures in the current fiscal year only after the amount allocated to the current fiscal year is exhausted. As of December 30, 2005, we were in compliance with the limitation on capital expenditures for fiscal year 2005.

Restructuring Charges. The senior secured credit facilities limit the amount of cash payments (i) arising in connection with the November 2005 restructuring program at any time from fiscal year 2006 through the end of fiscal year 2009 to $355 million in the aggregate and (ii) arising in connection with permitted divestitures at any time from fiscal year 2006 through the end of fiscal year 2008 to $45 million. As of December 30, 2005, we were in compliance with the limitation on spending for restructuring and permitted divestiture related activities.

In addition, the senior secured credit facilities contain covenants that restrict our ability to declare dividends and to redeem and repurchase capital stock. The senior secured credit facilities also limit our ability to incur additional liens, engage in sale-leaseback transactions and incur additional indebtedness and make investments.

Senior Discount Notes of Holdings

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

For further discussion of the related party transactions, see note 25 to our audited consolidated financial statements and “Item 13. Certain Relationships and Related Transactions,” included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a result of our acquisition of the DiverseyLever business, we have a significant amount of indebtedness. In May 2002 in connection with the acquisition, we issued senior subordinated notes and entered into $1.2 billion senior secured credit facilities. In December 2005, we entered into amended and restated senior secured credit facilities.

Interest Rate Risk

As of December 30, 2005, we had $775 million of debt outstanding under our senior secured credit facilities. After giving effect to the interest rate swap transactions that we have entered into with respect to some of the borrowings under our credit facilities, $556 million of the debt outstanding remained subject to variable rates. We also have entered into interest rate swap agreements with a notional value of €146 million that were related to the euro portion of the term loan B that was fully repaid in April 2005. As a result of the debt repayment, these interest rate swaps have been deemed ineffective and, therefore, must be marked-to-market at the end of each accounting period. Because of certain intercompany funding arrangements, we believe that these swaps provide an economic hedge to the incremental debt used to finance the repayment. In addition, as of December 30, 2005, we had $66.0 million of debt outstanding under foreign lines of credit, all of which were subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. At the above level of variable rate borrowings, we do not anticipate a significant impact on earnings in the event of a reasonable change in interest rates. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of the overall economic activity that could exist in such an environment.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Consolidated Financial Statements beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During fiscal years 2005 and 2004 and through the date of this annual report, there were no disagreements with Ernst & Young LLP, our independent registered public accounting firm, on accounting principles or practices, financial statement disclosures, audit scope or audit procedures.

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

Disclosure Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include those components of our internal control over financial reporting that are designed to provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. GAAP. To the extent that components of our internal control over financial reporting are included in our Disclosure Controls, they are included in the scope of our quarterly evaluation of Disclosure Controls.

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

Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this annual report, our Disclosure Controls are effective to ensure that material information relating to JohnsonDiversey, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective in providing reasonable assurance that our financial statements are fairly presented in conformity with U.S. GAAP. In addition, no change in our internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of our directors and executive officers, their ages as of March 3, 2006, and their positions and offices:

Name	Age	Position
S. Curtis Johnson III	50	Director and Chairman
Edward F. Lonergan	46	Director, President and Chief Executive Officer
JoAnne Brandes	52	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Joseph F. Smorada	59	Executive Vice President and Chief Financial Officer
Sanjib Choudhuri	57	Senior Vice President – Chief Marketing Officer
Gregory F. Clark	52	Senior Vice President – Global Supply Chain
Stephen A. Di Biase	53	Senior Vice President – Chief Scientific Officer
Diarmuid P. Ryan	54	Senior Vice President – Global Human Resources
Pedro Chidichimo	47	Regional President – Latin America
Mark S. Cross	49	Regional President – Europe
Thomas M. Gartland	48	Regional President – North America
Edward J. Kennedy	49	Regional President – Asia Pacific
Norio Kinouchi	56	Regional President – Japan
J. Gary Raley	56	President – Johnson Polymer
David S. Andersen	45	Vice President – Global Business Development
Lori P. Marin	44	Vice President and Coporate Treasurer
John W. Matthews	46	Vice President – Corporate Affairs
Clive A. Newman	42	Vice President and Corporate Controller
Todd C. Brown	56	Director
Irene M. Esteves	47	Director
Robert M. Howe	61	Director
Helen P. Johnson-Leipold	49	Director
Clifton D. Louis	50	Director
Neal R. Nottleson	68	Director
Reto Wittwer	57	Director

S. Curtis Johnson III has served as Chairman since February 1996. He also has served as Chairman of Holdco since December 1999 and Chairman of Holdings since November 2001. From 1983 through 1996, Mr. Johnson held various positions with SCJ, most recently serving as Vice President – Global Business Development from October 1994 to February 1996. He has held several other executive offices at SCJ, including Vice President and Managing Director of Mexican Johnson, Director – Worldwide Business Development and general partner of Wind Point Partners, L.C., a venture capital partnership which he co-founded and in which SCJ was a major limited partner. Mr. Johnson holds a Bachelor of Arts degree in Economics from Cornell University and a Master of Business Administration in Marketing/Finance from Northwestern University. Mr. Johnson also serves as a director of Cargill, Incorporated, an international provider of food and agricultural products, and the World Wildlife Fund, a privately financed conservation organization. He is a descendant of Samuel Curtis Johnson, the brother of Helen Johnson-Leipold and cousin of Clifton Louis, both directors of our company.

Edward F. Lonergan has served as director and President and Chief Executive Officer since February 13, 2006. Mr. Lonergan has also served as a director of Holdco and as director and President and Chief Executive

Officer of Holdings since February 13, 2006. Prior to joining us, Mr. Lonergan had over 25 years of experience in the consumer products industry, most recently serving as President of the European region for The Gillette Company from May 2002 until January 2006. He was employed from 1981 to April 2002 by The Procter & Gamble Company, where he held a variety of responsibilities including most recently Customer General Management assignments in Europe and the United States. Mr. Lonergan graduated from Union College of New York in 1981 with a Bachelor of Arts degree in Political Science. Mr. Lonergan replaced Gregory E. Lawton, who announced his retirement in September 2005 but continued in his capacity as President and Chief Executive Officer of our company and Holdings until February 13, 2006.

JoAnne Brandes has served as Executive Vice President since March 2003, as General Counsel since October 1996, as Secretary since October 1997, and as Chief Administrative Officer since January 2002. Ms. Brandes also served as Senior Vice President from October 1997 until March 2003. From October 1996 until October 1997, she was Vice President and General Counsel. She has also been the Senior Vice President and General Counsel of Holdco since December 1999, the Vice President and Secretary of Holdings since November 2001 and General Counsel of Holdings since August 2003. From 1981 through October 1996, Ms. Brandes held various leadership positions at SCJ. Prior to that, Ms. Brandes was in the private practice of law in Milwaukee, Wisconsin. Ms. Brandes holds a Bachelor degree from the University of Wisconsin – Eau Claire and a Juris Doctor degree from Willamette University College of Law. Ms. Brandes also serves as a member of the boards of directors of Alternative Resources Corporation, Bright Horizons Family Solutions, Inc. and Johnson Family Funds, Inc. She also is a Regent Emeritus of the University of Wisconsin System.

Joseph F. Smorada has served as Executive Vice President and Chief Financial Officer since November 2004 and as Global Leader for our restructuring program since May 2005. Mr. Smorada has also been the Vice President and Chief Financial Officer of Holdings since November 2004. From 1992 until October 2004, Mr. Smorada served as Executive Vice President and Chief Financial Officer and, most recently, as Executive Consultant, at Axel Johnson Inc., an international company with business interests, public and private, in manufacturing, energy and technology products and services. Mr. Smorada holds a Bachelor degree in Economics from California University of Pennsylvania and has also completed management development programs at Harvard University, the University of Pennsylvania, Cornell University and Columbia University.

Sanjib Choudhuri has served as Senior Vice President – Chief Marketing Officer since January 2006. He was our Senior Vice President – Global Strategy Development from February 2004 through December 2005. From May 2002 through February 2004, he was loaned to us from Unilever, serving as Vice President—Global Strategy Development. From 1991 through May 2002, Mr. Choudhuri served in various management positions at Unilever, most recently as Vice President—Knowledge Management from 1999 until May 2002. Mr. Choudhuri holds a Bachelor degree in Chemical Engineering from Indian Institute of Technology in India and a Master of Business Administration from the University of Western Ontario, Canada.

Gregory F. Clark has served as Senior Vice President – Global Supply Chain since January 2004. He was our Senior Vice President – Global Development and Customer Solutions from May 2002 until January 2004 and was our Vice President – Global Manufacturing and Sourcing from May 1999 until May 2002. From 1978 through May 1999, Mr. Clark served at SCJ in a variety of manufacturing, operations and financial positions domestically and internationally. Mr. Clark holds a Bachelor degree in Chemical Engineering from Purdue University and a Master of Business Administration from the University of Chicago.

Stephen A. Di Biase has served as Senior Vice President – Chief Scientific Officer since September 2004. From 1978 to August 2004, Dr. Di Biase served in various management positions at Lubrizol Corporation, a global provider of specialty chemicals and materials, most recently as Vice President – Emulsified Products from January 2001 until August 2004 and Vice President of Research, Development and Engineering from 1993 to January 2001. Dr. Di Biase holds a Ph.D. in Chemistry from Pennsylvania State University and a Bachelor degree in Chemistry from St. John Fischer College.

Diarmuid P. Ryan has served as Senior Vice President – Global Human Resources since May 2004. Prior to joining us, Mr. Ryan led his own leadership development consultancy practice in Europe from November 2001 until April 2004. From February 1998 until October 2001, Mr. Ryan served as Human Resources Director for Waterford

Crystal. Mr. Ryan has over 20 years of global human resources experience having also served in leadership positions with Pepsico and Intercontinental Hotels in Europe, the Middle East and North America. Mr. Ryan holds a Master degree in Manpower Development from the University of Westminster in the U.K.

Pedro Chidichimo has served as Regional President – Latin America since July 2005. Mr. Chidichimo, who joined us in 1994, has served as Vice President of our Southern & Andina Latin America sub-region from 2002 until June 2005 and as managing director of our Argentina operations from 1997 until June 2005. Mr. Chidichimo holds a Bachelor degree in Chemical Engineering from Universidad de Buenos Aires and a Master of Business Administration from Universidad Austral in Argentina.

Mark S. Cross has served as Regional President – Europe since May 2005. From August 2003 until April 2005, Mr. Cross served as our Senior Vice President – Global Marketing & Customer Management and Group President – Latin America and Asia Pacific. From 1979 until August 2003, Mr. Cross served in various management positions at Kimberly-Clark Corporation, a global supplier of paper and consumer products, most recently as President of Kimberly-Clark Professional from 2001 until August 2003. Mr. Cross holds a Bachelor degree in Chemical Engineering from the University of Maine and a Master of Business Administration from Harvard University.

Thomas M. Gartland has served as Regional President – North America since May 2003 and has been Vice President of Sales – Health and Hospitality since May 2002. From May 1998 until May 2002, Mr. Gartland served as Vice President – Business Development. Mr. Gartland has over twenty years of experience in the institutional and industrial cleaning, sanitation and hygiene industry, including more than ten years of service with us and the former DiverseyLever business, where he held a variety of management positions, including Vice President – Corporate Accounts and Vice President – Sales and Marketing. Mr. Gartland holds a Bachelor degree from the College of St. Thomas.

Edward J. Kennedy has served as Regional President – Asia Pacific since October 2005. Prior to joining us, Mr. Kennedy was an independent consultant serving clients in the life science industry. Mr. Kennedy held many management positions from 1981 through 2001 at Bristol-Myers Squibb, a global pharmaceutical and health care related products company. His most recent positions included Vice President – International, for the ConvaTec Division from April 2000 through March 2001 and Vice President – Sales and Marketing for the Apothecon Division from May 1999 through April 2000. Mr. Kennedy holds a Bachelor degree in Civil Engineering from Syracuse University.

Norio Kinouchi has served as Regional President – Japan since January 2006. From April 2001 until December 2005, Mr. Kinouchi served as a managing director in our Japanese operations, including the Daisan business from May 2002 until December 2005 and the TeepolDiversey business from April 2001 until March 2002. From 1972 until April 2001, Mr. Kinouchi served in various management positions at Development Bank of Japan. Mr. Kinouchi holds a Bachelor degree from Kyoto University in Japan and a Master of Business Administration from Stanford University.

J. Gary Raley has served as President and Chief Operating Officer of Johnson Polymer since May 2002. Prior to joining Johnson Polymer, he was President of Johnson Wax Professional, North America from April 2000 until May 2002, and Senior Vice President, Global Sales and Marketing from June 1998 until April 2000. Mr. Raley holds a Bachelor degree in Economics from Bellarmine University and an Executive Master of Business Administration from Harvard Business School.

David S. Andersen has served as Vice President – Global Business Development since July 2003. From February 1997 through July 2003, Mr. Andersen served in numerous management positions, most recently as Vice President – Global Enterprise Development from May 2002 until July 2003, Vice President – eSolutions from October 2000 until May 2002, and Vice President – Global Enterprise Development Group from July 1999 until October 2000. From 1991 through February 1997, Mr. Andersen held numerous management positions at SCJ, most recently as Director of Worldwide Business Development. Mr. Andersen holds a Bachelor degree from Brown University and a Master of Business Administration from Harvard University.

Lori P. Marin has served as Vice President and Corporate Treasurer since May 2005. Prior to joining us, Ms. Marin served as Managing Director of the Risk Services Group for Aon from June 2003 until May 2005. From September 1996 until January 2003 Ms. Marin served as Vice President and Treasurer of Keebler Foods Co. Ms. Marin has over 13 years of global treasury experience having also served as Director of Finance for Dominick’s Finer Foods, and over 10 years of experience as a commercial banker, having commenced her career as a First Scholar at The First National Bank of Chicago. Ms. Marin is a Certified Cash Manager and holds a Bachelor of Science in Finance from Washington University in St. Louis and a Master of Business Administration from the University of Chicago.

John W. Matthews has served as Vice President Corporate Affairs since May 2002. Mr. Matthews has more than 20 years of experience in strategic communications, regulatory and public affairs. Prior to joining us, Mr. Matthews led the national Public Affairs Practice Group for the Foley & Lardner law firm based in Milwaukee. Mr. Matthews began his career as a news reporter, and then moved into government, eventually becoming chief of staff to former Wisconsin Governor Tommy Thompson. Mr. Matthews holds a Bachelor degree in Journalism from the University of Wisconsin – Whitewater.

Clive A. Newman has served as Vice President and Corporate Controller since May 2002, upon the closing of the DiverseyLever acquisition. From 1986 until May 2002, Mr. Newman held various positions at Unilever, most recently as Controller and Vice President—Finance Europe for DiverseyLever from May 2001 until May 2002 and Finance Manager—Beverages for Unilever from 2000 until April 2001. Mr. Newman holds a Bachelor degree in Economics from Leicester University in the UK and is an Associate of the Chartered Institute of Management Accountants.

Todd C. Brown has served as a director since April 2001. Mr. Brown has also been a director of Holdco since April 2000 and of Holdings since May 2002. Since August 2003, Mr. Brown has served as Vice Chairman of ShoreBank Corporation and Chairman of the Board of Directors for ShoreBank’s banking operations in Chicago, Detroit, and Cleveland. From 1985 through June 2003, Mr. Brown served in various positions at Kraft Foods, Inc., most recently as Executive Vice President and President of its e-Commerce Division from January 2001 until June 2003 and President of Kraft Foodservices Division from April 1998 until December 2000. Mr. Brown is also a director of ADVO Inc., a targeted direct mail marketing services company.

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

Neal R. Nottleson has served as a director since March 1999. Mr. Nottleson has also been a director Holdings since September 1999 and of Holdco since May 2002. Mr. Nottleson was the Vice Chairman of SCJ from October 1996 until his retirement in June 1999.

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

Code of Ethics

We and our employees operate under the values and principles defined in our “This We Believe” culture, which extends to our customers and users, the general public, our neighbors and the world community. We have adopted a Finance Officers Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. As a best practice, this code has been executed by all other key financial and accounting personnel as well. In addition, we have adopted a general code of business conduct for all of our directors, officers and employees, which is known as the JohnsonDiversey, Inc. Code of Ethics and Business Conduct. The Finance Officers Code of Ethics, the JohnsonDiversey, Inc. Code of Ethics and Business Conduct and other information regarding our corporate governance is available on our website (www.johnsondiversey.com), or free of charge by writing c/o Investor Relations at the address on the cover page of this annual report on Form 10-K. In addition to any reports required to be filed with the SEC, we intend to disclose on our website any amendments to, or waivers from, the Finance Officers Code of Ethics or the JohnsonDiversey, Inc. Code of Ethics and Business Conduct that are required to be disclosed pursuant to SEC rules. To date, there have been no waivers of the Finance Officers Code of Ethics or the JohnsonDiversey, Inc. Code of Ethics and Business Conduct.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation earned during our last three fiscal years by our Chief Executive Officer as of December 30, 2005 and our four other most highly compensated executive officers. The officers listed in the following table are referred to as the named executive officers.

Summary Compensation Table

								Long-Term Compensation				All Other Compensation ($)
			Annual Compensation					Awards
Name and Principal Position	Year		Salary ($)	Bonus ($)		Other Annual Compensation ($)		Restricted Stock Awards ($)		Securities Underlying Options (#) (1)
Gregory E. Lawton*	2005		905,000	786,123	(2)	18,844	(3)	—		17,100	(4)	3,174,476	(5)
President and Chief	2004		882,500	1,463,350	(6)	70,418	(7)	—		15,000	(8)	614,564	(9)
Executive Officer	2003		861,308	704,202	(10)	107,371	(11)	1,001,109	(12)	23,000	(13)	619,334	(14)

S. Curtis Johnson III	2005		671,250	543,464	(2)	56,192	(15)	—		17,100	(4)	17,529	(16)
Chairman	2004		655,000	1,007,332	(6)	64,530	(15)	—		15,000	(8)	19,272	(17)
	2003		640,854	518,475	(10)	107,554	(18)	90,463	(19)	23,000	(13)	11,446	(20)

Joseph F. Smorada	2005		441,250	963,000	(2)	10,000	(21)	—		5,100	(4)	31,041	(22)
Executive Vice President,	2004	(23)	71,667	—		—		339,025	(24)	2,500	(25)	41,642	(26)
Chief Financial Officer	2003		—	—		—		—		—		—

JoAnne Brandes	2005		439,500	407,503	(2)	10,000	(21)	—		5,100	(4)	23,418	(27)
Executive Vice President, Chief	2004		416,250	451,063	(6)	20,571	(28)	—		3,600	(8)	128,135	(29)
Administrative Officer, General Counsel and Secretary	2003		405,096	230,082	(10)	26,739	(30)	57,101	(19)	6,210	(13)	170,178	(31)

Mark S. Cross	2005		378,500	200,072	(2)	45,706	(39)	—		4,500	(4)	21,815	(32)
Regional President - Europe	2004		368,250	121,400	(6)	11,400	(33)	—		3,600	(8)	118,124	(34)
	2003	(35)	150,923	100	(10)	7,174	(36)	753,709	(37)	3,900	(13)	100,000	(38)

*	Mr. Lawton retired as President and Chief Executive Officer effective February 13, 2006.
1.	Represents shares of class B or C common stock of Holdco. In December 2005, we approved the cancellation of the share-based long-term incentive compensation plan. In connection with this decision, Holdco commenced an offer to purchase all of its outstanding class C common stock and options to purchase class C common stock. The offer expired on March 6, 2006. Pursuant to the offer, holders of Holdco’s class B common stock and class C common stock who tendered shares in the offer received $83.30 and $139.25, respectively, in cash, without interest, for each share of class B and C common stock tendered. Holders of options to purchase class C common stock received a cash payment as follows: (a) for options with an exercise price less than $139.25 per share, an amount equal to the difference between $139.25 and the exercise price for each share of class C common stock issuable upon exercise of the options and (b) for options with an exercise price equal to or greater than $139.25 per share, $8.00 for each share of class C common stock issuable upon the exercise of the options. As a result of the offer, the named executive officers received cash payments with respect to their shares of class B and C common stock and options as follows: Mr. Lawton $0 and $2,999,445; Mr. Johnson $0 and $548,923; Mr. Smorada $0 and $0; Ms. Brandes $0 and $564,524 and $904,707: and Mr. Cross $0 and $182,418. The options listed in this column have been cancelled as of the date of this report.
2.	Bonuses paid in 2005 pertain to performance for the twelve month period ended December 31, 2004.
3.	Consists of $17,500 of flexible spending account and $1,344 of personal travel allowance.
4.	Options granted in 2005 had an exercise price of $143.06. See Note 1 above for information related to the cancellation of the share-based long-term incentive compensation plan.
5.	In connection with his announced retirement in September 2005 and in accordance with his employment agreement, Mr. Lawton received a lump-sum payment of $3,135,088 in December 2005 under our supplemental executive retirement plan. In addition, Mr. Lawton received $14,457 of dividend equivalents on unvested restricted stock, $5,000 for use of company facilities, a $2,000 contribution to a retiree medical savings account, $10,614 of employer’s deferred profit sharing and matching contributions to a 401(k) plan and $7,317 of deferrable profit sharing in excess of deferral limits paid in cash.

6.	Bonuses paid in 2004 pertain to performance for the twelve month period ended January 2, 2004.
7.	Consists of $17,500 of flexible spending account, $6,401 of personal travel allowance, and $46,517 for reimbursement of company loan interest expense.
8.	Options granted in 2004 have an exercise price of $136.79. See Note 1 above for information related to the cancellation of the share-based long-term incentive compensation plan.
9.	Consists of $561,153 in loan forgiveness of 50% of the principal balance of a company loan due for the purchase of class C common stock plus a 45% gross-up, $887 interest paid on deferred compensation account, $32,290 as dividend equivalents on unvested restricted stock, $770 for use of company facilities, a $2,000 contribution to a retiree medical savings account, $10,400 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $7,064 of deferrable profit sharing in excess of deferral limits paid in cash.
10.	Bonuses paid in 2003 pertain to performance for the six month period ended January 3, 2003.
11.	Consists of $17,500 of flexible spending account, $11,200 of personal travel allowance, and $78,671 reimbursement of company loan interest expense.
12.	All shares in this column were granted at $115.07 per share and were to have vested 100% in 2008. As a result of Mr. Lawton’s announced retirement, all shares of restricted stock held by Mr. Lawton were forfeited.
13.	Two option grants were awarded in 2003. The spring grant awarded options that were authorized in the fourth quarter of 2002 and have an exercise price of $106.93. The fall grant has an exercise price of $115.07. See Note 1 above for information related to the cancellation of the share-based long-term incentive compensation plan.
14.	Consists of a $575,105 of loan forgiveness of 75% of the principal balance of a company loan due for the purchase of class C common stock plus a 45% gross-up, $2,171 interest paid on deferred compensation account, $31,517 as dividend equivalents on unvested restricted stock, $400 contribution to a retiree medical savings account, $8,000 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $2,141 of deferrable profit sharing in excess of deferral limits paid in cash.
15.	Represents personal use of company aircraft.
16.	Consists of $296 as dividend equivalents on unvested restricted stock, $2,000 contribution to a retiree medical savings account, $10,373 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $4,860 of deferrable profit sharing in excess of deferral limits paid in cash.
17.	Consists of $1,971 as dividend equivalents on unvested restricted stock, $2,000 contribution to a retiree medical savings account, $194 interest on a deferred compensation account, $10,400 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $4,707 of deferrable profit sharing in excess of deferral limits paid in cash.
18.	Consists of $7,000 of flexible spending account, and $100,554 for the personal use of company aircraft.
19.	All shares in this column were granted at $106.93 per share and were 100% vested in fiscal year 2005. As of December 30, 2005, Mr. Johnson held a total of 1,408 shares of restricted stock and Ms. Brandes held a total of 1,013 shares of restricted stock.
20.	Consists of $1,971 as dividend equivalents on unvested restricted stock, $400 contribution to a retiree medical savings account, $8,000 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $1,075 of deferrable profit sharing in excess of deferral limits paid in cash.
21.	Consists of flexible spending account.
22.	Consists of $1,750 as dividend equivalents on unvested restricted stock, $7,363 of employer’s matching contributions to a 401(k) plan, and $21,928 in relocation expense reimbursement.
23.	Mr. Smorada joined us in November 2004. All components of 2004 compensation relate to the period from November through December.
24.	Represents shares of class C common stock of Holdco. All shares in this column were granted at $135.61 per share with 50% vesting in December 2008 and 50% vesting in December 2009. As of December 30, 2005, Mr. Smorada held a total of 2,500 shares of restricted stock.
25.	Options granted upon hire in 2004 have an exercise price of $135.61. See Note 1 above for information related to the cancellation of the share-based long-term incentive compensation plan.
26.	Consists of $875 as dividend equivalents on unvested restricted stock, $860 of employer’s matching contributions to a 401(k) plan, $50,000 sign-on bonus, and $22,907 in relocation expense reimbursement.
27.	Consists of $5,937 as dividend equivalents on unvested restricted stock, $5,000 for use of company facilities, $2,000 contribution to a retiree medical savings account, $8,199 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $2,282 of deferrable profit sharing in excess of deferral limits paid in cash.
28.	Consists of $10,000 of flexible spending account, $2,201 of personal travel allowance, and $8,370 reimbursement of company loan interest expense.

29.	Consists of $100,975 of loan forgiveness of 50% of the principal balance of a company loan due for the purchase of class C common stock plus a 45% gross-up, $12,569 as dividend equivalents on unvested restricted stock, $2,000 contribution to a retiree medical savings account, $10,400 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $2,191 of deferrable profit sharing in excess of deferral limits paid in cash.
30.	Consists of $9,990 of flexible spending account and $16,749 reimbursement of company loan interest expense.
31.	Consists of a $149,797 of loan forgiveness of 75% of the principal balance of a company loan due for the purchase of Class C common stock plus a 45% gross-up, $13,113 as dividend equivalents on unvested restricted stock, $400 contribution to a retiree medical savings account, and $6,868 of employer’s deferred profit sharing and matching contributions to a 401(k) plan.
32.	Consists of $3,668 as dividend equivalents on unvested restricted stock, $5,770 for use of company facilities, $10,614 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $1,763 of deferrable profit sharing in excess of deferral limits.
33.	Consists of $10,000 of flexible spending account and $1,400 of personal travel allowance.
34.	Consists of $8,712 as dividend equivalents on unvested restricted stock, $9,412 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $100,000 sign-on bonus.
35.	Mr. Cross joined us in August 2003. All components of 2003 compensation relate to the period from August through December.
36.	Consists of $2,974 of flexible spending account and $4,200 of personal travel allowance.
37.	Represents shares of class C common stock of Holdco. All shares in this column were granted at $115.07 per share and vest 20% per year from fiscal year 2004 to fiscal year 2008. As of December 30, 2005, Mr. Cross held a total of 5,240 shares of restricted stock.
38.	Consists of $100,000 sign-on bonus.
39.	Consists of $10,000 flexible spending allowance and $35,706 of expat allowance.

Option/SAR Grants in Last Fiscal Year

We have a long-term incentive compensation plan that allows us to grant rights to purchase shares of class C common stock of Holdco to certain of our senior management. All awards granted under the plan are stock option grants. Newly issued stock options vest over four years and have an exercise period of seven years from the date of grant. Stock options granted to the named executive officers in fiscal year 2005 are noted below. In December 2005, we approved the cancellation of this share-based long-term incentive compensation plan. In connection with this decision, Holdco commenced an offer to purchase all of its outstanding class C common stock and options to purchase its class C common stock. Each of the named executive officers tendered their shares or options in the offer and, as a result, all of the options listed below have been canceled as of the date of this report. No stock appreciation rights (“SARs”) were granted to the named executive officers during this period.

Name	Number of Securities Underlying Options Granted	Percent of Total Options granted to Employees in 2005	Exercise Price ($/Sh) (1)	Expiration Date	Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term
					5%	10%
Gregory E. Lawton	17,100	11%	$143	April 2012	$995,900	$2,320,871
S. Curtis Johnson III	17,100	11%	143	April 2012	995,900	2,320,871
Joseph F. Smorada	5,100	3%	143	April 2012	297,023	692,190
JoAnne Brandes	5,100	3%	143	April 2012	297,023	692,190
Mark S. Cross	4,500	3%	143	April 2012	262,079	610,756

(1)	Exercise price is the most recently calculated share price using a Cash Flow Return on Investment (“CFROI”) model in effect at the time of the stock option grant.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

The following table summarizes pertinent information concerning the exercise of stock options to purchase class C common stock of Holdco during our fiscal year 2005 by each of the named executive officers and the fiscal year-end value of unexercised options. In December 2005, we approved the cancellation of the share-based long-term incentive compensation plan. In connection with this decision, Holdco commenced an offer to purchase all of its outstanding class C common stock and options to purchase its class C common stock. Each of the named executive officers tendered their shares or options in the offer and, as a result, all of the options listed below have been canceled as of the date of this report..

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at End of 2005 Exercisable/ Unexercisable	Value of Unexercised In- The-Money Options at End of 2005 (1) Exercisable/ Unexercisable
Gregory E. Lawton	—	—	10,995 / 55,100	$1,458,766 /$4,608,920
S. Curtis Johnson III	—	—	61,716 / 55,100	6,447,709 / 4,608,920
Joseph F. Smorada	—	—	0 / 7,600	0 / 339,025
JoAnne Brandes	—	—	3,516 / 14,910	434,442 / 1,184,155
Mark S. Cross	—	—	0 / 12,000	0 / 941,217

(1)	At December 30, 2005, an estimated market value of $139.25 per share of class C common stock was used to determine the value of the in-the-money options.

Pension Plan

Employees who have completed at least one year of service with us with more than 1,000 hours of service and who work a regular schedule of at least 20 hours a week are eligible to participate in our “cash balance” retirement plan. Each participant has an account balance which represents his or her benefit under the retirement plan. Under the retirement plan, we make annual credits to a participant’s cash balance account in an amount equal to 5% of the participant’s eligible compensation up to the Social Security wage base and 10% in excess thereof and an investment credit each plan year. The investment credit is based on the value of the participant’s cash balance account as of December 31 of the prior year and 75% of the rate of return earned by the pension trust. The investment credit will never be less than 4%. Our retirement plan consists of two components: a qualified retirement plan and a non-qualified plan. For purposes of the qualified retirement plan, “eligible compensation” is the participant’s salary and bonus as included in the Summary Compensation Table above, subject to an annual limitation imposed by law which for 2005 was $210,000. For amounts of eligible compensation above the annual limitation, the credits for each participant continue under the non-qualified plan. Each participant becomes fully vested in the benefits under the retirement plan after five years of employment. Vested benefits may be paid upon termination of employment or retirement. Under the plan, a participant is eligible to retire at age 50 with at least 10 years of service. The retirement plan specifies various options that participants may select for the distribution of their accrued balance, including forms of annuity payments and lump sum distributions.

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

The participant’s percentage of final average monthly pay is the percentage that corresponds to the sum of the participant’s age and years of service before retirement (which sum is referred to in the table as points) in the table below:

Points	Pension as % of Final Average Monthly Pay
62	6.0
63	6.5
64	7.0
65	7.5
66	8.0
67	8.5
68	9.0
69	9.5
70	10.0
71	10.5
72	11.0
73	11.5
74	12.0
75	12.5
76	13.0
77	13.5
78	14.0
79	14.5
80	15.0
81	15.5
82	16.0
83	16.5
84	17.0
85	17.5
86	18.0
87	18.5
88	19.0
89	19.5
90	20.0
91	20.5
92	21.0
93	21.5
94	22.0
95	22.5
96	23.0
97	23.5
98	24.0
99	24.5
100	25.0

The participant’s monthly pension for service before 1975 is calculated using the percentage formula as follows:

8/10 of 1% (.008)	x	Final average monthly pay	x	Years of service before 1975	=	Monthly pension service before 1975

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

Executive Officer	Qualified Retirement Plan
Gregory E. Lawton	$158,750
S. Curtis Johnson III	1,373,040
Joseph F. Smorada	140,691
JoAnne Brandes	1,298,906
Mark S. Cross	533,403

The following table sets forth the estimated lump sum payable to each of the named executive officers at normal retirement age of 65, assuming 3% annual increases in eligible compensation until retirement, 2% annual increases in Social Security wage base and Consumer Price Index and an annual investment credit of 4% under our non-qualified retirement plan:

Executive Officer	Non-Qualified Retirement Plan
Gregory E. Lawton	$1,115,390
S. Curtis Johnson III	3,251,899
Joseph F. Smorada	240,098
JoAnne Brandes	1,112,995
Mark S. Cross	646,164

On December 30, 2005, we paid out a lump sum benefit to Mr. Lawton relating to his funded supplemental executive retirement plan in the amount of $3,135,088.

Ms. Brandes also participates in our funded supplemental executive retirement plan. The provisions of the plan entitle her to a monthly benefit payable in a single life annuity equal to one-twelfth of $50,000 upon retirement. Retirement is defined as attaining age 58 for Ms. Brandes. If Ms. Brandes’ employment is terminated due to a change in control of our company, she is entitled to receive the same benefit as if her retirement had occurred on the day before the change in control. The projected benefit obligation upon Ms. Brandes’ attainment of age 58, in fiscal year 2012, is $2.6 million.

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

In December 2005, we approved the cancellation of the long-term incentive plan and as of that time, ceased granting stock options under the plan. However, stock options previously granted under the plan that were not tendered in connection with Holdco’s offer to purchase as described above, remain outstanding pursuant to their existing terms.

Director Compensation

The Vice Chairman of our board of directors, who also serves as the Chairman of the Compensation Committee, was paid $93,750 for fiscal year 2005. Also in fiscal year 2005, the Chairman of the Audit Committee was paid $80,000 and other directors who are not our employees were paid $70,000. All of the directors who receive annual retainers receive at least 50% of the cash value of their annual retainer in class C common stock of Holdco and have the opportunity to elect to receive the full amount of the retainer in such shares. Additionally, all non-employee directors receive options to purchase class C common stock of Holdco under the long-term equity incentive plan to purchase a number of shares whose value on the date of grant is equal to about 50% of each director’s annual retainer. All of our directors are also directors of Holdings. The above described fees are fees for serving on both our and Holdings’ boards of directors. Members of our board of directors who are also our employees receive no additional compensation for service on the board.

Employment Agreements

We entered into employment agreements with Gregory E. Lawton and JoAnne Brandes in November 1999, with Mark S. Cross in August 2003, with Joseph F. Smorada in November 2004, and with Edward F. Lonergan in March 2006. Except for compensation provisions, the terms of these agreements are substantially similar. The employment agreements require the executive to maintain the confidentiality of our proprietary information and refrain from competing with and soliciting employees from us during his or her employment and for a period of up to two years after termination. Under these agreements, in addition to their annual salary, the executives are eligible to receive a performance bonus. Ms. Brandes’, Mr. Smorada’s and Mr. Cross’ target bonuses are 65% of base salary and Mr. Lawton’s and Mr. Lonergan’s target bonuses are 100% of base salary. Depending on the achievement of specified objectives, the amount of the bonus may range between 0% and 200% of the target. In addition to salary and performance bonuses, each of the executives is entitled to an annual flexible spending account, which may be used for specified personal expenses, and to participate in our long-term equity incentive plan under the terms described below. The amounts available under the flexible spending accounts are as follows: Mr. Lawton and Mr. Lonergan, $17,500; Ms. Brandes, Mr. Smorada and Mr. Cross, $10,000. Under their employment agreements, if Ms. Brandes or Mr. Smorada are terminated without cause, he or she is entitled to receive continuation of his or her base salary for a period of one year following termination of his or her employment with us and a pro-rated performance bonus for the fiscal year in which the termination occurs. In addition, Mr. Smorada is entitled to receive a performance bonus at the target level for the one-year salary continuation period and if the termination is without cause prior to his five-year anniversary with us, we are required to pay his relocation expenses in accordance with the terms of our relocation policy in effect on the date of Mr. Smorada’s offer of employment. Under Mr. Cross’ employment agreement, if he is terminated without cause, he is entitled to receive continuation of his base salary for a period of one year following termination of his employment with us and his target performance bonus for the fiscal year in which the termination occurs. Under their employment agreements, if Mr. Lawton or Mr. Lonergan is terminated without cause, he is entitled to receive continuation of his base salary and bonus payments at the target level during the two-year period following termination of his employment with us. The executives are entitled to reimbursement of expenses under their flexible spending accounts.

Mr. Lawton and Ms. Brandes were eligible to participate in Holdco’s long-term incentive plan and were provided with an opportunity to purchase shares of class C common stock of Holdco. In connection with their purchases of shares in 1999 and 2000, the offers provided that for each four shares purchased by the executive, the executive was awarded one share of restricted stock and a stock option to purchase one share of class C common stock of Holdco. The restricted share becomes vested four years from the date of grant. If the executive resigns or is terminated for cause, he or she will forfeit all unvested shares of restricted stock and options. If the executive is terminated due to death, disability or retirement, all shares of restricted stock and options will become immediately vested. If the executive is terminated for other reasons, Holdco’s Compensation Committee will determine if his or her unvested shares of restricted stock and options are forfeited. In connection with the executive’s stock purchase, we agreed to lend the executive funds to purchase the shares at the applicable federal rate. Each loan is due and payable four years after the date of the loan. If the executive remains employed by us when the loan is due, 75% of the principal amount of the loan is forgiven. To the extent the principal of the loan is forgiven, the executive receives a tax gross-up bonus. In addition to the loan, during the term of employment with us, each executive receives a bonus that is equal to the interest due on the loan. The bonus is paid to the executive at the time interest is due on the loan. No new executive loans relating to the purchase of common stock have been made since December 2000. Additional detail with respect to outstanding loans is provided under “Item 13. Certain Relationships and Related Transactions - Transactions with Management.”

The long-term incentive compensation plan provided that stock options granted to Mr. Lawton and Ms. Brandes would become vested seven years after the date of grant, and vested options would be exercisable for a period of ten years following the date of grant. If the executive resigns or is terminated for cause, all of the executive’s unvested options would be forfeited. If the executive is terminated due to death, disability or retirement, all of his or her stock options would become immediately vested and exercisable. If he or she is terminated for other reasons, Holdco’s Compensation Committee would determine if the executive’s options are forfeited. The executive would have 90 days after the date of his or her termination of employment with us to exercise vested stock options. In addition, under the agreements, we may repurchase any shares of common stock upon the executive’s termination of employment.

Mr. Smorada and Mr. Cross were also eligible to participate in Holdco’s long-term incentive plan. Under the terms of Mr. Smorada’s agreement, he was granted stock options to purchase class C common stock of Holdco and shares of class C restricted stock upon signing and is eligible to receive additional grants at the sole discretion of the Compensation Committee. Mr. Smorada’s and Mr. Cross’ employment agreements also provide that if they are terminated without cause or resign for good reason, as defined in the agreements, all of their respective stock options and restricted stock would vest immediately.

As discussed above, in December 2005, we approved the cancellation of the long-term incentive compensation plan. In connection with this decision, Holdco commenced an offer to purchase all of its outstanding class C common stock and options to purchase its class C common stock. Mr. Lawton, Mr. Smorada, Ms. Brandes and Mr. Cross tendered their shares and options in the offer and, as a result, no longer hold shares of Holdco class C common stock or stock options.

Mr. Lawton retired as President and Chief Executive Officer effective February 13, 2006. In order to ensure a smooth transition of responsibilities, on February 3, 2006, we entered into an exit agreement with Mr. Lawton that is intended to restate the terms of Mr. Lawton’s employment agreement described above and set forth the benefits Mr. Lawton is entitled to receive under the Company’s benefit arrangements. The exit agreement also contains a release by Mr. Lawton of the Company and specified officers, directors, employees and affiliates relating to claims arising out of Mr. Lawton’s employment with or retirement from the Company.

In December 2001, we entered into an agreement with S. Curtis Johnson III under which he was eligible to participate in the long-term incentive plan. The agreement provides that stock options granted to Mr. Johnson would become vested four years after the date of grant, and his vested options would be exercisable for a period of seven years following the date of grant. Holdco’s Compensation Committee may accelerate the vesting of Mr. Johnson’s options. If Mr. Johnson resigns or is terminated for cause, he would forfeit all of his unvested options. If Mr. Johnson is terminated due to death, disability or retirement, all of his stock options would become immediately vested and exercisable. If Mr. Johnson is terminated for other reasons, Holdco’s Compensation Committee would determine if his options are forfeited. Mr. Johnson will have 90 days after the date of his termination of employment with us to exercise his vested stock options. As discussed above, in December 2005, we approved the cancellation of the long-term incentive compensation plan. In connection with this decision, Holdco commenced an offer to purchase all of its outstanding class C common stock and options to purchase its class C common stock. Mr., Johnson tendered his shares and options in the offer and, as a result, no longer holds shares of Holdco class C common stock or stock options.

Compensation Committee Interlocks and Insider Participation

Subject to the terms of the stockholders’ agreement among Unilever, Holdco and Holdings, the Compensation Committee of our board of directors establishes our compensation policies and the compensation of our officers and establishes and administers our compensation programs. See “Item 13. Certain Relationships and Related Transactions.” The members of our Compensation Committee are Neal Nottleson, chairman, Irene Esteves, Todd Brown, Robert Howe, S. Curtis Johnson III and Reto Wittwer. In addition, Rudy Markham serves as the Unilever appointed director to our Compensation Committee, but is a non-voting member. Other than S. Curtis Johnson III, our Chairman and a descendant of Samuel Curtis Johnson, none of these directors is, or has been, an officer or employee of JohnsonDiversey, Holdings or Holdco.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 30, 2005, with respect to compensation plans under which shares of class C common stock of Holdco are authorized for issuance under compensation plans previously approved and not previously approved by our stockholders. (1)

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	409,049	$119.39	427,784	(2)
Equity compensation plans not approved by security holders	—	N/A	—

Total	409,049	$119.39	427,784

(1)	On January 19, 2006, Holdco commenced an offer to purchase all of the outstanding shares of its class C common stock and options to purchase class C common stock. The offer expired on March 6, 2006. Immediately following that date, an aggregate of 128,796 shares of class C sommon stock were subject to outstanding options at a weighted average exercise price of $116.67.
(2)	Excludes 14,428 shares of unvested restricted stock awards; any of such awards that do not vest will increase the number of shares available for issuance pursuant to future long-term equity incentive plan awards.

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

The following table sets forth information regarding beneficial ownership of the common and preferred stock of Holdco as of March 6, 2006, held by;

•	Imogene P. Johnson, surviving spouse of Samuel C. Johnson;

•	our directors;

•	our Chairman, our Chief Executive Officer and our three other most highly compensated executive officers; and

•	all directors and executive officers as a group.

S. Curtis Johnson III has voting and investment power with respect to 252,467 shares of class A common stock of Holdco, or 56.6% of the voting power of Holdco. Because Holdco has a controlling interest in our direct parent, Holdings, and has shared investment power over all of the shares of our common stock owned by Holdings, S. Curtis Johnson III may be deemed to share voting and investment power with respect to all shares of our common stock owned by Holdings.

Beneficial ownership is calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Except as otherwise noted, we believe that each of the holders listed below has sole voting and investment power over the shares beneficially owned by the holder.

Name and Address of Beneficial Owner (1)	Title of Class (2)	Amount and Nature of Beneficial Ownership (3)		Percent of Class Outstanding
Five Percent Owners:

Imogene P. Johnson	Class B Common	800,000	(4)	28.8%
555 North Main Street Racine,	Series A Preferred	67,766	(5)	28.8%
Wisconsin 53402
Directors:

Todd C. Brown	Class C Common	—		*
Irene M. Esteves	Class C Common	—		*
Robert M. Howe	Class C Common	3,361	(6)	4.6%
Helen P. Johnson-Leipold	Class B Common	525,271	(7)	18.9%
	Class C Common	1,465	(8)	2.0%
	Series A Preferred	28,499	(9)	12.1%
Clifton D. Louis	Class B Common	40,523	(10)	1.5%
	Class C Common	1,918	(11)	2.6%
Neal R. Nottleson	Class A Common	—		*
	Class B Common	—		*
	Class C Common	—		*
Reto Wittwer	Class C Common	658		*

Named Executive Officers:

S. Curtis Johnson III	Class A Common	252,467	(12)	56.6%
	Class B Common	547,378	(13)	19.7%
	Class C Common	65,658	(14)	89.1%
	Series A Preferred	68,977	(15)	29.4%
Gregory E. Lawton	Class C Common	—		*
JoAnne Brandes	Class B Common	—		*
	Class C Common	—		*
	Series A Preferred	200		*
Mark Cross	Class C Common	—		*
Joseph Smorada	Class C Common	—		*

All Directors and Executive Officers as a Group (12 persons)	Class A Common	252,867		56.7%
	Class B Common	667,456		24.0%
	Class C Common	73,060	(16)	99.1%
	Series A Preferred	71,067		30.2%

*	Indicates that the percentage of shares beneficially owned does not exceed 1% of the class.
(1)	Except as otherwise indicated, the mailing address of each person shown is c/o JohnsonDiversey, Inc., 8310 16th Street, P.O. Box 902, Sturtevant, Wisconsin 53177-0902.
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

(3)	For purposes of this table, shares are considered to be “beneficially” owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities, and a person is considered to be the beneficial owner of shares if that person has the right to acquire the beneficial ownership of the shares within 60 days of March 6, 2005. Unless otherwise noted, the beneficial owners have sole voting and dispositive power over their shares listed in this column.
(4)	Consists of 500,000 shares of class B common stock owned by H.F.J. Holding Co., Inc., 200,000 shares of class B common stock owned by Windpoint 1970 Holding Company and 100,000 shares owned by Nomad Investment Co. Inc. The H.F. Johnson Family Trust is the sole shareholder of each of these companies. Imogene P. Johnson is the trustee of the H.F. Johnson Family Trust.
(5)	Includes 36,254 shares of series A convertible preferred stock owned by H.F.J. Holding Co., Inc., 21,751 shares of series A convertible preferred stock owned by Windpoint 1970 Holding Company and 9,761 shares of series A convertible preferred stock owned by Samuel C. Johnson 1988 Trust No. 1. The H.F. Johnson Family Trust is the sole shareholder of H.F.J. Holding Co., Inc. and of Windpoint 1970 Holding Company. Imogene P. Johnson is the trustee of the H.F. Johnson Family Trust and, along with Johnson Bank, is co-trustee of the Samuel C. Johnson 1988 Trust No. 1.
(6)	Includes 1,700 shares of class C common stock subject to outstanding options.
(7)	Includes 129,000 shares of class B common stock owned by Cayuga 1993 Limited Partnership, 105,830 shares of class B common stock owned by Rochester 1993 Limited Partnership, and 110,868 shares of class B common stock owned by Johnson Family Partnership L.P. The Helen Johnson-Leipold Third Party Gift and Inheritance Trust, over which Ms. Johnson-Leipold has voting and investment power, is a general partner of each of these limited partnerships and shares voting and investment power. This number also includes 26,000 shares of class B common stock owned by S, F & H Partners, L.P., 41,775 shares of class B common stock owned by HELSA Associates II, L.P., 21,306 shares of class B common stock owned by Combined Partners L.P. and 78 shares of class B common stock owned by H.P.J.L. Corporation. Ms. Johnson-Leipold is a general partner of HELSA Associates II, L.P., which is a general partner of both Combined Partners L.P. and S, F & H Partners, L.P. She is also an officer and director and the sole shareholder of H.P.J.L. Corporation. Finally, this number also includes 90,414 shares of class B common stock owned by C and H Investment Co., Inc. The Helen Johnson-Leipold Third Party Gift and Inheritance Trust is a general partner of Curelle II L.P., which is a general partner of Curelle Associates L.P. Curelle Associates, L.P. owns all of the outstanding common stock of C and H Investment Co., Inc.
(8)	Includes 125 shares of class C common stock subject to outstanding options.
(9)	Includes 9,353 shares of series A convertible preferred stock owned by Cayuga 1993 Limited Partnership, 7,673 shares of series A convertible preferred stock owned by Rochester 1993 Limited Partnership, and 8,039 shares of series A convertible preferred stock owned by Johnson Family Partnership L.P. The Helen Johnson-Leipold Third Party Gift and Inheritance Trust is a general partner of each of these limited partnerships and shares voting and investment power. This number also includes 1,885 shares of series A convertible preferred stock owned by S, F & H Partners, L.P., 1,544 shares of series A convertible preferred stock owned by Combined Partners L.P. and 5 shares of series A convertible preferred stock owned by H.P.J.L. Corporation. Ms. Johnson-Leipold is a general partner of HELSA Associates II, L.P., which is a general partner of both Combined Partners L.P. and S, F & H Partners L.P. She is also an officer and director and the sole shareholder of H.P.J.L. Corporation.

(10)	Includes 40,253 shares of class B common stock owned by All Blue But One, L.P.
(11)	Includes 125 shares of class C common stock subject to outstanding options.
(12)	Consists of 242,136 shares of class A common stock owned by the H.F. Johnson Distributing Trust B, f/b/o Samuel C. Johnson et. al., 10,254 shares of class A common stock owned by the Herbert F. Johnson Foundation Trust #1 and 77 shares of class A common stock owned by the S. Curtis Johnson Third Party Gift and Inheritance Trust. S. Curtis Johnson III is the trustee of the H.F. Johnson Distributing Trust B and the Herbert F. Johnson Foundation Trust #1, and the grantor of the S. Curtis Johnson Third Party Gift and Inheritance Trust. S. Curtis Johnson III has voting and investment power with respect to these shares.
(13)	Includes 129,000 shares of class B common stock owned by Cayuga 1993 Limited Partnership, 105,830 shares of class B common stock owned by Rochester 1993 Limited Partnership, 21,306 shares of class B common stock owned by Combined Partners L.P. and 110,868 shares of class B common stock owned by Johnson Family Partnership L.P. The S. Curtis Johnson Third Party Gift and Inheritance Trust is a general partner of each of these limited partnerships and shares voting and investment power. This number also includes 90,414 shares of class B common stock owned by C and H Investment Co., Inc. and includes 47,651 shares of class B common stock owned by C&S Partners II L.P., of which S. Curtis Johnson III is a general partner and shares voting and investment power. S. Curtis Johnson III is a general partner of Curelle SCJ III, L.P., which is a general partner of Curelle Associate, L.P. Curelle Associate, L.P. owns all of the outstanding common stock of C and H Investment Co., Inc. Finally, this number also includes 30,000 shares of class B common stock owned by the Herbert F. Johnson Foundation Trust #1, 2,014 shares of class B common stock owned by the S. Curtis Johnson Third Party Gift and Inheritance Trust and 10,295 shares of class B common stock owned by the S. Curtis Johnson III Family Trust. S. Curtis Johnson III is the trustee of the S. Curtis Johnson III Family Trust.
(14)	These shares are owned by the S. Curtis Johnson Third Party Gift and Inheritance Trust. Includes 61,716 shares of class C common stock subject to outstanding options. Includes 1,408 class C common stock in the name of S. Curtis Johnson.
(15)	Includes 17,557 shares of series A convertible preferred stock owned by H.F. Johnson Distributing Trust B. S. Curtis Johnson III is the trustee of the H.F. Johnson Distributing Trust B, f/b/o Samuel C. Johnson et. al. Also includes 9,353 shares of series A convertible preferred stock owned by Cayuga 1993 Limited Partnership, 7,673 shares of series A convertible preferred stock owned by Rochester 1993 Limited Partnership, 1,544 shares of series A convertible preferred stock owned by Combined Partners L.P. and 8,039 shares of series A convertible preferred stock owned by Johnson Family Partnership L.P. The S. Curtis Johnson Third Party Gift and Inheritance Trust is a general partner of each of these limited partnerships and shares voting and investment power. This number also includes 7,250 shares of series A convertible preferred stock owned by Herbert F. Johnson Foundation Trust #1, 746 shares of series A convertible preferred stock owned by S. Curtis Johnson III Family Trust, 363 shares of series A convertible preferred stock owned by SCJ III Family Line Investments, Inc., 8,334 shares of series A convertible preferred stock owned by S. Curtis Johnson Third Party Gift and Inheritance Trust and 8,118 shares of series A convertible preferred stock owned by Helen J. Leipold Third Party Gift and Inheritance Trust. S. Curtis Johnson III is the trustee of each of S. Curtis Johnson III Family Trust and SCJ III Family Line Investments, Inc. The trustee of the S, Curtis Johnson Third Party Gift and Inheritance Trust is the Johnson Trust Company, over which S. Curtis Johnson III has voting and investment power.
(16)	Includes 63,666 shares of class C common stock subject to outstanding options.

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

Leases. We have entered into several leases with SCJ for space in SCJ’s Waxdale manufacturing facility. Under two short-term leases, we lease about 45,600 square feet of manufacturing space for our professional business and about 17,000 square feet of manufacturing space for our polymer business. These leases expire on July 2, 2006, and automatically renew for additional one-year terms, unless terminated earlier. Under two long-term leases, we lease about 180,000 square feet of manufacturing space for our professional business and about 144,000 square feet of manufacturing space for our polymer business. These long-term leases expire on July 2, 2009, and automatically renew for additional five-year terms, unless terminated earlier. Each lease may be terminated by SCJ as a result of an event of default under the lease, if the license agreements or technology disclosure and license agreement referred to below terminate, or upon prior notice by SCJ of 18 months in the case of the long-term lease for our professional business, 30 months in the case of the long-term lease for our polymer business and six months in the case of both short-term leases. In addition, if the long-term lease for our polymer business is terminated under specified circumstances by either party, we must pay to SCJ an amount equal to the then-current net book value of the rented space. For the fiscal years ended December 30, 2005, December 31, 2004, and January 2, 2004, we paid SCJ an aggregate of $3.1 million, $3.2 million and $2.7 million, respectively, under the Waxdale leases. In addition to the Waxdale leases, we lease facilities in Japan from SCJ under the Administration Services and Shared Services Agreements described below.

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

Under this license agreement, we are required to pay SCJ a royalty fee equal to 4% of our and our sub licensees’ net sales of the products bearing the SCJ brand names. The license agreement also provides for a royalty fee equal to 6% for SCJ brand names added after January 1, 2003, and for certain products having SCJ brand names that are actually produced by SCJ. For the fiscal years ended December 30, 2005, December 31, 2004, and January 2, 2004, we paid SCJ a total royalty fee of $4.5 million, $4.5 million and $4.1 million, respectively. Pursuant to an adjustment clause in the license agreement, as of May 1, 2007, the royalty rate on products at the 4% rate will increase to 6%.

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

After our 1999 separation from SCJ, SCJ continued to operate the professional and polymer businesses in various countries in which we did not have operations. Under a territorial license agreement, we license the intellectual property rights to SCJ to allow it to manufacture and sell our products in those countries. Under this agreement, SCJ pays a royalty fee based on its and its sub licensees’ net sales of products bearing our brand names. This agreement expires on July 2, 2006, but will automatically renew for additional two-year terms. Since the separation, we have established operations in several countries and have purchased the inventory and other assets relating to the professional or polymer business in those countries from SCJ. Amounts paid by SCJ to us under the territorial license agreement during the fiscal years ended December 30, 2005, December 31, 2004, and January 2, 2004 were not material.

Administrative Services and Shared Services Agreements. We have entered into several administrative services agreements with SCJ. Under these agreements, SCJ provides us with a wide range of central support services. These services include various information technology, office and mail support, property administration, medical center nursing, facilities maintenance and other services. In addition, the agreements provide for the use by us of several administrative and other properties owned by SCJ. Generally, these agreements are for a one-year term but automatically renew for additional one-year terms, unless terminated earlier. SCJ may terminate each agreement under specified circumstances or for any reason by providing prior written notice to us. In addition, SCJ provides us with various business support services pursuant to shared services agreements. For the fiscal years ended December 30, 2005, December 31, 2004, and January 2, 2004, we paid to SCJ an aggregate of $12.2 million, $14.5 million, and $29.8 million, respectively, under all of these administrative services and shared services agreements, including $0, $0, and $11.5 million, respectively, of amounts paid to reimburse SCJ for benefit costs and other miscellaneous costs paid by SCJ on our behalf.

Joint Operating Agreement. Holdco, our indirect parent, is party to a joint operating agreement with SCJ, dated June 17, 1999, governing the use of several airplanes. Holdco has an 18% ownership interest in those airplanes, and SCJ holds the remaining ownership interests. Under the joint operating agreement, SCJ agreed to provide Holdco with various services relating to the airplanes, including administering the Federal Aviation Administration reporting requirements for Holdco, providing all required maintenance and repairs for the airplanes, providing insurance and risk management services and maintaining qualified licensed pilots to pilot the airplanes. SCJ may not terminate or reduce the level of any service without Holdco’s prior consent. Under the joint operating agreement, Holdco must pay SCJ its proportional share of capital and operating costs for the airplanes. Holdco’s share of the operating costs is based on the relative usage of the airplanes by our employees, and we have agreed to pay its share of the operating costs directly to SCJ. The joint operating agreement terminates on July 2, 2006, and automatically renews for additional one-year terms. The joint operating agreement will also terminate upon a material breach or default under the agreement that is not cured within thirty days of written notice. In addition, the joint operating agreement terminates if at any time the voting control of either party is not directly or indirectly owned by a lineal descendant of Herbert Fisk Johnson, Jr., a descendant of Samuel Curtis Johnson. Finally, at any time after the joint operating agreement is terminated, SCJ has the right to purchase Holdco’s ownership interest in the airplanes at the fair market value of the airplanes. For the fiscal years ended December 30, 2005, December 31, 2004, and January 2, 2004, we paid an aggregate of $1.6 million, $841,000, and $938,000, respectively, for operating costs in connection with the joint operating agreement.

Environmental Agreement. Under an environmental agreement with SCJ, SCJ has agreed to bear financial responsibility for, and indemnify us against, specified environmental liabilities existing on June 28, 1997, for sites used in our professional and polymer businesses and for which liability may have been incurred prior to our separation from SCJ. Under the agreement, we are financially responsible for all other environmental liabilities that arise from or are related to the historic, current and future operation of our business and must indemnify SCJ for any losses associated with these liabilities. Under the agreement, SCJ has the authority to manage any environmental projects as to which circumstances make it appropriate for SCJ to manage the project. Amounts paid by us to SCJ under the environmental agreement during the fiscal years ended December 30, 2005, December 31, 2004, and January 2, 2004 were not material.

Tax Sharing Agreement. The 1999 separation from SCJ caused us, our subsidiaries and Holdco to cease to be members of the SCJ affiliated tax group and to become a new affiliated tax group headed by Holdco. To allocate responsibility for taxes following the separation, we, Holdco and SCJ entered into a tax sharing agreement. The tax sharing agreement provides generally that the SCJ group is liable for, and will indemnify the Holdco group against, all U.S. federal, state, and non-U.S. taxes for all periods before the separation; however, we are responsible for the payment to the SCJ group of our own share of taxes before the separation. For periods after the separation, the SCJ group is responsible for its own taxes, but not the taxes of the Holdco group. The tax sharing agreement also requires the parties to make adjustments for differences between the SCJ group’s tax liability under the consolidated tax returns filed for periods before the separation and what the parties’ respective liabilities would have been for the same periods had they filed separate returns. For those periods, we owed SCJ approximately $1.3 million of which $650,000 was paid in October 2002, $300,000 was paid in October 2003, and $350,000 was satisfied by offsetting other U.S. income tax audit adjustments favorable to the Company. In 2005, the Company received $3.8 million from SCJ representing adjustments resulting from the closure of the U.S. income tax audit for the fiscal years ended June 30, 2000 and June 29, 2001. The $3.8 million, however, is subject to further adjustment as a result of current and potential future tax audits as well as tax carryforward and carryback provisions. Under the tax sharing agreement, SCJ is responsible for any taxes imposed as a result of the separation itself. However, if we or Holdco take any action that is inconsistent with, or fail to take any action required by, the agreement pursuant to which the separation was effected, the parties’ application to the Internal Revenue Service for a determination that the separation would qualify for favorable U.S. federal income tax treatment, or the Internal Revenue Service’s determination, we and Holdco would be responsible for any taxes that result from our action or failure to act. The tax sharing agreement also provides for the conduct of tax audits and contests, and for the retention of records.

Supply Agreements. We have entered into numerous supply and manufacturing agreements with SCJ. Under some of these agreements, we manufacture and supply raw materials and products, including polymers, to SCJ in several countries, including Japan, the Netherlands and the United States. Under other supply and manufacturing agreements, SCJ manufactures and supplies raw materials and products to us in several countries, including Argentina, Australia, Brazil, Chile, Columbia, Costa Rica, Germany, Greece, Italy, Mexico, Morocco, the Netherlands, New Zealand, Philippines, South Africa, Spain, U.K. and the United States. The terms of the agreements range between two to five years, with rights to renew the agreements for additional one-year terms. In general, the agreements terminate for breach or default under the agreements, if a specified insolvency-related event involving either party is commenced or occurs or by mutual agreement. For the fiscal years ended December 30, 2005, December 31, 2004, and January 2, 2004, we paid to SCJ an aggregate of $32.8 million, $29.2 million, and $27.0 million, respectively, under these supply and manufacturing agreements for inventory purchases, and SCJ paid us an aggregate of $25.1 million, $22.8 million, and $23.9 million, respectively, under the agreements for inventory purchases.

Relationships with Other Johnson Family Businesses

We lease office space in Sturtevant, Wisconsin from Willow Holdings, Inc., which is controlled by the descendants of Samuel Curtis Johnson. We entered into this lease on July 1, 2002, and it expires on June 30, 2007. For the fiscal years ended December 30, 2005, December 31, 2004, and January 2, 2004, we paid $789,000, $812,000 and $766,000, respectively, under this lease. In addition, the lease provides for a line of credit not exceeding $1.2 million at an interest rate of 8% per annum from Willow Holdings, LLC to us for the purpose of certain leasehold improvements. At December 30, 2005 and December 31, 2004, amounts outstanding under this line of credit were $361,000 and $504,000, respectively.

We have a banking relationship with the Johnson Financial Group, which is majority-owned by the descendants of Samuel Curtis Johnson. We paid service fees to the Johnson Financial Group totaling $155,000,

$167,000 and $104,000 for the fiscal years ended December 30, 2005, December 31, 2004, and January 2, 2004, respectively. We had no loans outstanding with Johnson Financial Group for the fiscal years ended December 30, 2005 or December 31, 2004.

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

Based on a determination of the transferred pension assets and liabilities relating to specified plans we assumed in the acquisition, Unilever agreed to pay to us an aggregate of about $115 million, representing an adjustment to the purchase price for the DiverseyLever business. The majority of this adjustment is to be paid by Unilever once the amounts are agreed in respect of a plan, with the remainder to be paid, together with interest from and including the closing date, on the date on which Unilever ceases to hold its equity interest in Holdings. As of December 30, 2005, we had received about $88.7 million, representing a portion of Unilever’s payment of the transferred pension adjustment. The transferred pension adjustment represents the shortfall of transferred pension assets relative to liabilities, adjusted for tax, if applicable. Under the acquisition agreement, if the transferred assets are less than 90% of the value of the transferred liabilities of specified DiverseyLever pension plans, we are required to use the amounts received from Unilever in connection with the transferred pension adjustment to fund those plans up to 90% of the value of the transferred liabilities. Any amount received from Unilever over the required funding level may be used by us for other purposes. As of December 30, 2005, we had contributed an aggregate of about $43.5 million, including interest to the pension plans, fulfilling the funding obligations under the acquisition agreement.

The purchase price of the DiverseyLever business is also subject to adjustment relating to pension expenses of DiverseyLever’s employee benefit plans for the twelve-months ended June 29, 2001. This adjustment has been finalized and agreed to with Unilever with them required to pay us $9.9 million. We have received $9.9 million in cash as of December 30, 2005.

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

In December 2005, Unilever approved and Holdings declared and paid, a special dividend payment of $35.2 million to Holdco in order to facilitate the cash requirements of the Holdco tender offer. In consideration of the special dividend, Holdings, Holdco and Unilever agreed to amend the stockholders’ agreement. The amendment effectively increases the amount of the purchase price to be paid to Unilever at the time Unilever ceases to own any equity interest in Holdings by approximately $13.1million plus applicable interest from the date the special dividend was paid to Holdco.

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

Stockholder Indemnification. Under the stockholders’ agreement, Holdings will indemnify Unilever and its affiliates, officers, directors and employees against all costs arising out of any untrue statement or alleged untrue statement of a material fact contained in specified documents filed with the SEC or provided to prospective investors or the omission or alleged omission from those documents of a material fact required to be stated in the documents or necessary to make the statements in the documents, in the light of the circumstances under which they were made, not misleading, if, and only to the extent, that those costs arise from Unilever or its affiliate, officer, director or employee being determined to be a person who controls Holdings within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act of 1933. This indemnification does not apply to any costs to the extent arising out of any untrue statement or omission or alleged untrue statement or omission made in reliance upon and in conformity with written information furnished to Holdings for inclusion in any document described above by Unilever or any of its affiliates (other than Holdings), including any financial statements required to be delivered under the acquisition agreement.

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

Sales Agency Agreement

In connection with the acquisition of the DiverseyLever business, we and various of our subsidiaries entered into a sales agency agreement with Unilever whereby, subject to limited exceptions, we and various of our subsidiaries act as Unilever’s exclusive sales agents in the sale of certain of Unilever’s consumer brand cleaning products to institutional and industrial end-users in most countries where DiverseyLever conducted its business prior to the closing of the acquisition. In turn, we and our subsidiaries have agreed that we will not act on behalf of any other third parties in the sale or promotion of those parties’ products if the products are similar to products we are selling for Unilever as its agents, except with respect to sales of products for affiliates or under arrangements existing on May 3, 2002. The sales agency agreement terminates on May 2, 2007; however, we are currently in negotiations with Unilever to replace this arrangement with a product licensing agreement prior to the expiration of the sales agency agreement.

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

Under the sales agency agreement, the parties will generally be liable for damages in the event of a breach of their obligations, as well as for some specific losses and claims, including losses resulting from termination of employees, product recalls, product warranty or product liability. In addition, in the case of a willful breach, the parties may be liable for loss of profits, loss of margin, loss of contract, loss of goodwill or any other indirect, special or consequential losses resulting from that breach. The aggregate liabilities of the parties under the sales agency agreement may not exceed €20 million for us and €10 million for Unilever. Unilever’s indemnification limit does not include its obligation to pay the additional agency fee described above. For the fiscal years ended December 30, 2005, December 31, 2004, and January 2, 2004, we received an aggregate of $94.1 million, $93.0 million and $86.9 million, respectively, in agency fees from Unilever under the sales agency agreement.

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

Under the dispensed products license agreement, we paid to Unilever a royalty of 4% of the net sales of the dispensed products. We may not use the trademarks or formulation rights other than in the same manner and for the same purposes as they were used in the DiverseyLever business prior to May 3, 2002. For the fiscal years ended December 30, 2005, December 31, 2004, and January 2, 2004, we paid an aggregate of $764,000, $756,000 and $959,000, respectively, to Unilever under the dispensed products license agreement.

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

Unilever provided each service for the period agreed upon by the parties, but did not provide any service longer than 24 months, except for redirecting internet traffic to the appropriate new domain name or address, which Unilever provided for up to 30 months. Under the transitional services agreement, Unilever provided most services until May 2, 2003 and, as of December 30, 2005; the services under the transitional services agreement have been terminated.

The price for each service is at cost, and generally was determined in a manner consistent with Unilever’s existing cost allocation methodology. Unilever adjusted the prices from time to time in the ordinary course of business, provided the adjustments reflect the cost for the relevant service. For the fiscal years ended December 31, 2004, and January 2, 2004, we paid an aggregate of $1.9 million and $9.5 million, respectively, to Unilever under the transitional services agreement. We paid Unilever $912,000 during fiscal 2005 in connection with the continuation of various support services.

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

Each supply agreement remains in effect as to a particular product until that product will not be supplied any longer. We and Unilever may terminate either supply agreement in part or in its entirety in the event of an unremedied serious or persistent breach by the other party, upon a change in control or for any reason on the giving of six months’ written notice. Further, we or Unilever may terminate a particular order upon a breach of the terms of the order that remains uncured for a specified period. Finally, the customer under either supply agreement may terminate the agreement as to products supplied at a particular factory if the supplier does not implement reasonable suggestions that the customer makes, taking into account standards used in the supply of the products in the period immediately prior to the closing of the acquisition, after visiting that factory. For the fiscal years ended December 30, 2005, December 31, 2004, and January 2, 2004, we paid Unilever an aggregate of $52.1 million, $55.4 million and $67.8 million, respectively, and Unilever paid us an aggregate of $44.5 million, $39.4 million and $43.6 million, respectively, under these supply agreements.

Non-Competition Agreement

On May 3, 2002, we and Holdings entered into a non-competition agreement with Unilever. The noncompetition agreement restricted or restricts Unilever and its affiliates from competing with us in the Business (as defined below) (1) in the European Union, until May 2, 2005, and (2) in countries outside of the European Union in which the DiverseyLever business was engaged prior to the acquisition, until May 2, 2007.

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

Transactions with Management

On May 31, 2002, we loaned $97,500 to Clive Newman, our Vice President and Corporate Controller, in connection with the purchase of his home. The interest rate on the loan is 5.16% per annum, payable semi-monthly. The loan has a term of five years and matures on May 31, 2007, with no payments against principal due until that date. If Mr. Newman’s employment with us is terminated for any reason before that date, the full amount of unpaid principal and any accrued interest will become due and payable immediately. As of March 3, 2006, the full amount of the loan was outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP, independent registered public accounting firm, served as our principal accountants for the fiscal years ended December 30, 2005 and December 31, 2004. During those periods, we incurred the following fees for services rendered by Ernst & Young LLP:

Audit Fees. Represents fees for professional services rendered in connection with the audit of our annual consolidated financial statements and reviews of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other global statutory or regulatory filings. Audit fees were $4.1 million for the year ended December 30, 2005 and $5.4 million for the year ended December 31, 2004. The decrease in audit fees from fiscal year 2004 to fiscal year 2005 was primarily due to additional billings in 2004 for the 2003 audit, the timing of payments, and the timing of accruals for audit services rendered.

Audit-Related Fees. Represents fees for professional services rendered in connection with merger and acquisition due diligence, audits of acquired businesses and employee benefit plan audits. Audit-related fees were $247,000 for the year ended December 30, 2005 and $307,000 for the year ended December 31, 2004.

Tax Fees. Represents fees for professional services rendered in connection with general tax advice, tax planning and tax compliance. Tax fees were $441,000 for the year ended December 30, 2005 and $1.4 million for the year ended December 31, 2004.

All Other Fees. Represents fees for all other professional services rendered by Ernst & Young LLP. All other fees were $321,000 for the year ended December 30, 2005 and $411,000 for the year ended December 31, 2004.

The Audit Committee of the Board of Directors has determined that the provision by Ernst & Young LLP of non-audit services to us in the fiscal years ended December 30, 2005 and December 31, 2004, is compatible with maintaining the independence of Ernst & Young LLP. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be rendered by Ernst & Young LLP. In determining whether to approve such services, the Audit Committee considers the following:

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

During fiscal years 2005 and 2004, all professional services provided Ernst & Young LLP were pre-approved by the Audit Committee in accordance with our policies.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements:

See the Index to Consolidated Financial Statements on page F-1.

(2)	Financial Statement Schedules:

See Item 15(c) of this report.

(3)	Exhibits:

The exhibits required by Item 15 are listed in the Exhibit Index on page E-1.

INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PUSUANT TO SECTION 12 OF THE ACT.

Other than this annual report filed on Form 10-K, no other annual reports or proxy soliciting materials have been or will be sent to our security holders.

(c) Schedule II - Valuation and Qualifying Accounts

Schedule II - Valuation and Qualifying Accounts

JohnsonDiversey, Inc.

Years ended December 30, 2005, December 31, 2004 and January 2, 2004

(Dollars in thousands)

	Balance at Beginning of Year	Charges to Costs and Expenses	Charges to Other Accounts (1)	Deductions (2)	Balance at End of Year
Allowance for Doubtful Accounts
Fiscal Year Ended December 30, 2005	$29,881	$7,825	$(2,278)	$(8,022)	$27,406
Fiscal Year Ended December 31, 2004	28,089	9,774	1,373	(9,355)	29,881
Fiscal Year Ended January 2, 2004	21,099	11,660	3,530	(8,200)	28,089
Tax Valuation Allowance
Fiscal Year Ended December 30, 2005	$47,821	$152,378	$52,252	$(620)	$251,831
Fiscal Year Ended December 31, 2004	46,189	12,890	(4,234)	(7,024)	47,821
Fiscal Year Ended January 2, 2004	28,789	33,774	(3,192)	(13,182)	46,189

(1)	Includes the effects of changes in currency translation and business acquisitions
(2)	Represents amounts written off, net of recoveries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2006.

JohnsonDiversey, Inc.

By	/s/ Joseph F. Smorada
Joseph F. Smorada, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 21, 2006 by the following persons on the behalf of the registrant and in the capacities indicated.

/s/ Edward F. Lonergan Edward F. Lonergan	Chief Executive Officer and President and Director (Principal Executive Officer)

/s/ Joseph F. Smorada Joseph F. Smorada	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Clive A. Newman Clive A. Newman	Vice President and Corporate Controller (Principal Accounting Officer)

/s/ S. Curtis Johnson III* S. Curtis Johnson III	Director and Chairman

/s/ Todd C. Brown* Todd C. Brown	Director

/s/ Irene M. Esteves* Irene M. Esteves	Director

/s/ Robert M. Howe* Robert M. Howe	Director

/s/ Helen Johnson-Leipold* Helen Johnson-Leipold	Director

/s/ Clifton D. Louis* Clifton D. Louis	Director

/s/ Neal R. Nottleson* Neal R. Nottleson	Director

/s/ Reto Wittwer* Reto Wittwer	Director

______________________________
*	Joseph F. Smorada, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above-named officers and directors of JohnsonDiversey, Inc., pursuant to a power of attorney executed on behalf of each such officer and director.

By	/s/ Joseph F. Smorada
Joseph F. Smorada, Attorney-in-fact

JOHNSONDIVERSEY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 30, 2005, December 31, 2004 and January 2, 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of JohnsonDiversey, Inc.

We have audited the accompanying consolidated balance sheets of JohnsonDiversey, Inc. as of December 30, 2005 and December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2005. Our audits also included the financial statement schedule as of December 30, 2005, December 31, 2004 and January 2, 2004 listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of JohnsonDiversey, Inc. at December 30, 2005 and December 31, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

March 10, 2006

JOHNSONDIVERSEY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$162,014	$28,044
Accounts receivable, less allowance of $27,406 and $29,881, respectively	506,015	524,669
Accounts receivable – related parties	28,926	31,576
Inventories	283,673	281,752
Deferred income taxes	14,410	24,458
Other current assets	120,125	107,439

Total current assets	1,115,163	997,938
Property, plant and equipment, net	481,208	566,961
Capitalized software, net	90,996	112,229
Goodwill, net	1,127,986	1,253,738
Other intangibles, net	342,570	408,433
Deferred income taxes	—	100,241
Long-term receivables – related parties	65,194	96,269
Other assets	85,776	76,200

Total assets	$3,308,893	$3,612,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$44,775	$92,704
Current portion of long-term debt	12,550	8,286
Accounts payable	345,619	364,559
Accounts payable – related parties	53,038	65,309
Accrued expenses	372,967	409,931

Total current liabilities	828,949	940,789
Pension and other post-retirement benefits	269,787	278,890
Long-term borrowings	1,351,710	1,244,173
Long-term payables – related parties	28,242	28,695
Deferred income taxes	43,620	—
Other liabilities	58,407	73,637

Total liabilities	2,580,715	2,566,184
Commitments and contingencies (Notes 24 and 28)	—	—
Stockholders’ equity:
Common stock – $1.00 par value; 200,000 shares authorized; 24,422 shares issued and outstanding	24	24
Class A 8% cumulative preferred stock – $100.00 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Class B 8% cumulative preferred stock – $100.00 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Capital in excess of par value	742,790	737,610
Retained earnings	(91,551)	115,551
Accumulated other comprehensive income	77,775	192,981
Notes receivable from management	(860)	(341)

Total stockholders’ equity	728,178	1,045,825

Total liabilities and stockholders’ equity	$3,308,893	$3,612,009

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Fiscal Year Ended
	December 30, 2005	December 31, 2004	January 2, 2004
Net sales:
Net product and service sales	$3,216,185	$3,080,428	$2,816,162
Sales agency fee income	94,105	92,975	86,907

	3,310,290	3,173,403	2,903,069
Cost of sales	1,957,720	1,822,304	1,605,888

Gross profit	1,352,570	1,351,099	1,297,181
Selling, general and administrative expenses	1,146,678	1,099,463	1,059,565
Research and development expenses	71,009	75,283	72,798
Restructuring expenses	17,677	20,525	12,919

Operating profit	117,206	155,828	151,899
Other (income) expense :
Interest expense	143,671	124,705	131,372
Interest income	(8,932)	(6,273)	(7,035)
Other (income) expense , net	1,025	4,909	(7,445)

Income (loss) from continuing operations before income taxes and minority interests	(18,558)	32,487	35,007
Provision for income taxes	152,096	20,832	16,739

Income (loss) from continuing operations before minority interests	(170,654)	11,655	18,268
Minority interests in net income (loss) of subsidiaries	(57)	285	262

Income (loss) from continuing operations	(170,597)	11,370	18,006
Income from discontinued operations, net of income taxes of $0, $781 and $3,035 (Note 8)	4,000	2,296	6,135

Net income (loss)	$(166,597)	$13,666	$24,141

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Comprehensive Income/(Loss)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Notes Receivable from from Management	Total Stockholders’ Equity
Balance, January 3, 2003		$24	$734,568	$100,672	$1,262	$(3,493)	$833,033
Comprehensive income–
Net income	$24,141	—	—	24,141	—	—	24,141
Foreign currency translation adjustments, net of tax	145,049	—	—	—	145,049	—	145,049
Unrealized gains on derivatives, net of tax	2,285	—	—	—	2,285	—	2,285
Adjustment to minimum pension liability, net of tax	(3,195)	—	—	—	(3,195)	—	(3,195)

Total comprehensive income	$168,280

Capital contributions		—	2,391	—	—	—	2,391
Dividends declared		—	—	(10,615)	—	—	(10,615)
Principal payments on notes receivable from management		—	—	—	—	231	231
Forgiveness of portion of notes receivable from management		—	—	—	—	1,575	1,575

Balance, January 2, 2004		$24	$736,959	$114,198	$145,401	$(1,687)	$994,895
Comprehensive income–
Net income	$13,666	—	—	13,666	—	—	13,666
Foreign currency translation adjustments, net of tax	60,968	—	—	—	60,968	—	60,968
Unrealized gains on derivatives, net of tax	4,097	—	—	—	4,097	—	4,097
Adjustment to minimum pension liability, net of tax	(17,485)	—	—	—	(17,485)	—	(17,485)

Total comprehensive income	$61,246

Capital contributions		—	651	—	—	—	651
Dividends declared		—	—	(12,313)	—	—	(12,313)
Principal payments on notes receivable from management		—	—	—	—	997	997
Forgiveness of portion of notes receivable from management		—	—	—	—	349	349

Balance, December 31, 2004		$24	$737,610	$115,551	$192,981	$(341)	$1,045,825
Comprehensive loss–
Net loss	$(166,597)	—	—	(166,597)	—	—	(166,597)
Foreign currency translation adjustments, net of tax	(115,110)	—	—	—	(115,110)	—	(115,110)
Unrealized gains on derivatives, net of tax	10,953	—	—	—	10,953	—	10,953
Adjustment to minimum pension liability, net of tax	(11,049)	—	—	—	(11,049)	—	(11,049)

Total comprehensive loss	$(281,803)

Capital contributions		—	5,180	—	—	—	5,180
Dividends declared		—	—	(40,505)	—	—	(40,505)
Principal payments on notes receivable from management		—	—	—	—	153	153
Additional notes receivable from management		—	—	—	—	(672)	(672)

Balance, December 30, 2005		$24	$742,790	$(91,551)	$77,775	$(860)	$728,178

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Fiscal Year Ended
	December 30, 2005	December 31, 2004	January 2, 2004
Cash flows from operating activities:
Net income (loss)	$(166,597)	$13,666	$24,141
Adjustments to reconcile net income (loss) to net cash provided by operating activities –
Depreciation and amortization	149,842	157,469	124,073
Amortization of intangibles	33,606	36,800	35,390
Amortization of debt issuance costs	28,738	12,464	13,126
Interest accrued on long-term receivables- related parties	(3,317)	(3,399)	(4,365)
Deferred income taxes	157,983	(16,126)	(39,656)
Gain on disposal of discontinued operations	(4,000)	(966)	—
(Gain) loss from divestitures	3,333	(1,133)	(3,372)
(Gain) loss on property disposals	5,715	(936)	12,026
Compensation costs associated with cancellation of long-term incentive plan	5,136	—	—
Other	847	4,601	685
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses
Accounts receivable securitization	(19,000)	35,100	59,300
Accounts receivable	(2,329)	(18,737)	11,461
Inventories	(22,967)	(17,148)	24,101
Other current assets	(23,077)	(2,747)	(11,906)
Other assets	2,765	(6,156)	25,886
Accounts payable and accrued expenses	(14,269)	27,221	(20,267)
Other liabilities	2,761	(21,197)	25,055

Net cash provided by operating activities	135,170	198,776	275,678
Cash flows from investing activities:
Capital expenditures	(73,381)	(93,527)	(98,840)
Expenditures for capitalized computer software	(18,788)	(36,275)	(36,313)
Cash from property disposals	3,310	12,028	16,946
Acquisitions of businesses	(6,114)	(3,968)	(21,622)
Proceeds from divestitures	23,383	48,423	5,041

Net cash used in investing activities	(71,590)	(73,319)	(134,788)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	(39,431)	60,686	(53,273)
Proceeds from (repayments of) long-term borrowings	161,823	(153,841)	(140,639)
Payment of debt issuance costs	(7,235)	(1,337)	(1,818)
Dividends paid	(40,439)	(14,931)	(7,878)

Net cash provided by (used in) financing activities	74,718	(109,423)	(203,608)

Effect of exchange rate changes on cash and cash equivalents	(4,328)	(12,533)	27,989

Change in cash and cash equivalents	133,970	3,501	(34,729)
Beginning balance	28,044	24,543	59,272

Ending balance	$162,014	$28,044	$24,543

Supplemental cash flows information
Cash paid during the year:
Interest	$101,708	$107,270	$103,833
Income taxes	27,067	20,316	16,694
Non-cash financing activities:
Contribution from JohnsonDiversey Holdings, Inc. associated with cancellation of long-term incentive plan	$5,136	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2005

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

On May 3, 2002, the Company acquired the DiverseyLever business from Conopco, Inc., a subsidiary of Unilever N.V. and Unilever PLC (together, “Unilever”). At the closing of the acquisition, the Company changed its name to JohnsonDiversey, Inc., and Johnson Professional Holdings, Inc. changed its name to JohnsonDiversey Holdings, Inc. (“Holdings”). In connection with the acquisition, Unilever acquired a 33 1/3% interest in Holdings, with the remaining 66 2/3% continuing to be held by Holdco.

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

Year-End

Operations included 52 weeks in the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004.

Revenue Recognition

Revenues are recognized when all the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred and ownership has transferred to the customer; the price to the customer is fixed and determinable; and collectibility is reasonably assured. The Company meets these criteria for revenue recognition upon shipment of product, which corresponds with transfer of title. Revenues are recorded net of estimated allowances for returns, discounts and rebates.

On May 3, 2002, the Company acquired the DiverseyLever business. The Company did not acquire the Unilever consumer branded business of DiverseyLever. Prior to the acquisition, Unilever’s consumer brand products were sold, directly or indirectly, by DiverseyLever to institutional and industrial end users. In connection with the acquisition, the Company entered into a sales agency agreement with Unilever relating to these products.

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

Selling, General and Administrative Expenses

Selling expenses include advertising and promotion costs, marketing and sales overhead costs. General and administrative expenses include other administrative and general overhead costs.

Advertising Costs

The Company expenses advertising costs as incurred. Total advertising expense was $2,313, $2,062 and $2,622 for the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments, with maturities of 90 days or less at the date of purchase, to be cash equivalents. The cost of cash equivalents approximates fair value due to the short-term nature of the investments.

Accounts Receivable

The Company does not require collateral on sales and evaluates the collectibility of its accounts receivable based on a number of factors. For larger accounts greater than 90 days past due, an allowance for doubtful accounts is recorded based on a customer’s ability and likelihood to pay based on management’s review of the facts. For all other customers, the Company recognizes an allowance based on the length of time the receivable is past due based on historical experience.

Inventories

Inventories are carried at the lower of cost or market. As of December 30, 2005 and December 31, 2004, the cost of certain domestic inventories determined by the last-in, first-out (“LIFO”) method was $73,781 and $57,671, respectively. This represented 25.2% and 19.9% of total inventories, respectively. For the balance of the Company’s inventories, cost is determined using the first-in, first-out (“FIFO”) method. If the FIFO method of accounting had been used for all inventories, they would have been $8,702 and $8,623 higher than reported at December 30, 2005 and December 31, 2004, respectively. The components of inventory are as follows:

	December 30, 2005	December 31, 2004
Raw materials and containers	$73,066	$71,835
Finished goods	210,607	209,917

Total inventories	$283,673	$281,752

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

When properties are disposed of, the related costs and accumulated depreciation are removed from the respective accounts, and any gain or loss on disposition is typically reflected in selling, general and administrative expense.

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

Goodwill

Goodwill represents the excess of the purchase price over fair value of identifiable net assets acquired from business acquisitions. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is no longer amortized, but is reviewed for impairment on an annual basis and between annual tests in certain circumstances. The Company conducts its annual impairment test for goodwill at the beginning of the fourth quarter. The Company performed the required impairment test for fiscal years 2005 and 2004 and found no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Other Intangibles

SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Definite-lived intangible assets, which primarily include customer lists, contractual arrangements, trademarks, patents and licenses, have been assigned an estimated finite life and are amortized on a straight-line basis over periods ranging from 1 to 37 years. Indefinite-lived intangible assets, which primarily include trademarks, are evaluated annually for impairment and between annual tests in certain circumstances. The Company conducts its annual impairment test for indefinite-lived intangible assets at the beginning of the fourth quarter. The Company performed the required impairment test for fiscal year 2005 and recorded a charge of $679 to selling, general and administrative expenses in the consolidated statement of operations. No material impairment of indefinite-lived intangible assets was determined in fiscal year 2004. There can be no assurance that future indefinite-lived intangible asset impairment tests will not result in a charge to earnings.

Impairment of Long-Lived Assets

Property, plant and equipment and other long-term assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. In fiscal year 2005, the Company’s professional segment recorded related impairment charges of $1,014 to selling, general and administrative expenses in the consolidated statement of operations. In fiscal year 2004, impairment charges were not material to the Company’s consolidated financial position, results of operations or cash flows.

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

Foreign Currency Translations and Transactions

The functional currency of the Company’s foreign subsidiaries is generally the local currency. Accordingly, balance sheet accounts are translated using the exchange rates in effect at the respective balance sheet dates and income statement amounts are translated using the monthly weighted-average exchange rates for the periods presented. The aggregate effects of the resulting translation adjustments are included in accumulated other comprehensive income (loss) (Note 26), except in the case of hyper-inflationary countries, which use the U.S. dollar as the functional currency and the effects are recorded as a component of other (income) expense, net and were $0, $1,773 and ($1,827) for the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively.

Gains and losses resulting from foreign currency transactions are recorded as a component of either cost of sales or other (income) expense, net. Total net transaction (gains) losses included in cost of sales were ($41), ($603) and $446 for the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively. Total net transaction (gains) losses included with other (income) expense, net were $25,692, ($4,765) and ($8,419) for the fiscal years ended December 30, 2005, December 31, 2004, January 2, 2004, respectively.

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

The Company has adopted those provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which require disclosure of the pro forma effect on net income or loss as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded. The estimated fair value represents the present value of cash flow return on investment at the end of the exercise period (usually seven years after grant). The Company prorates pro forma compensation equally over the vesting period (four years after grant).

The pro forma impact of incremental compensation expense if the Company had used the fair-value method of accounting to measure compensation expense would have reduced net income or increased net loss by approximately $3,044, $16,189 and $7,857 for the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively.

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

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in the consolidated statements of operations or in stockholders’ equity as a component of comprehensive income or loss depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in the consolidated statements of operations along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income or loss, net of deferred taxes. Hedge ineffectiveness was insignificant for all periods reported. Changes in fair value of derivatives not qualifying as hedges are reported in the consolidated statements of operations.

Reclassifications

In December 2005, in order to achieve alignment with its functional cost structure, the Company reclassified certain customer support costs. Prior year amounts have been reclassified for consistency. Related customer support costs of $4,419 and $3,468 were reclassified from selling, general and administrative expenses to cost of sales in fiscal years 2004 and 2003, respectively.

In June 2005, the Company reclassified additional fees related to partial terminations under the sales agency agreement from selling, general and administrative expenses to sales agency fee income to properly reflect the components of operating profit. Prior year amounts have been reclassified from other (income) expense to sales agency fee income for consistency. See Note 3 below.

In March 2005, the Company reclassified gains and losses on fixed asset and product line disposals from other (income) expense to selling, general and administrative expenses. The Company recognized (gains) losses on fixed asset and product line disposals of ($53), $247 and $1,585 in the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively.

In March 2005, the Company reclassified gains and losses on business divestitures from other (income) expense to selling, general and administrative expenses. The Company recognized (gains) losses on business divestitures of $3,333, ($1,133) and ($3,372) in the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively.

Certain other prior period amounts have been reclassified to conform to the 2005 presentation. None of these reclassifications are considered material to the Company’s consolidated financial position, results of operations or cash flows.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on the fair value method. Pro forma disclosure is no longer an alternative. The accounting provisions of SFAS No. 123(R) will be effective for the Company in the first quarter of fiscal year 2006. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position. The Company will adopt the provisions of SFAS No. 123(R) using a modified prospective application. Under the modified prospective application, SFAS No. 123(R), which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No.

123. Based on the Company’s December 2005 decision to cancel the long-term incentive compensation plan, the adoption of SFAS No. 123(R) is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows. For a description of the Company’s cancellation of its long-term incentive compensation plan, see Note 23.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“APB 29”). SFAS No. 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (i) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (ii) the transactions lack commercial substance (as defined). In addition, the FASB decided to retain the guidance in APB 29 for assessing whether the fair value of a nonmonetary asset is determinable within reasonable limits. The new standard is the result of the convergence project between the FASB and the International Accounting Standards Board. The Company will adopt this standard for nonmonetary asset exchanges beginning in fiscal year 2006. The adoption of SFAS No. 153 is not expected to have significant impact on the Company’s consolidated financial condition, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43,” which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 in fiscal year 2006 is not expected to have significant impact on the Company’s consolidated financial condition, results of operations or cash flows.

(3) Master Sales Agency Terminations

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

An agency fee is paid by Unilever to the Company in exchange for its sales agency services. An additional fee is payable by Unilever to the Company in the event that conditions for full or partial termination of the Agreement are met. The Company elected, and Unilever agreed, to partially terminate the Agreement in several territories resulting in payment by Unilever to the Company of additional fees. In association with the partial terminations, the Company recognized sales agency fee income of $7,737, $4,428 and $1,769 during fiscal years 2005, 2004 and 2003, respectively. Partial termination fees of $4,128 and $99 were reclassified from other (income) expense in fiscal years 2004 and 2003, respectively.

In September 2005, the Company and Unilever agreed to terminate a portion of the Agreement relating to certain product lines, effective January 2006. Such agreement was reached in anticipation of, and contingent on, the full replacement of the current Agreement with a new licensing agreement by December 2005. In conjunction with the expected termination, Unilever paid the Company $6,503 in September 2005. The payment was recorded as deferred revenue and classified as a current liability on the consolidated balance sheet. In December 2005, as a result of the Company and Unilever not reaching conclusion on a new product licensing agreement, the Company returned the payment to Unilever and reversed the deferred revenue previously recorded. The Company is currently in negotiations with Unilever to replace the Agreement with a product license agreement in fiscal year 2007.

(4) Lease Accounting Adjustment

During the first quarter of 2005, the Company identified inconsistencies in its accounting treatment for equipment leased to a European-based customer. Further analysis concluded that such leases should primarily be accounted for as sales-type capital leases rather than as operating leases. The cumulative impact of the correction was recorded by the Company in the three months ended April 1, 2005. The Company concluded that the impact of the accounting error was not significant to its current year or prior year consolidated financial position, results of operations or cash flows and, as such, does not require restatement of prior year amounts. Below is a summary of the adjustment with increases to key measures in the consolidated statements of operations for fiscal year 2005:

Net sales	$15,333
Gross profit	5,764
Operating profit	5,764
Net income	3,770

(5) Long-Term Receivables

In September 2005, Unilever agreed to pay the Company for certain long-term receivables, including related accrued interest receivable, established through the acquisition of the DiverseyLever business in 2002. The Company and Unilever previously expected to settle these balances at the time that Unilever no longer holds an equity position in the parent of the Company. The Company received $28,935, including interest of $4,773, in partial settlement of pension related long-term receivables. The payments were recorded as reductions to long-term receivables – related parties in the consolidated balance sheet.

(6) Acquisitions

In July 2005, the Company purchased a minority equity interest in a North American business associated with its professional segment, from Holdco, a related party, for $994 and one unrelated minority equity interest in a Dutch business associated with its polymer segment for $2,000. Neither of these transactions was considered material to the Company’s consolidated financial position, results of operations or cash flows.

In fiscal year 2004, the Company acquired or purchased interests in business assets associated with its professional segment, from SCJ, a related party, in Colombia, Costa Rica, Egypt and Saudi Arabia, for an aggregate purchase price of $3,256 and two unrelated businesses as part of its polymer segment for $1,714. None of the transactions was considered material to the Company’s consolidated financial position, results of operations or cash flows.

(7) Divestitures

In September 2005, the Company sold or agreed to sell its European commercial laundry operations in a two-phase transaction. In phase 1, which closed in September 2005, the Company sold its related operations in seven countries for $14,758, which includes a reduction of $1,043 for certain pension related purchase price adjustments, resulting in a realized gain of $1,181 ($426 after-tax loss). Net assets sold include an allocation of goodwill and other identifiable intangible assets of $5,725 and $1,838, respectively. In phase 2, the Company agreed to sell its remaining related operations in six additional countries not later than January 2007 for approximately $8,651, which includes a reduction of $465 for certain pension related purchase price adjustments. Effective September 2005, the Company designated the net assets associated with phase 2 as “held for sale”, as required by SFAS No. 144, and recorded an expected net loss of $6,110 ($4,742 after-tax). Net assets held for sale include an allocation of goodwill and other identifiable intangible assets of $6,625 and $1,329, respectively. The gross and net assets held for sale of $9,116, which include a write-down of $5,219 to net realizable value, are not considered material and, as such, are not disclosed separately on the Company’s consolidated balance sheet. Net sales associated with these operations were approximately $37,264 and $23,656 for phase 1 and phase 2, respectively, for the year ended December 31, 2004.

In September 2005, the Company divested its Canadian commercial laundry operations for proceeds of $2,843, resulting in a realized gain of $1,462 ($1,186 after-tax). Net sales associated with this business were approximately $4,821 for the year ended December 31, 2004.

The divestiture of the commercial laundry operations in Europe and Canada were part of larger cash-flow-generating groups and do not represent separate reporting units or components as defined by SFAS No. 144. As such, the divestitures were not reported as discontinued operations. Further, the information is not readily available to determine, with adequate precision, net sales and net income associated with the divested businesses for the periods presented in the consolidated statements of operations.

The gains and losses associated with these divestiture activities are included as a component of selling, general and administrative expenses in the consolidated statements of operations.

(8) Divestiture of the Whitmire Micro-Gen Business

The Company determined that Whitmire Micro-Gen Research Laboratories, Inc. (“Whitmire”), a wholly-owned subsidiary that manufactured and supplied insecticides and equipment to the professional pest management industry in the U.S., was no longer part of the overall corporate strategic focus and therefore had been seeking a buyer.

In June 2004, the Company completed the sale of Whitmire to Sorex Holdings, Ltd. (“Sorex”), a leading European pest-control manufacturer headquartered in the United Kingdom, for $46,000 in cash and the assumption of certain liabilities. The purchase price was subject to a working capital adjustment, which was agreed and settled in September 2004, resulting in Sorex paying $751 to the Company.

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

Effective with the second quarter of 2004, Whitmire, which was included in the Company’s professional segment, was classified as a discontinued operation in the consolidated statement of income with the prior periods restated.

Income from discontinued operations for the fiscal years ended December 31, 2005, January 2, 2004 and January 3, 2003 is comprised of the following:

	Fiscal Year Ended
	December 30, 2005	December 31, 2004	January 2, 2004
Income from operations, net of tax	$—	$1,330	$6,135
Gain on sale, net of tax	4,000	966	—

Income from discontinued operations	$4,000	$2,296	$6,135

Net sales from discontinued operations for the fiscal years ended December 31, 2005, January 2, 2004 and January 3, 2003 are as follows:

	Fiscal Year Ended
	December 30, 2005	December 31, 2004	January 2, 2004
Net sales	$—	$18,688	$44,802

(9) Accounts Receivable Securitization

The Company and certain of its subsidiaries in the United States, the United Kingdom and Italy entered into an agreement (the “Receivables Facility”) whereby they sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), a wholly owned, consolidated, special purpose, bankruptcy-remote subsidiary of the Company. JWPRC was formed for the sole purpose of buying and selling receivables generated by the Company and its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduit) less the applicable reserve. The total potential for securitization of trade receivables under this program is $150,000. The accounts receivable securitization arrangement is accounted for under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities–A replacement of FASB Statement No. 125.”

In December 2005, the Receivables Facility was amended to conform the financial convenants in the agreement to the Company’s amended and restated senior secured credit agreement, and to extend the maturity of the agreement to December 2008.

As of December 30, 2005 and December 31, 2004, the Conduit held $111,300 and $130,300, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheet.

As of December 30, 2005, the Company had a retained interest of $149,197 in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheet at estimated fair value.

Costs associated with the sale of beneficial interests in the receivables vary on a monthly basis and are generally related to the commercial paper rate and administrative fees associated with the overall program facility. Such costs were $5,540, $3,228, and $1,149 for the years ended December 30, 2005, December 31, 2004, and January 2, 2004, respectively, and are included in interest expense, net in the consolidated statements of operations.

(10) Property, Plant and Equipment

Property, plant and equipment, net, consisted of the following:

	December 30, 2005	December 31, 2004
Land and improvements	$69,268	$76,159
Buildings and leasehold improvements	206,111	216,647
Equipment	700,485	700,668
Capital leases	2,045	3,927
Construction in progress	18,103	27,506

	996,012	1,024,907
Less–Accumulated depreciation	(514,804)	(457,946)

Property, plant and equipment, net	$481,208	$566,961

Effective January 3, 2004, the Company changed its accounting estimates relating to depreciation. The estimated useful lives for dishwashing machines were changed to seven years from a range of five to 14 years to more appropriately reflect the useful life and to provide consistency in accounting treatment following the integration of acquisitions into a combined business unit. As a result of this change in accounting estimate, cost of sales was increased by $7,715 and $12,784 for the fiscal years ended December 30, 2005 and December 31, 2004, respectively.

(11) Capitalized Software

Capitalized software, net, consisted of the following:

	December 30, 2005	December 31, 2004
Capitalized software	$189,131	$176,681
Less–Accumulated amortization	(98,135)	(64,452)

	$90,996	$112,229

Amortization expense related to capitalized software was $37,516, $33,596 and $20,509 for the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively.

During the fiscal years ended December 30, 2005, December 31, 2004, and January 2, 2004, the Company capitalized $210, $419 and $1,589, respectively, of interest in connection with its ongoing software projects. Periodically, the Company assesses potential impairment of capitalized software balances. The Company recorded impairment charges of $3,166, $240 and $2,336 for the fiscal years ended December 30, 2005, December 31, 2004, and January 2, 2004, respectively. All charges were included in selling, general and administrative expenses in the consolidated statements of operations and were related to the integration of computer systems in connection with the acquisition of the DiverseyLever business.

(12) Goodwill

Changes in the balance of the goodwill account were as follows:

	Fiscal Year Ended
	December 30, 2005	December 31, 2004
Balance at beginning of year	$1,253,738	$1,224,059
Acquisitions	91	1,595
Divestitures	(13,040)	(32,812)
Post-acquisition adjustments	(4,866)	(7,196)
Impact of foreign currency fluctuations	(107,937)	68,092

Balance at end of year	$1,127,986	$1,253,738

(13) Other Intangibles

Other intangibles consisted of the following:

	Weighted-Average Useful Lives	December 30, 2005	December 31, 2004
Definite-lived intangible assets:
Trademarks and patents	10 years	$46,009	$54,239
Customer lists, contracts, licenses and other intangibles	12 years	290,881	310,048
Indefinite-lived intangible assets:
Trademarks and patents	—	129,737	142,766
Licenses and other intangibles	—	4,876	5,810

		471,503	512,863
Less–Accumulated amortization		(128,933)	(104,430)

Other intangibles, net		$342,570	$408,433

Amortization expense for other intangibles was $33,606, $36,800 and $35,390 for the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively.

The aggregate amounts of anticipated amortization of intangible assets for each of the next five fiscal years and thereafter are as follows:

Year
2006	$30,959
2007	28,376
2008	26,842
2009	24,496
2010	23,647
Thereafter	73,637

$207,957

(14) Indebtedness and Credit Arrangements

The Company’s indebtedness and credit arrangements consisted of the following:

	December 30, 2005	December 31, 2004
Short-term borrowings:
Lines of credit	$44,775	$53,404
Revolving credit facilities	—	39,300

	$44,775	$92,704

Long-term borrowings:
Term loan B	$775,000	$641,145
Term loan C	—	4,130
Japan loan	21,240	—
Senior subordinated notes	566,603	604,954
Other	1,417	2,230

	1,364,260	1,252,459
Less: Current portion	12,550	8,286

	$1,351,710	$1,244,173

In December 2005, the Company amended its senior secured credit facilities. The term loan B facility was restructured, as follows: the aggregate principal amount of the facility was increased to $775,000; the maturity of the facility was extended to December 16, 2011 from November 3, 2009; and the variable, leverage ratio-based spread on the facility was increased to 250 basis points from 175 basis points. At December 30, 2005, the interest rate on the term B loan was based on LIBOR plus 250 basis points (6.80%) and at December 31, 2004, the interest rate on the term B loan was based on LIBOR plus 225 basis points (4.43%) and EURIBOR plus 325 basis points (5.40%). The term B loan has scheduled principal reductions semiannually. The tranche C term loan was fully repaid during 2005. At December 31, 2004, the interest rate on outstanding borrowings was 5.31%, based on Canadian dollar LIBOR plus 275 basis points.

The Company’s revolving credit facilities were restructured, as follows: the aggregate principal amount of the dollar/euro revolving credit facility was reduced to $175,000 from $210,000; the maturity of the facility was extended to December 16, 2010 from May 3, 2008; the variable, leverage ratio-based spread on the dollar/euro facility was reduced to 250 basis points from 325 basis points; and the yen revolving credit facility was eliminated. At December 30, 2005, there were no borrowings under the revolving credit facility. At December 31, 2004, borrowings under the dollar/euro facility were $39,300. The revolving facilities bear interest at floating rates based on Prime or LIBOR, plus a variable, leverage ratio-based spread. At December 31, 2004 the interest rate on outstanding borrowings was 7.5%.

In December 2005, the Company’s Japanese subsidiary entered into a ¥2,500,000 term loan. The interest rate on the loan is based on TIBOR plus 102.5 basis points (1.135% at December 30, 2005). The loan matures on December 29, 2009, with scheduled principal reductions semiannually.

In December 2005, the Company recorded additional interest expense of $10,343 in relation to its debt restructuring.

In May 2002, the Company issued $300,000 and €225,000 of 9.625% senior subordinated notes due 2012 to finance a portion of the cash purchase price of the DiverseyLever business. In January 2003, the series A senior subordinated notes were converted to series B senior subordinated notes (the “Senior Subordinated Notes”) with the same interest rates and due dates.

Scheduled Maturities of Long-term Borrowings

Aggregate scheduled maturities of long-term borrowings in each of the next five fiscal years and thereafter are as follows:

Year
2006	$12,550
2007	12,573
2008	12,288
2009	16,246
2010	7,750
Thereafter	1,302,853

$1,364,260

Financial Covenants

Under the terms of its amended and restated senior secured credit facilities, the Company is subject to specified financial covenants. The most restrictive covenants under the senior secured credit facilities require the Company to meet the following targets and ratios:

Maximum Leverage Ratio. The Company is required to maintain a leverage ratio for each financial covenant period of no more than the maximum ratio specified in the senior secured credit facilities for that financial covenant period. The maximum leverage ratio is the ratio of: (i) the Company’s consolidated indebtedness (excluding up to $55 million of indebtedness incurred under the Company’s Receivables Facility and indebtedness relating to specified interest rate hedge agreements) as of the last day of a financial covenant period using the weighted-average exchange rate for the relevant fiscal six-month period to (ii) the Company’s consolidated EBITDA for the same financial covenant period. EBITDA is generally defined in the senior secured credit facilities as earnings before interest, taxes, depreciation and amortization, plus the addback of specified expenses. The senior secured credit facilities require that the Company’s maximum leverage ratio not exceed a declining range from 5.00 to 1 for the financial covenant period ending nearest December 31, 2005, to 3.50 to 1 for the financial covenant periods ending nearest September 30, 2010 and thereafter.

Minimum Interest Coverage Ratio. The Company is required to maintain an interest coverage ratio for each financial covenant period of no less than the minimum ratio specified in the senior secured credit facilities for that financial covenant period. The minimum interest coverage ratio is the ratio of: (i) the Company’s consolidated EBITDA for a financial covenant period to (ii) the Company’s cash interest expense for that same financial period. The senior secured credit facilities require that the Company’s minimum interest coverage ratio not exceed an increasing range from 2.00 to 1 for the financial covenant period ending nearest December 31, 2005, to 3.00 to 1 for the financial covenant period ending nearest September 30, 2010 and thereafter.

Capital Expenditures. The senior secured credit facilities prohibit the Company from making capital expenditures during any calendar year in an amount in excess of $150,000.

Restructuring Charges. The senior secured credit facilities limit the amount of cash payments (i) arising in connection with the November 2005 restructuring program at any time from fiscal year 2006 through the end of fiscal year 2009 to $355,000 in the aggregate and (ii) arising in connection with permitted divestitures at any time from fiscal year 2006 through the end of fiscal year 2008 to $45,000.

In addition, the senior secured credit facilities contain covenants that restrict the Company’s ability to declare dividends and to redeem and repurchase capital stock. The senior secured credit facilities also limit the Company’s ability to incur additional liens, engage in sale-leaseback transactions and incur additional indebtedness and make investments.

As of December 30, 2005, the Company was in compliance with all covenants under the senior secured credit facilities.

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

As of December 30, 2005, the Company was in compliance with all covenants under the indentures for the senior subordinated notes.

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

Interest Rate Swaps

In connection with the senior secured credit facilities, the Company is party to seven interest rate swaps, as described in Note 15.

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

(15) Financial Instruments

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

At December 30, 2005 and December 31, 2004, the Company held foreign currency forward contracts with notional amounts of $496,110 and $370,043, respectively, for the purpose of hedging foreign currency denominated receivables and payables. Because the terms of such contracts are primarily less than three months, the Company did not elect hedge accounting treatment for these contracts. The Company records the changes in the fair value of those contracts for which it does not elect hedge accounting within other (income) expense, net, in the consolidated statement of operations. Total net realized and unrealized (gains) losses recognized on foreign currency forward contracts were $(24,387), $6,382 and $2,989 for the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively.

As of December 30, 2005, the Company was party to an additional 21 forward exchange contracts, with an aggregate notional amount of $11,504, for the purpose of hedging future cash flows. Net unrealized losses of $65 on these contracts were included in accumulated other comprehensive income, net of tax, at December 30, 2005. As of December 31, 2004, the Company was not party to any forward exchange contracts for the purpose of hedging future cash flows.

The Company is also party to seven interest rate swaps entered into in May 2002, with the latest expiration date in May 2007. These swaps were purchased to hedge the Company’s floating interest rate exposure on term loan B (see Note 14) with a final maturity of December 2011. Under the terms of these swaps, the Company pays a fixed rate of 4.8% and receives three-month LIBOR on the notional amount of U.S. dollar swaps and three-month EURIBOR on the notional amount of Euro swaps for the life of the swaps. In connection with the April 2005 amendment to the senior secured credit facilities, all Euro-based term debt was paid in full. As a result, the three Euro swaps were caused to be ineffective, requiring all unrealized gains and losses to be recorded as a component of interest expense in the consolidated statement of operations from the payment date forward. As of December 30, 2005, the unrealized loss on the Euro swaps was $4,800. Unrealized gains and losses on the U.S. dollar swaps and the Euro swaps, up to the April 2005 payment date, were recognized in other comprehensive income, net of tax. The net unrealized loss included in accumulated other comprehensive income, net of tax, was $113 and $11,131 for the years ended December 30, 2005 and December 31, 2004, respectively. There was no ineffectiveness related to the U.S. dollar swaps as of December 30, 2005 and for all seven swaps as of December 31, 2004.

To the extent that such derivative financial instruments are designated and qualify as hedging instruments, the effective portion of the gain or loss on the derivative instrument is recorded in other comprehensive income and reclassified as a component to net income in the same period or periods during which the hedged transaction affects earnings. Gains or losses, existing at December 30, 2005, which are expected to be reclassified into the statement of operations from other comprehensive income during fiscal year 2006 are not expected to be significant.

(16) Restructuring Liabilities

November 2005 Restructuring Program

On November 7, 2005, the Company’s Board of Directors approved a restructuring program (“November 2005 Plan”), which is expected to take two to three years to implement, and includes a redesign of the Company’s organization structure, the closure of a number of manufacturing and other facilities and a workforce reduction of approximately 10%, in addition to previously planned divestitures. The Company is also considering the potential divestiture of or exit from certain non-core or underperforming businesses.

In connection with the November 2005 Plan, the Company recognized liabilities of $1,979 in the fourth quarter of 2005 for the involuntary termination of 13 employees and an additional $47 for other restructuring costs. During the second and third quarters of fiscal 2005, prior to the formal approval of the November 2005 Plan, the Company eliminated certain management positions and recorded restructuring reserves of $1,431 and $1,052, respectively, in accordance with SFAS Nos. 112, “Employer’s Accounting for Postemployment Benefits” and 146, “Accounting for Costs Associated with Exit or Disposal Activties.” These restructuring reserves were previously disclosed as “Other Restructuring Plans” in the Company’s 2005 quarterly reports on Form 10-Q. Because these activities were directly related to and were consistent with the goals of the November 2005 Plan, management has combined these costs with the November 2005 Plan for accounting and disclosure purposes.

The activities associated with the November 2005 Plan for the fiscal year ended December 30, 2005 are as follows:

	November 2005 Restructuring Plan
	Employee- Related	Other	Total
Liability recorded as restructuring expense	$4,462	$47	$4,509
Liability Adjustments [2]	383	—	383
Cash Paid [1]	(2,545)	—	(2,545)

Liability balances as of December 30, 2005	$2,300	$47	$2,347

[1]	Cash paid includes the effects of foreign exchange.
[2]	Liability adjustments reflect the reclassification of amounts previously recorded in other liabilities.

Exit and Acquisition-Related Restructuring Programs

During fiscal years 2002 and 2003, in connection with the acquisition of the DiverseyLever business, the Company recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities (“exit plans”). During the twelve months ended December 30, 2005, the Company paid cash of $1,076 representing contractual obligations associated with involuntary terminations and lease payments on closed facilities.

Also in connection with the acquisition of the DiverseyLever business, the Company recorded liabilities for the involuntary termination of pre-acquisition employees and other restructuring costs associated with pre-acquisition facilities (“acquisition-related plans”). The Company recognized liabilities of $12,574 and $20,231, for the involuntary termination of 253 and 316 additional pre-acquisition employees and an additional $618 and $294 for other restructuring costs during the twelve months ended December 30, 2005 and December 31, 2004, respectively. The Company’s acquisition-related restructuring plans provide for the planned termination of 930 pre-acquisition employees, of which 717 and 464 were actually terminated as of December 30, 2005 and December 31, 2004, respectively. Net liabilities recognized by the Company in connection with such planned terminations were recorded as restructuring expenses in accordance with SFAS No. 146.

The activities associated with the acquisition-related restructuring programs are disclosed in the table below.

	Exit Plans			Acquisition-Related Restructuring Plans
	Employee- Related	Other	Total	Employee- Related	Other	Total
Liability balances as of January 2, 2004	$24,821	$3,411	$28,232	$5,173	$1,393	$6,566
Liability recorded as restructuring expense	—	—	—	20,404	579	20,983
Liability Reclassifications [3]	(182)	182	—	369	(369)	—
Liability Adjustments [2]	(2,932)	(1,405)	(4,337)	(173)	(285)	(458)
Cash Paid [1]	(20,511)	(1,894)	(22,405)	(18,576)	(997)	(19,573)

Liability balances as of December 31, 2004	$1,196	$294	$1,490	$7,197	$321	$7,518
Liability recorded as restructuring expense	—	—	—	12,567	601	13,168
Liability Adjustments [2]	—	—	—	7	17	24
Cash Paid [1]	(796)	(280)	(1,076)	(14,492)	(920)	(15,412)

Liability balances as of December 30, 2005	$400	$14	$414	$5,279	$19	$5,298

[1]	Cash paid includes the effects of foreign exchange.
[2]	Liability adjustments include reductions to previously established plan obligations based on revisions to initial assumptions and removal of liabilities related to impaired long-lived assets in accordance with SFAS No. 144, which were charged to selling, general and administrative expenses in the consolidated statement of income. Accordingly, all charges related to the liability adjustments were recorded in the proper period.
[3]	Liability reclassifications include reclassification between previously determined employee-related and other plan liabilities based on clarification of original assumptions. All charges related to the liability reclassifications were recorded in the proper period.

(17) Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of operations, include the following:

	Fiscal Year Ended
	December 30, 2005	December 31, 2004	January 2, 2004
Foreign currency translation (gain) loss	$25,692	$(4,765)	$(8,419)
Forward contracts (gain) loss	(24,387)	6,382	2,989
(Gain) Loss on hyperinflationary country foreign currency translations	—	1,773	(1,827)
Other, net	(280)	1,519	(188)

	$1,025	$4,909	$(7,445)

(18) Income Taxes

The income tax provision for the Company has been calculated as if the entities included in the Company’s consolidated financial statements file separately from their parent holding company, Holdings, except with respect to U.S. foreign tax credits for which no tax benefit is taken by the Company, unless such benefit is expected to be realized by Holdings.

As a result of the separation from SCJ in 1999, the Company and its former parent, Holdco, entered into a tax sharing agreement to allocate responsibility for taxes between SCJ and the Company. In accordance with the terms of the agreement, the Company owed SCJ approximately $1,300, of which $650 was paid in October 2002, $300 was paid in October 2003, and $350 was satisfied by offsetting other U.S. income tax audit adjustments favorable to the Company. In 2005, the Company received $3,796 from SCJ representing adjustments resulting from the closure of the U.S. income tax audit for the fiscal years ended June 30, 2000 and June 29, 2001; however, the payment is subject to further adjustment as a result of current and potential future tax audits as well as tax carryforward and carryback provisions. The payment relates to the ability to carryback certain credits to the pre-separation period that were generated by the Company subsequent to separation. As these credits were generated and benefited by the Company in previous periods, the payment was not recognized as tax benefit in the current period.

The provision for income taxes for continuing operations was comprised of:

	Fiscal Year Ended
	December 30, 2005	December 31, 2004	January 2, 2004
Current tax expense:
Federal	$7,006	$8,860	$10,225
State	41	136	23
Foreign	23,124	22,588	18,864
Deferred tax expense (benefit):
Federal	98,891	(21,569)	(22,245)
Foreign	23,034	10,817	9,872

	$152,096	$20,832	$16,739

A reconciliation of the difference between the statutory U.S. federal income tax to the Company’s income tax expense for continuing operations is as follows:

	Fiscal Year Ended
	December 30, 2005	December 31, 2004	January 2, 2004
Statutory U.S. federal income tax	$(6,475)	$11,271	$12,161
State income taxes, net of federal benefit	41	136	(538)
Effect of foreign operations	(2,189)	(5,529)	(1,284)
Westpoint goodwill	2,137	—	—
Nondeductible expenses	4,767	5,237	3,912
Increase in valuation allowance	151,758	1,632	2,660
Foreign earnings deemed remitted	1,940	7,993	(745)
Other	117	92	573

Income tax expense	$152,096	$20,832	$16,739

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

The differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to significant portions of deferred income tax liabilities or assets include the following:

	December 30, 2005	December 31, 2004
Deferred tax assets:
Employee benefits	$95,711	$98,462
Inventories	8,117	6,525
Accrued expenses	41,988	40,535
Net operating loss carryforwards	181,142	148,369
Foreign tax credits	70,035	56,070
Valuation allowance	(251,831)	(47,821)

	$145,162	$302,140

Deferred tax liabilities:
Tangible assets	$14,507	$35,850
Intangible assets	123,660	108,374
Foreign earnings deemed remitted	27,127	22,712
Other, net	9,078	10,505

	$174,372	$177,441

The Company has foreign net operating loss carryforwards totaling $340,433 that expire as follows: fiscal 2006 – $1,175; fiscal 2007 – $1,553; fiscal 2008 – $5,478; fiscal 2009 – $32,451; fiscal 2010 – $45,345; fiscal 2011 and beyond – $64,828; and no expiration – $189,603.

The Company also has foreign tax credit carryforwards totaling $45,789 that expire as follows: fiscal 2010 - $677; fiscal 2011 and beyond - $37,743; and no expiration - $7,369. The Company also has U.S. federal and state net operating loss carryforwards totaling $131,987 and $447,604, respectively. The federal carryforward expires as follows: 2022 - $3,471; 2024 - $55,698; and 2025 - $72,818. The state net operating loss carryforwards expire in various amounts over one to twenty years. Valuation allowances of $251,831 and $47,821 as of December 30, 2005 and December 31, 2004, respectively, have been provided for deferred income tax benefits related to the foreign, federal and state loss carryforwards, U.S. capital loss carryforwards, foreign tax credits, and other net deferred tax assets where it is more likely than not that amounts may not be realized. The valuation allowance at December 30, 2005, includes $4,473 related to acquired foreign loss carryforwards. Any tax benefits subsequently recognized for the acquired foreign loss carryforwards will be allocated to reduce goodwill.

The valuation allowance at December 30, 2004 was determined in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The Company’s U.S. business has incurred accounting losses in recent years. However, the Company concluded that an increase to the valuation allowance against its deferred tax asset for U.S. federal net operating loss and foreign tax credit carryforwards was not required during 2004 due to the consideration of available tax planning strategies.

The valuation allowance at December 30, 2005 was also determined in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The combination of historical U.S. tax losses and the anticipated additional expenses to be incurred in the U.S. as part of the November 2005 restructuring program caused the Company to reconsider the need for a valuation allowance against its U.S. deferred tax assets. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. In certain cases, the negative evidence associated with historical losses cannot be overcome by management’s expectation of future taxable income. Based on the historical U.S. tax losses and the anticipated additional expenses to be incurred in the U.S. as part of the November 2005 restructuring program, it was no longer more likely than not that U.S. deferred tax assets would be fully realized. Accordingly, the Company recorded a charge for an additional valuation allowance of $140,181. The Company does not believe the impairment in fiscal year 2005 is indicative of future cash expenditures. If the November 2005 restructuring program produces the results anticipated by management, the Company anticipates that all or a portion of the valuation allowance would reverse in future periods.

Pretax income from foreign operations was $86,829, $105,101 and $87,048, for the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively. Federal and state income taxes are provided on international subsidiary income distributed to or taxable in the U.S. during the year. As of December 30, 2005, federal and state taxes have not been provided for the repatriation of unremitted earnings of certain foreign subsidiaries, which are considered to be permanently invested. A determination of the unrecognized deferred tax liability associated with permanently reinvested foreign subsidiary earnings is not practicable.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (Jobs Creation Act). The Jobs Creation Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85-percent dividends-received deduction for certain dividends from controlled foreign corporations. The Company has determined that repatriation of accumulated income earned abroad under this provision is not beneficial. As of December 30, 2005, the amount the Company has considered for repatriation from controlled foreign corporations under this provision, subject to the 85-percent dividends-received deduction, is zero.

On June 10, 2004, the Company completed the sale of stock of Whitmire. The sale of stock resulted in a capital loss of $3,568 for U.S. income tax purposes. The capital loss can be carried forward for five years and the Company has recorded a full valuation allowance on the deferred tax asset related to this capital loss.

(19) Defined Benefit Plans

The Company provides retirement and other defined benefits to its employees worldwide. The retirement benefits are provided mainly through pension and other defined benefit plans. Under the acquisition agreement with Unilever, the Company has agreed to maintain the employees’ benefit programs for DiverseyLever employees who joined the Company at their current level for at least three years. Otherwise, the Company reserves the right to amend or terminate its employee benefit plans at any time.

Employees around the world participate in various local pension and other defined benefit plans. These plans provide benefits that are generally based on years of credited service and a percentage of the employee’s eligible compensation, either earned throughout that service or during the final years of employment. Some smaller plans also provide long-service payments. Under the constitutions of Unilever’s plans, the Company’s plans have received transfer payments based on an equitable distribution of funds in respect of transferring employees. All such payments due relative to the transferring liability, measured using U.S. GAAP at the time of the agreement, have been settled by a cash payment from Unilever to the Company. The Company received $2,723 from Unilever in settlement of the agreement during the fiscal year ended December 31, 2004.

Global Defined Benefit Pension Plans

The following table provides a summary of the changes in the Company’s plans’ benefit obligations, assets and funded status during fiscal years 2005 and 2004, and the amounts recognized in the consolidated balance sheets, in respect of those countries where the pension liabilities exceeded a certain threshold (approximately $5,000).

	Fiscal Year Ended
	December 30, 2005			December 31, 2004
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Change in benefit obligations:
Benefit obligation at beginning of period	$222,132	$85,665	$417,802	$185,922	$82,801	$310,146
Measurement date adjustment	—	—	—	131	—	—
Service cost	11,267	1,543	20,849	9,267	1,722	20,557
Interest cost	13,269	1,588	20,775	11,949	1,627	16,675
Plan participant contributions	434	—	3,682	336	—	6,466
Actuarial loss or (gain)	10,162	4,617	53,180	23,668	846	(1,570)
Benefits paid	(11,737)	(4,538)	(15,785)	(11,524)	(4,787)	(11,416)
(Gain)/Loss due to exchange rate movements	1,652	(11,185)	(56,886)	2,331	3,456	30,535
Plan amendments	—	—	—	52	—	(364)
Acquisitions	—	—	54,499	—	—	43,375
Curtailments, settlements and special termination benefits	150	—	(2,486)	—	—	3,398

Benefit obligation at end of period	$247,329	$77,690	$495,630	$222,132	$85,665	$417,802

Change in plan assets:
Fair value of plan assets at beginning of period	$158,565	$38,999	$258,937	$138,734	$37,854	$154,553
Measurement date adjustment	—	—		(1,084)	—	—
Actual return on plan assets	12,713	210	41,932	12,470	3	9,826
Employer contribution	9,009	4,669	24,297	17,814	4,181	50,132
Plan participant contributions	434	—	3,682	336	—	6,466
Benefits paid	(11,737)	(4,538)	(15,785)	(11,524)	(4,611)	(9,612)
Gain/(Loss) due to exchange rate movements	1,135	(5,016)	(35,634)	1,819	1,572	18,916
Acquisitions	—	—	39,930	—	—	28,308
Settlements	—	—	—	—	—	348

Fair value of plan assets at end of period	$170,119	$34,324	$317,359	$158,565	$38,999	$258,937

Net amount recognized:
Funded status	$(77,210)	$(43,366)	$(178,271)	$(63,567)	$(46,667)	$(158,865)
Employer contributions between measurement date and year-end	20,043	—	—	14	—	—
Unrecognized net actuarial loss	84,579	33,469	86,675	76,067	35,665	54,180
Unrecognized prior service cost	(251)	30	(3,977)	(282)	(138)	(4,735)
Unrecognized transition obligation	—	602	—	—	961	—

Net amount recognized	$27,161	$(9,265)	$(95,573)	$12,232	$(10,179)	$(109,420)

Net amount recognized in consolidated balance sheets consists of:
Prepaid benefit cost	$31,815	$333	$1,461	$16,257	$2,096	$2,442
Accrued benefit liability	(4,654)	(9,598)	(97,034)	(4,025)	(12,275)	(111,862)
Additional minimum liability	(67,371)	(33,505)	(22,889)	(64,292)	(36,214)	(8,181)
Intangible assets	216	633	927	231	1,002	1,278
Accumulated other comprehensive income	67,155	32,872	21,962	64,061	35,212	6,903

Net amount recognized	$27,161	$(9,265)	$(95,573)	$12,232	$(10,179)	$(109,420)

Pension plans with accumulated benefit obligations in excess of plan assets at year end were as follows:

	December 30, 2005			December 31, 2004
	North		Rest of	North		Rest of
	America	Japan	World	America	Japan	World
	Plans	Plans	Plans	Plans	Plans	Plans
Projected benefit obligation	$240,119	$77,586	$391,877	$181,490	$85,666	$331,481
Accumulated benefit obligation	225,203	76,928	333,585	179,940	85,069	281,960
Fair value of plan assets	162,375	33,989	237,182	125,093	38,999	186,420

Actuarial calculations were computed using the following weighted-average rates:

	December 30, 2005			December 31, 2004
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Weighted-average discount rate	5.65%	2.00%	4.16%	5.79%	2.00%	4.48%
Weighted-average rate of increase in future compensation levels	4.40%	4.00%	2.77%	4.42%	4.00%	2.71%
Weighted-average expected long-term rate of return on plan assets	7.90%	2.00%	6.43%	8.75%	2.00%	6.42%

The components of net periodic benefit cost for the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively, were as follows:

	Fiscal Year Ended
	December 30, 2005			December 31, 2004			January 2, 2004
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Service cost	$11,267	$1,543	$20,849	$9,267	$1,722	$20,557	$6,389	$2,717	$17,540
Interest cost	13,269	1,588	20,775	11,949	1,627	16,675	11,419	2,024	11,943
Expected return on plan assets	(14,175)	(633)	(18,550)	(12,168)	—	(12,688)	(10,139)	—	(7,521)
Amortization of net loss	3,645	2,497	2,508	2,524	2,908	718	2,331	2,541	1,514
Amortization of transition obligation	—	252	—	—	256	—	—	240	—
Amortization of prior service cost	(31)	(161)	(108)	(35)	(207)	(236)	28	(47)	—
Curtailments, settlements and special termination benefits	150		(2,406)	—	—	—	—	1,015	—

Net periodic pension cost	$14,125	$5,086	$23,068	$11,537	$6,306	$25,026	$10,028	$8,490	$23,476

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

Expected pension benefit disbursements for each of the next five years and the five succeeding years are as follows:

	North America Plans	Japan Plans	Rest of World Plans
Year
2006	$8,578	$3,524	$10,732
2007	9,871	3,279	11,822
2008	11,020	3,819	13,674
2009	12,636	3,419	15,684
2010	14,299	3,529	16,688
Next five years thereafter	93,920	32,017	101,077

The Company participates with SCJ, a related party, in certain defined benefit plans at its Dutch and UK subsidiaries, and has not previously accounted for these plans under SFAS No. 87. In connection with the anticipated formal separation of the plans, the plan assets, obligations and related activity were separated in fiscal year 2005 and are included in the acquisition line of the tables represented above. In fiscal year 2005, the Company made an adjustment to account for the plans under SFAS No. 87, which did not have a significant impact on its results of operations for year ended December 30, 2005, or any prior periods. In connection with these plans, the Company recorded additional minimum pension liabilities of $9,861 as of December 30, 2005.

The Company also has an unfunded supplemental separation pay plan. This plan provides retirement benefits for employees formerly with SCJ who were hired before 1995. The projected benefit obligation was $7,081 and $7,612 as of December 30, 2005 and December 31, 2004, respectively, and is included in pension and other liabilities on the consolidated balance sheet. The accumulated benefit obligation was $4,869 and $5,364 as of December 30, 2005 and December 31, 2004, respectively.

Defined Benefit Pension Plans

The Company uses a measurement date of October 31 for its U.S. based pension plans, and December 31 for its non-U.S. based pension plans.

The following represents the weighted-average asset allocation by asset category for the Company’s North America, Japan and Rest of World defined benefit pension plans on December 30, 2005:

	North America Plans		Japan Plans		Rest of World Plans
Asset Class	Allocation	Target	Allocation	Target	Allocation	Target
Non-U.S. Equities	16%	16%	15%	15%	24%	24%
U.S. Equities	32%	31%	14%	14%	22%	22%
Non-U.S. Fixed Income	8%	8%	0%	0%	26%	26%
U.S. Fixed Income	38%	39%	13%	13%	16%	16%
Non-U.S. Real Estate	0%	0%	16%	16%	8%	8%
U.S. Real Estate	4%	2%	0%	0%	2%	2%
Cash and Cash Equivalents	3%	3%	0%	0%	2%	2%

Employer Contributions

The Company expects to contribute approximately $1,912, $4,400 and $27,505, respectively, to its North America, Japan and Rest of World defined benefit pension plans during fiscal year 2006.

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

North America	Expected Return
Canada	7.50%
United States	8.00%

Japan
Japan	2.00%

Rest of World
Belgium	7.25%
Denmark	6.75%
France	5.25%
Germany	5.50%
Netherlands	6.75%
Switzerland	5.75%
United Kingdom	7.00%

(20) Other Post-Employment Benefits

In addition to providing pension benefits, the Company provides for a portion of healthcare, dental, vision and life insurance benefits for certain retired employees. Covered employees retiring from the Company on or after attaining age 50 and who have rendered at least ten years of service to the Company are entitled to post-retirement healthcare, dental and life insurance benefits. These benefits are subject to deductibles, co-payment provisions and other limitations. Contributions made by the Company are equivalent to benefits paid. The Company may change or terminate the benefits at any time. The Company has elected to amortize the transition obligation over a 20-year period. In connection with the change in the Company’s fiscal year end to the Friday nearest December 31, the Company changed the measurement date of the post-retirement plan in fiscal year 2003 and adjusted the post-retirement expense prospectively over the balance of the fiscal year. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans follows:

	Fiscal Year Ended
	December 30, 2005	December 31, 2004
Change in benefit obligations:
Benefit obligation at beginning of period	$84,590	$76,687
Measurement date adjustment	—	470
Service cost	3,355	3,065
Interest cost	4,896	4,741
Actuarial loss	8,340	2,495
Benefits paid	(4,259)	(3,641)
(Gain)/Loss due to exchange rate movements	(699)	649
Plan amendments		124

Benefit obligation at end of period	$96,223	$84,590

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contribution	4,259	3,641
Plan participants contribution	840	736
Benefits paid	(5,099)	(4,377)

Fair value of plan assets at end of period	$—	$—

Net amount recognized:
Funded status	$(96,223)	$(84,590)
Employer contributions between measurement	1,160	547
date and year-end
Unrecognized transition obligation	—	2,294
Unrecognized net actuarial loss	33,462	20,696
Unrecognized prior service cost	(2,816)	629

Accrued benefit costs	$(64,417)	$(60,424)

The accumulated post-retirement benefit obligations were determined using a weighted-average discount rate of 5.73% and 5.70% at December 30, 2005 and December 31, 2004, respectively. The components of net periodic benefit cost for the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004 were as follows:

	Fiscal Year Ended
	December 30, 2005	December 31, 2004	January 2, 2004
Service cost	$3,355	$3,065	$2,966
Interest cost	4,896	4,741	4,910
Amortization of net loss	751	531	332
Amortization of transition obligation	287	287	722
Amortization of prior service cost	50	48	—

Net periodic benefit cost	$9,339	$8,672	$8,930

For the fiscal year ended December 30, 2005, healthcare cost trend rates were assumed to be in a range of 3% to 4% for international plans and 10% downgrading to 5% by 2011 for domestic plans. For the fiscal year ended December 31, 2004, healthcare cost trend rates were assumed to be in a range of 3% to 4% for international plans and 10% downgrading to 5% by 2010 for domestic plans. The assumed healthcare cost trend rate has a significant effect on the amounts reported for the healthcare plans. A one percentage point change on assumed healthcare cost trend rates would have the following effect for the fiscal year ended December 30, 2005:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$1,284	$(1,074)
Effect on post-retirement benefit obligation	17,346	(13,372)

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

Expected post-retirement benefits for each of the next five years and succeeding five years are as follows:

Year
2006	$3,600
2007	3,921
2008	4,243
2009	4,567
2010	4,957
Next five years thereafter	30,410

The Company adopted FSP 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” during fiscal year 2004. In accordance with the proposed guidance, the Company and its actuarial advisors determined that benefits provided to certain plan participants are expected to be at least actuarially equivalent to Medicare Part D, and, accordingly, the Company was entitled to a subsidy. The expected subsidy reduced the accumulated postretirement benefit obligation at January 1, 2004 by $6,100, and net periodic benefit cost by $748 for the fiscal year ended December 31, 2004. The Company did not need to amend its postretirement health care plans to qualify for the federal subsidy.

(21) Other Employee Benefit Plans

The Company has a discretionary profit-sharing plan covering certain employees. Under the plan, the Company expensed $13,516, $12,334 and $16,656 for the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively.

The Company has various defined contribution benefit plans which cover certain employees. Participants can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 40l(k) tax-deferred option. The Company paid $8,913 and $9,408 for matching contributions during the fiscal years ended December 30, 2005 and December 31, 2004, respectively. In addition, the Company contributed $1,266 to the DiverseyLever, Inc. Retirement Plan, a defined contribution plan for former DiverseyLever employees, for the fiscal year ended January 2, 2004. On December 31, 2003 the Retirement Plan was frozen. In February 2004, the Retirement Plan assets were merged into the JohnsonDiversey, Inc. Employee’s Deferred Profit Sharing and Savings Plan, and the DiverseyLever, Inc. Retirement Plan was terminated.

(22) Fair Value of Financial Instruments

The book value of the Company’s financial instruments including cash and cash equivalents, trade receivables, trade payables and derivative instruments approximates their respective fair values.

The book values and estimated fair values of borrowings are reflected below:

	December 30, 2005		December 31, 2004
	Book Value	Fair Value	Book Value	Fair Value
Short-term borrowings and current portion of long term debt	$57,325	$57,325	$100,990	$100,990
Long-term borrowings	1,351,710	1,355,876	1,244,173	1,330,200

The fair values of long-term borrowings were estimated using quoted market prices. The book value of short-term borrowings approximate fair value due to the short-term nature of the lines of credit (see Note 14).

(23) Stock-Based Compensation

The Company has a Long-Term Incentive Plan (the “Plan”) that provides certain senior management of the Company with the right to purchase stock of Holdco. Prior to July 1, 2001, the Plan provided for the award of one share of restricted stock and one stock option for every four shares purchased; participants could purchase these shares in exchange for a promissory note. Shares are acquired at a formula value, which is an estimation of fair value by the Company based on overall Holdco performance. All restricted shares vest over a two-to-four year period from the grant date. Stock options have an exercise term of ten years from the date of grant. Also, employees that remain with the Company for four years after spin-off are granted debt forgiveness of at least 50% of the purchase price of the stock. As of June 29, 2001, 18,222 shares of restricted stock and 1,302 options were issued under the Plan. Further, the board of directors approved discretionary stock options to certain employees under the Plan. As of June 29, 2001, total discretionary stock options issued under the plan were 29,295.

Subsequent to June 30, 2001, the Plan was modified so that all awards granted under the Plan were stock option grants. Newly issued stock options vest over four years and have an exercise period of seven years from the date of grant. Options issued under the modified plan were 153,622, 108,637, and 161,712 for the periods ended December 30, 2005, December 31, 2004, and January 2, 2004, respectively. Further, the board of directors approved discretionary stock options to certain employees under the modified plan. Discretionary stock options issued under the Plan were 4,570, 16,075, and 24,725 for the periods ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively.

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

Compensation expense recorded by the Company related to restricted stock and debt forgiveness, net of forfeitures, was ($171), $1,941 and $1,499 for the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively. During 2005, 19,950 restricted stock shares were forfeited thereby reversing $1,122 of compensation expense recorded ratably since the stock was granted; of which, $812 relates to compensation expense recorded in years prior to 2005.

A summary of stock option activity and average exercise price is as follows:

	Number of Shares	Weighted- Average Exercise Price
Shares under option at January 3, 2003	124,742	$113.17
Options granted	186,437	111.22
Options lapsed or surrendered	(4,748)	121.92
Options exercised	(2,326)	84.79

Shares under option at January 2, 2004	304,105	112.05

Options granted	124,712	136.61
Options lapsed or surrendered	(13,800)	118.61
Options exercised	(5,968)	107.13

Shares under option at December 31, 2004	409,049	119.39

Options granted	158,192	143.06
Options lapsed or surrendered	(47,041)	126.81
Options exercised	(19,062)	118.41

Shares under option at December 30, 2005	501,138	$126.20

Information related to stock options outstanding and stock options exercisable as of December 30, 2005, is as follows:

Weighted-Average Price Range	Number of Shares		Weighted-Average Remaining Contractual Life (in Years)
	Outstanding	Exercisable
$82.63	33,327	33,327	4
114.16	34,340	34,340	5
136.05	38,536	38,536	3
106.93	65,576	460	4
115.07	76,067	440	5
120.85	1,200	—	5
136.79	100,062	530	5
135.61	2,500	—	5
143.06	149,530	650	6

	501,138	108,283

Exercisable options held by employees at December 30, 2005 are 108,283. The weighted-average exercise price for options exercisable December 30, 2005 is $112.50.

Holdco Tender Offer

In December 2005, the Company and Holdco approved the cancellation of the Plan. In connection with this decision, Holdco commenced an offer to purchase all of its outstanding class C common stock, options to purchase its class C common stock and class B common stock held by current or former employees of SCJ. The offer expired in March 2006. Pursuant to the offer, holders of Holdco’s class C common stock who tendered shares in the offer received $139.25 in cash, without interest, for each share of class C common stock tendered. Holders of options received a cash payment as follows: (a) for options with an exercise price less than $139.25 per share, an amount equal to the difference between $139.25 and the exercise price for each share of class C common stock issuable upon exercise of the options and (b) for options with an exercise price equal to or greater than $139.25 per share, $8.00 for each share of class C common stock issuable upon exercise of the options. Holders of class B common stock received $83.30 for each share of class B common stock tendered.

The Company recorded $5,136 in selling, general and administrative expenses in December 2005 to recognize the costs associated with the participants accepting the tender offer, as the offer was approved by the Company’s Compensation Committee in December 2005 and its outcome on the financial results of the Company was both probable and reasonably estimable as of year-end.

Information related to stock options outstanding and stock options exercisable following completion of the tender offer is as follows:

Weighted-Average Price Range	Number of Shares		Weighted-Average Remaining Contractual Life (in Years)
	Outstanding	Exercisable
$82.63	26,316	26,316	4
114.16	27,675	27,675	5
136.05	10,570	10,570	3
106.93	12,405	—	4
115.07	13,325	—	5
136.79	18,065	—	5
143.06	20,440	—	6

	128,796	64,561

Adoption of New Cash-Based Long-Term Incentive Program

In December 2005, the Company approved a new long-term incentive program, which will become effective at the beginning of fiscal year 2006. The new program is not stock-based, rather, it provides for the accumulation of long-term cash awards based on three-year financial performance periods. The new awards are earned through service and will be recorded as compensation expense over the term of the program.

(24) Lease Commitments

The Company leases certain plant, office and warehouse space as well as machinery, vehicles, data processing and other equipment under long-term, noncancelable operating leases. Certain of the leases have renewal options at reduced rates and provisions requiring the Company to pay maintenance, property taxes and insurance. Generally, all rental payments are fixed. At December 30, 2005, the future payments for all operating leases with remaining lease terms in excess of one year, and excluding maintenance, taxes and insurance, in each of the next five fiscal years and thereafter were as follows:

Year
2006	$64,782
2007	49,259
2008	29,720
2009	15,211
2010	11,457
Thereafter	50,263

$220,692

Total rent expense under all leases was $78,478, $79,868 and $64,666 for the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively.

(25) Related-Party Transactions

The Company purchases certain raw materials and products from SCJ, which, like the Company, is majority-owned by the descendants of Samuel Curtis Johnson. Total inventory purchased from SCJ was $32,800, $29,227 and $26,981 for the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively.

SCJ also provides certain administrative, business support and general services, including shared facility services to the Company. In addition, the Company leases certain facilities from SCJ. Charges for these services and leases totaled $16,953, $18,592 and $33,398 for the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively. Of these amounts $0, $0 and $11,470 for the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively, represent amounts paid to reimburse SCJ for payroll, benefit and other costs paid by SCJ on behalf of the Company.

The Company licenses the use of certain trade names, housemarks and brand names from SCJ. Payments to SCJ under the license agreements governing the names and marks totaled $4,482, $4,473 and $4,083 for the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively.

SCJ purchases certain raw materials and products from the Company. Total inventory purchased by SCJ from the Company was $25,117, $22,777 and $23,946 for the fiscal years ended December 30, 2005, December 31, 2004, and January 2, 2004, respectively.

The Company has a banking relationship with the Johnson Financial Group, which is majority-owned by the descendants of Samuel Curtis Johnson. Service fees paid to the Johnson Financial Group totaled $155, $167 and $104, for the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively.

The Company leases its North American headquarters building from Willow Holdings, Inc., which is controlled by the descendants of Samuel Curtis Johnson. The Company’s operating lease costs were $789, $812 and $766 for the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively.

Several of the Company’s management are indebted to the Company in connection with their purchases of shares of class C common stock of Holdco (see Note 27). These loans were outstanding in the amount of $860 and $341, net of the forgiven portion, as of December 30, 2005 and December 31, 2004, respectively.

On May 3, 2002, in connection with the acquisition of the DiverseyLever business from Unilever, the Company entered into a sales agency agreement, a transitional services agreement and a dispensed products license agreement with Unilever. The sales agency agreement terminates on May 2, 2007. Amounts earned under the sales agency agreement totaled $94,105, $92,975 and $86,907 for the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively.

Under the dispensed products license agreement, Unilever has granted the Company a license to use certain intellectual property relating to the products the Company sells for use in certain personal care product dispensing systems. The dispensed products license agreement expires on May 2, 2007, and automatically renews for successive one-year periods unless terminated by either party under certain circumstances. Payments to Unilever under the dispensed products license agreement totaled $764, $756 and $959 for the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively.

Under the transitional services agreement, Unilever provides the Company with a wide range of support services that are intended to ensure the smooth transition of the DiverseyLever business from Unilever to the Company. Unilever provided most services for no more than 24 months, and, accordingly, services under the transitional services agreement have been terminated. Payments to Unilever under the transitional services agreement totaled $1,906 and $9,548 for the fiscal years ended December 31, 2004 and January 2, 2004, respectively. The Company paid Unilever $912 during fiscal 2005 in association with the continuation of various support services.

During the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004, the Company reimbursed Unilever $0, $722 and $5,028, respectively, for payroll and benefit-related costs paid by Unilever on behalf of the Company.

The Company purchases certain raw materials and products from Unilever, acts as a co-packer for Unilever and also sells certain finished goods to Unilever as a customer. Total purchases of inventory by the Company from Unilever were $52,128, $55,446 and $67,751, respectively, for the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004. Total sales of finished product by the Company to Unilever were $44,544, $39,437 and $43,565, for the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively.

The Company recognized interest income of $3,317, $3,536 and $5,290 for the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively, related to certain long-term acquisition related receivables from Unilever. The Company received $4,773 and $136 during the fiscal years ended December 30, 2005 and December 31, 2004, respectively, in partial settlement of the interest due.

In July 2005, the Company purchased two minority equity interests from Holdco, including a North American business associated with its professional segment for $994 and a Dutch business associated with its polymer segment for $2,000.

In December 2004, the Company acquired an office and manufacturing facility in Argentina from Unilever for $500 in cash and a short term payable of $500. In December 2005, the Company paid $500 to Unilever in settlement of the short term payable.

Related-party receivables and payables at December 30, 2005 and December 31, 2004 consist of the following:

	December 30, 2005	December 31, 2004
Included in accounts receivable – related parties:
Receivable from Holdco	$4,712	$4,213
Receivable from Holdings	303	428
Receivable from SCJ	1,662	1,644
Receivable from Unilever	21,856	25,291
Receivable from other related parties	393	—
Long-term acquisition-related receivable from Unilever (see Note 5)	65,194	96,269
Included in accounts payable – related parties:
Payable to SCJ	2,923	4,016
Payable to Unilever	50,021	61,010
Payable to other related parties	94	—
Short-term acquisition-related payable to Unilever	—	283
Long-term acquisition-related payables to Unilever	27,921	28,176
Long-term payable to other related parties	321	519
Included in equity:
Notes receivable from management	860	341

(26) Other Comprehensive Income/(Loss)

Components of other comprehensive income/(loss) are disclosed, net of tax, in the consolidated statements of stockholders’ equity. The following table reflects the gross other comprehensive income and related income tax (expense) benefit.

	Fiscal Year Ended
	December 30, 2005			December 31, 2004
	Gross	Tax	Net	Gross	Tax	Net
Foreign Currency translation adjustments:
Balance at beginning of year	$278,433	$(7,608)	$270,825	$205,311	$4,546	$209,857
Foreign Currency translation adjustments	(107,063)	(8,047)	(115,110)	73,122	(12,154)	60,968

Balance at end of year	171,370	(15,655)	155,715	278,433	(7,608)	270,825
Adjustments to minimum pension liability:
Balance at beginning of year	(106,176)	39,463	(66,713)	(81,873)	32,645	(49,228)
Adjustments to minimum pension liability	(16,059)	5,010	(11,049)	(24,303)	6,818	(17,485)

Balance at end of year	(122,235)	44,473	(77,762)	(106,176)	39,463	(66,713)
Unrealized gains (losses) on derivatives:
Balance at beginning of year	(16,378)	5,247	(11,131)	(23,328)	8,100	(15,228)
Gains (losses) in fair value of derivatives	7,411	(2,412)	4,999	6,950	(2,853)	4,097
Reclassification of prior unrealized losses realized in net income	8,692	(2,738)	5,954	—	—	—

Balance at end of year	(275)	97	(178)	(16,378)	5,247	(11,131)

Total accumulated other comprehensive income, net	$48,860	$28,915	$77,775	$155,879	$37,102	$192,981

(27) Stockholders’ Equity

During calendar years 1999, 2000 and 2005, the Company received notes from several of its management in connection with their purchases of shares of Class C common stock of Holdco, which currently owns two-thirds of the equity interests of Holdings, the Company’s parent. None of the notes received by the Company in 2005 were from officers.

As it relates to the notes received in 1999 and 2000, a minimum of 50% of the balance due was forgiven over a four-year vesting period. The notes were recorded by Holdco and later contributed to the Company. The Company recorded a charge for the amortization of the amount to be forgiven over the vesting period, with a corresponding payable to Holdco.

(28) Contingencies

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

In connection with the acquisition of the DiverseyLever business, the Company conducted environmental assessments and investigations at DiverseyLever facilities in various countries. These investigations disclosed the likelihood of soil and/or groundwater contamination, or potential environmental regulatory matters. The Company continues to evaluate the nature and extent of the identified contamination and is preparing and executing plans to address the contamination. In fiscal 2002 and 2003, the Company estimated costs and recorded liabilities of $11,800 representing the expected extent of contamination and the expected likelihood of recovery for some of these costs from Unilever under the purchase agreement. There were no adjustments to the liability during fiscal year 2004. During fiscal 2005, the Company reduced its environmental reserves by $2,916 in conjunction with the completion of remediation activities or determination that the need for remediation was no longer probable. Such reserve reduction was offset by a decrease in selling, general and administrative expenses in the consolidated statements of operations. To the extent that contamination is determined to be in violation of local environmental laws, the Company intends to seek recovery from Unilever under indemnification clauses contained in the purchase agreement.

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

(29) Segment Information

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

The following table represents operating segment information. Statement of operations, except depreciation and amortization, include results from continuing operations only.

	Fiscal Year Ended December 30, 2005
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$2,967,162	$365,793	$(22,665)	$3,310,290
Operating profit	80,272	36,934	—	117,206
Depreciation and amortization	173,473	9,975	—	183,448
Interest expense	146,164	819	(3,312)	143,671
Interest income	8,856	3,388	(3,312)	8,932
Total assets	3,226,756	247,825	(165,688)	3,308,893
Goodwill, net	1,126,347	1,639	—	1,127,986
Capital expenditures, including capitalized computer software	86,202	5,967	—	92,169

	Fiscal Year Ended December 31, 2004
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$2,865,568	$328,378	$(20,543)	$3,173,403
Operating profit	122,452	33,376	—	155,828
Depreciation and amortization	184,396	9,873	—	194,269
Interest expense	125,323	598	(1,216)	124,705
Interest income	6,234	1,255	(1,216)	6,273
Total assets	3,531,523	238,404	(157,918)	3,612,009
Goodwill, net	1,251,623	2,115	—	1,253,738
Capital expenditures, including capitalized computer software	124,898	4,904	—	129,802

	Fiscal Year Ended January 2, 2004
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$2,636,580	$285,101	$(18,612)	$2,903,069
Operating profit	115,004	36,895	—	151,899
Depreciation and amortization	150,364	9,099	—	159,463
Interest expense	131,337	752	(717)	131,372
Interest income	6,750	1,002	(717)	7,035
Total assets	3,593,605	208,288	(136,566)	3,665,327
Goodwill, net	1,223,316	743	—	1,224,059
Capital expenditures, including capitalized computer software	130,684	4,469	—	135,153

Pertinent financial data by geographical location is as follows:

	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations/ Other	Total Company
Net sales:
Fiscal year ended December 30, 2005	$1,064,356	$1,574,224	$346,896	$173,406	$215,578	$(64,170)	$3,310,290
Fiscal year ended December 31, 2004	1,008,231	1,538,310	348,747	139,346	195,161	(56,392)	3,173,403
Fiscal year ended January 2, 2004	993,700	1,378,453	278,616	128,352	170,711	(46,763)	2,903,069
Long-lived assets:
December 30, 2005	571,421	1,132,225	161,694	105,365	81,035	—	2,051,740
December 31, 2004	627,739	1,334,094	200,513	98,624	86,202	—	2,347,172

(30) Subsidiary Guarantors of Senior Subordinated Notes

The Senior Subordinated Notes are guaranteed by certain of the Company’s wholly owned subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full and unconditional, to the extent allowed by law, and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and the Company believes such separate statements or disclosures would not be useful to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of operations, balance sheets and statements of cash flows information for the Company (“Parent Company”), for the Guarantor Subsidiaries and for the Company’s non-guarantor subsidiaries (the “Non-guarantor Subsidiaries”), each of which were determined on a combined basis with the exception of eliminating investments in combined subsidiaries and certain reclassifications, which are eliminated at the consolidated level. The supplemental financial information reflects the investments of the Company in the Guarantor Subsidiaries and Non-guarantor Subsidiaries using the equity method of accounting.

Condensed consolidating statement of operations for the fiscal year ended December 30, 2005:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$706,065	$295,793	$2,336,257	$(121,930)	$3,216,185
Sales agency fee income	4,313	41	89,751	—	94,105

	710,378	295,834	2,426,008	(121,930)	3,310,290
Cost of sales	430,174	210,294	1,439,010	(121,758)	1,957,720

Gross profit	280,204	85,540	986,998	(172)	1,352,570
Selling, general and administrative expenses	362,302	34,656	749,720	—	1,146,678
Research and development expenses	35,130	8,060	27,819	—	71,009
Restructuring expense	6,768	—	10,909	—	17,677

Operating profit	(123,996)	42,824	198,550	(172)	117,206
Other (income) expense:
Interest expense	137,267	1,073	104,400	(99,069)	143,671
Interest income	(38,219)	(63,232)	(6,550)	99,069	(8,932)
Other (income) expense, net	(135,619)	549	(37,041)	173,136	1,025

Income (loss) before taxes	(87,425)	104,434	137,741	(173,308)	(18,558)
Provision for income taxes	79,172	26,191	46,733	—	152,096

Income (loss) before minority interests	(166,597)	78,243	91,008	(173,308)	(170,654)
Minority interests in net income of subsidiaries	—	—	(57)	—	(57)

Income (loss) from continuing operations	(166,597)	78,243	91,065	(173,308)	(170,597)
Income from discontinued operations, net of income taxes	—	4,000	—	—	4,000

Net income (loss)	$(166,597)	$82,243	$91,065	$(173,308)	$(166,597)

Condensed consolidating statement of operations for the fiscal year ended December 31, 2004:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$630,206	$325,299	$2,266,653	$(141,730)	$3,080,428
Sales agency fee income	5,293	102	87,580	—	92,975

	635,499	325,401	2,354,233	(141,730)	3,173,403
Cost of sales	358,236	229,450	1,369,688	(135,070)	1,822,304

Gross profit	277,263	95,951	984,545	(6,660)	1,351,099
Selling, general and administrative expenses	326,520	52,146	720,797	—	1,099,463
Research and development expenses	34,099	8,302	32,882	—	75,283
Restructuring expense	9,851	—	10,674	—	20,525

Operating profit	(93,207)	35,503	220,192	(6,660)	155,828
Other (income) expense:
Interest expense	110,685	2,269	104,218	(92,467)	124,705
Interest income	(34,844)	(55,228)	(8,668)	92,467	(6,273)
Other (income) expense, net	(148,177)	(2,357)	2,610	152,833	4,909

Income before taxes	(20,871)	90,819	122,032	(159,493)	32,487
Provision for income taxes	(34,537)	18,890	36,479	—	20,832

Income (loss) before minority interests	13,666	71,929	85,553	(159,493)	11,655
Minority interests in net income of subsidiaries	—	—	285	—	285

Income (loss) from continuing operations	13,666	71,929	85,268	(159,493)	11,370
Income from discontinued operations, net of income taxes	—	2,296	—	—	2,296

Net income (loss)	$13,666	$74,225	$85,268	$(159,493)	$13,666

Condensed consolidating statement of operations for the fiscal year ended January 2, 2004:
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$637,276	$317,080	$2,004,010	$(142,204)	$2,816,162
Sales agency fee income	7,139	215	79,553	—	86,907

	644,415	317,295	2,083,563	(142,204)	2,903,069
Cost of sales	352,455	205,446	1,190,183	(142,196)	1,605,888

Gross profit	291,960	111,849	893,380	(8)	1,297,181
Selling, general and administrative expenses	316,315	73,050	670,200	—	1,059,565
Research and development expenses	28,437	9,602	34,759	—	72,798
Restructuring expense	1,089	—	11,830	—	12,919

Operating profit	(53,881)	29,197	176,591	(8)	151,899
Other (income) expense:
Interest expense	115,601	935	100,272	(85,436)	131,372
Interest income	(31,026)	(55,180)	(6,265)	85,436	(7,035)
Other (income) expense, net	(131,608)	(4,464)	(6,485)	135,112	(7,445)

Income before taxes	(6,848)	87,906	89,069	(135,120)	35,007
Provision for income taxes	(30,989)	19,251	28,477	—	16,739

Income (loss) before minority interests	24,141	68,655	60,592	(135,120)	18,268
Minority interests in net loss of subsidiaries	—	—	262	—	262

Income (loss) from continuing operations	24,141	68,655	60,330	(135,120)	18,006
Income from discontinued operations, net of income taxes	—	6,135	—	—	6,135

Net income (loss)	$24,141	$74,790	$60,330	$(135,120)	$24,141

Condensed consolidating balance sheet at December 30, 2005:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$105,614	$1,238	$55,162	$—	$162,014
Accounts receivable	12,524	3,422	518,995	—	534,941
Intercompany receivables	261,634	433,866	—	(695,500)	—
Inventories	61,318	21,274	201,225	(144)	283,673
Other current assets	13,224	5,217	116,094	—	134,535

Total current assets	454,314	465,017	891,476	(695,644)	1,115,163
Property, plant and equipment, net	119,920	25,753	342,278	(6,743)	481,208
Capitalized software, net	81,570	1,115	8,311	—	90,996
Goodwill and other intangibles, net	182,264	148,014	1,132,564	7,714	1,470,556
Deferred income taxes	—	—	—	—	—
Intercompany advances	414,956	390,669	—	(805,625)	—
Other assets	107,543	3,470	40,253	(296)	150,970
Investments in subsidiaries	1,542,879	64,079	—	(1,606,958)	—

Total assets	$2,903,446	$1,098,117	$2,414,882	$(3,107,552)	$3,308,893

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$—	$39	$44,736	$—	$44,775
Current portion of long-term debt	7,750	—	4,800	—	12,550
Accounts payable	77,138	9,576	311,943	—	398,657
Intercompany payables	510,304	7,423	177,769	(695,496)	—
Accrued expenses	122,319	24,214	227,451	(1,017)	372,967

Total current liabilities	717,511	41,252	766,699	(696,513)	828,949
Intercompany note payable	—	171,741	633,884	(805,625)	—
Long-term borrowings	1,333,853	—	17,857	—	1,351,710
Other liabilities	123,904	41,252	233,619	1,281	400,056

Total liabilities	2,175,268	254,245	1,652,059	(1,500,857)	2,580,715
Stockholders’ equity	728,178	843,872	762,823	(1,606,695)	728,178

Total liabilities and equity	$2,903,446	$1,098,117	$2,414,882	$(3,107,552)	$3,308,893

Condensed consolidating balance sheet at December 31, 2004:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$810	$646	$26,588	$—	$28,044
Accounts receivable	13,139	3,586	539,520	—	556,245
Intercompany receivables	264,447	410,968	42,138	(717,553)	—
Inventories	39,194	24,189	218,458	(89)	281,752
Other current assets	28,319	7,472	96,106	—	131,897

Total current assets	345,909	446,861	922,810	(717,642)	997,938
Property, plant and equipment, net	130,179	32,100	411,308	(6,626)	566,961
Capitalized software, net	98,939	2,825	10,465	—	112,229
Goodwill and other intangibles, net	123,267	170,233	1,343,353	25,318	1,662,171
Deferred income taxes	100,241	—	—	—	100,241
Intercompany advances	520,031	531,821	27,751	(1,079,603)	—
Other assets	140,088	1,620	30,761	—	172,469
Investments in subsidiaries	1,630,140	60,714	—	(1,690,854)	—

Total assets	$3,088,794	$1,246,174	$2,746,448	$(3,469,407)	$3,612,009

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$39,300	$—	$53,404	$—	$92,704
Current portion of long-term debt	3,959	—	4,327	—	8,286
Accounts payable	70,866	18,626	340,376	—	429,868
Intercompany payables	689,132	6,430	23,678	(719,240)	—
Accrued expenses	150,829	16,661	257,029	(14,588)	409,931

Total current liabilities	954,086	41,717	678,814	(733,828)	940,789
Intercompany note payable	—	170,558	909,044	(1,079,602)	—
Long-term borrowings	987,038	—	257,135	—	1,244,173
Other liabilities	101,845	45,668	227,729	5,980	381,222

Total liabilities	2,042,969	257,943	2,072,722	(1,807,450)	2,566,184
Stockholders’ equity	1,045,825	988,231	673,726	(1,661,957)	1,045,825

Total liabilities and equity	$3,088,794	$1,246,174	$2,746,448	$(3,469,407)	$3,612,009

Condensed consolidating statement of cash flows for the fiscal year ended December 30, 2005:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(68,890)	$212,318	$258,362	$(266,620)	$135,170
Cash flows from investing activities:
Capital expenditures, net	(34,308)	(3,400)	(51,151)	—	(88,859)
Acquisitions of businesses	23,680	(5,390)	(20,843)	(3,561)	(6,114)
Proceeds from divestitures	979	4,000	18,404	—	23,383

Net cash provided by (used in) investing activities	(9,649)	(4,790)	(53,590)	(3,561)	(71,590)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	(15,324)	(2,961)	122,027	(143,173)	(39,431)
Proceeds from (repayments of) long-term borrowings	361,191	106	(446,990)	247,516	161,823
Proceeds from (repayments of) additional paid in capital	(74,119)	(91,715)	113,287	52,547	—
Payment of debt issuance costs	(6,594)	—	(641)	—	(7,235)
Dividends paid	(40,437)	(56,791)	(56,502)	113,291	(40,439)

Net cash provided by (used in) financing activities	224,717	(151,361)	(268,819)	270,181	74,718

Effect of exchange rate changes on cash and cash equivalents	(41,555)	(55,394)	92,621	—	(4,328)

Change in cash and cash equivalents	104,623	773	28,574	—	133,970
Beginning balance	991	465	26,588	—	28,044

Ending balance	$105,614	$1,238	$55,162	$—	$162,014

Condensed consolidating statement of cash flows for the fiscal year ended December 31, 2004:
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(74,822)	$77,655	$193,015	$2,928	$198,776
Cash flows from investing activities:
Capital expenditures, net	(64,757)	1,863	(54,880)	—	(117,774)
Acquisitions of businesses	33,439	(21,129)	2,453	(18,731)	(3,968)
Proceeds from divestitures	—	48,423	—	—	48,423

Net cash provided by (used in) investing activities	(31,318)	29,157	(52,427)	(18,731)	(73,319)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	298,418	(91)	(37,762)	(199,879)	60,686
Proceeds from (repayments of) long-term borrowings	(112,340)	3,625	(84,816)	39,690	(153,841)
Proceeds from (repayments of) additional paid in capital	(78,631)	(80,587)	52,945	106,273	—
Payment of debt issuance costs	9,644	—	(10,981)	—	(1,337)
Dividends paid	(14,888)	(63,051)	(6,711)	69,719	(14,931)

Net cash provided by (used in) financing activities	102,203	(140,104)	(87,325)	15,803	(109,423)

Effect of exchange rate changes on cash and cash equivalents	4,747	32,751	(50,031)	—	(12,533)

Change in cash and cash equivalents	810	(541)	3,232	—	3,501
Beginning balance	—	1,187	23,356	—	24,543

Ending balance	$810	$646	$26,588	$—	$28,044

Condensed consolidating statement of cash flows for the fiscal year ended January 2, 2004:
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$210,764	$(110,305)	$189,356	$(14,137)	$275,678
Cash flows from investing activities:
Capital expenditures, net	(60,514)	(797)	(56,896)	—	(118,207)
Acquisitions of businesses	40,427	7,108	(48,381)	(20,776)	(21,622)
Proceeds from divestitures	2,830	—	2,211	—	5,041

Net cash provided by (used in) investing activities	(17,257)	6,311	(103,066)	(20,776)	(134,788)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	62,957	(124)	(58,902)	(57,204)	(53,273)
Proceeds from (repayments of) long-term borrowings	(240,578)	164,889	50,887	(115,837)	(140,639)
Proceeds from (repayments of) additional paid in capital	(60,871)	(73,009)	9,054	124,826	—
Payment of debt issuance costs	(1,491)	—	(327)	—	(1,818)
Dividends paid	(7,856)	(78,644)	(4,506)	83,128	(7,878)

Net cash provided by (used in) financing activities	(247,839)	13,112	(3,794)	34,913	(203,608)

Effect of exchange rate changes on cash and cash equivalents	50,031	85,787	(107,829)	—	27,989

Change in cash and cash equivalents	(4,301)	(5,095)	(25,333)	—	(34,729)
Beginning balance	4,301	6,282	48,689	—	59,272

Ending balance	$—	$1,187	$23,356	$—	$24,543

(31) Quarterly Financial Data (unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	April 1, 2005	April 2, 2004	July 1, 2005	July 2, 2004	September 30, 2005	October 1, 2004	December 30, 2005	December 31, 2004
Net sales [1]	$804,360	$773,179	$869,553	$809,726	$833,535	$783,938	$802,842	$806,560
Gross profit [1]	328,203	339,007	363,781	359,828	346,282	333,147	314,304	319,117
Net income (loss) [2]	(7,844)	4,172	5,143	18,770	8,425	4,440	(172,321)	(13,716)

[1]	Amounts include results from continuing operations. Prior year data has been restated to conform to the current year presentation.
[2]	During the fourth quarter of fiscal year 2005, the Company recorded compensation expense of $5,136 associated with the cancellation of its long-term incentive program (see Note 23) and additional interest expense of $10,343 in relation to its debt restructuring (see Note 14). In addition, based on the combination of historical U.S. tax losses and the anticipated additional expenses to be incurred in the U.S. as part of the November 2005 restructuring program, the Company recorded a charge for a valuation allowance against its U.S. deferred tax assets of $140,181 (see Note 18).

During the fourth quarter of fiscal year 2004, the Company recorded adjustments to decrease fixed assets by $6,600 (pre-tax) to properly recognize consolidated carrying value. In addition, the Company continued to see declines in gross profit margins, primarily due to unfavorable sales mix and escalating raw material price increases.

(32) Subsequent Event

On March 7, 2006, the Company announced its intention to exit the service-oriented laundry and ware washing business in the United States and to develop a new model for delivering cleaning and sanitation products and systems to customers in the health care and hospitality sectors. This decision does not apply anywhere outside the United States.

As a result of these decisions, the Company will reduce employment in the United States by more than 500 positions and will shut down manufacturing plants in East Stroudsburg, Pennsylvania, and Cambridge, Maryland, along with several distribution warehouses by the end of 2006. In March 2006, in association with the restructuring, the Company expects to record reserves of approximately $20,500 for severance costs and approximately $3,100 for non-employee related costs, primarily associated with facility closures and contract termination fees. In addition, the Company expects to record additional selling, general and administrative costs of approximately $42,800 relating to asset impairment.

The Company expects to record additional cash and non-cash costs related to the restructuring in future periods. At this time, these costs cannot be reasonably estimated.

JOHNSONDIVERSEY, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of JohnsonDiversey, Inc. (incorporated by reference as Exhibit 3.1 to the Registration Statement on Form S-4 of JohnsonDiversey, Inc. filed with the SEC on July 31, 2002 (Reg. No. 333-97427)(the “JDI Form S-4”))

3.2	Bylaws of JohnsonDiversey, Inc. (incorporated by reference as Exhibit 3.20 to the JDI Form S-4)

4.1	Indenture between JohnsonDiversey, Inc. and each of the guarantors named therein and BNY Midwest Trust Company, as trustee, dated as of May 3, 2002, relating to the $300,000,000 9.625% Senior Subordinated Notes due 2012 (incorporated by reference as Exhibit 4.1 to the JDI Form S-4)

4.2	Indenture between JohnsonDiversey, Inc. and each of the guarantors named therein and The Bank of New York, as trustee, dated as of May 3, 2002, relating to the €225,000,000 9.625% Senior Subordinated Notes due 2012 (incorporated by reference as Exhibit 4.2 to the JDI Form S-4)

10.1	Purchase Agreement among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of November 20, 2001 (incorporated by reference as Exhibit 10.1 to the JDI Form S-4)*

10.2	First Amendment to the Purchase Agreement by and among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of February 11, 2002 (incorporated by reference as Exhibit 10.2 to the JDI Form S-4)

10.3	Second Amendment to the Purchase Agreement by and among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of April 5, 2002 (incorporated by reference as Exhibit 10.3 to the JDI Form S-4)

10.4	Third Amendment to the Purchase Agreement by and among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of May 3, 2002 (incorporated by reference as Exhibit 10.4 to the JDI Form S-4)*

10.5	Master Sales Agency Agreement among Unilever N.V., Unilever PLC and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), dated as of May 3, 2002 (incorporated by reference as Exhibit 10.5 to the JDI Form S-4)*

10.6	Stockholders’ Agreement among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), Commercial Markets Holdco, Inc. and Marga B.V., dated as of May 3, 2002 (incorporated by reference as Exhibit 10.6 to the JDI Form S-4)

10.7	Amended and Restated Credit Agreement, dated as of December 16, 2005, among JohnsonDiversey, Inc., as borrower, JohnsonDiversey Holdings, Inc., the lenders and issuers party thereto, as lenders, Citicorp USA, Inc., as administrative agent, JPMorgan Chase Bank, N.A., General Electric Capital Corporation and National City Bank of the Midwest, each as a co-documentation agent, and Citigroup Global Markets, Inc., as sole arranger and book runner (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K of JohnsonDiversey, Inc. filed with the SEC on December 19, 2005)

10.8	Amended and Restated Guaranty Agreement, dated as of December 16, 2005, by JohnsonDiversey Holdings, Inc. (f/k/a/, Johnson Professional Holdings, Inc.) and each of the other entities on the signature pages thereof in favor of Citicorp, USA, Inc. as administrative agent (incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K of JohnsonDiversey, Inc. filed with the SEC on December 19, 2005)

10.9	Pledge and Security Agreement, dated as of May 3, 2002, by JohnsonDiversey, Inc., JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.) and the other loan parties signatories thereto in favor of the Administrative Agent (incorporated by reference as Exhibit 10.8 to the JDI Form S-4)

Exhibit Number	Description of Exhibit
10.10	Agreement between S.C. Johnson & Son, Inc. and JohnsonDiversey, Inc., dated as of May 3, 2002, with respect to, among other things, the house marks (incorporated by reference as Exhibit 10.9 to the JDI Form S-4)*

10.11	Agreement between S.C. Johnson & Son, Inc. and Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.), dated as of May 3, 2002, with respect to, among other things, the house marks (incorporated by reference as Exhibit 10.10 to the JDI Form S-4)*

10.12	Technology Disclosure and License Agreement among S.C. Johnson & Son, Inc., JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.) dated as of May 3, 2002 (incorporated by reference as Exhibit 10.11 to the JDI Form S-4)*

10.13	Omnibus Amendment of Leases among S.C. Johnson & Son, Inc., Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.) and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), dated November 20, 2001 (incorporated by reference as Exhibit 10.12 to the JDI Form S-4)

10.14	Lease Agreement between S.C. Johnson & Son, Inc. and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) for Waxdale Building 65, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999 (incorporated by reference as Exhibit 10.13 to the JDI Form S-4)*

10.15	Lease Agreement between S.C. Johnson & Son, Inc. and Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.) for Waxdale Buildings 50, 57 and 59, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999 (incorporated by reference as Exhibit 10.14 to the JDI Form S-4)*

10.16	Real Estate and Equipment Lease Agreement between S.C. Johnson & Son, Inc. and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) for Waxdale Buildings 59 and 63, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999 (incorporated by reference as Exhibit 10.15 to the JDI Form S-4)*

10.17	Lease Agreement between S.C. Johnson & Son, Inc. and Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.) for Waxdale Buildings 52, 53, 54, 66, 66A, 71 & 72, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999 (incorporated by reference as Exhibit 10.16 to the JDI Form S-4)*

10.18	Receivables Purchase Agreement among JWPR Corporation, as seller and servicer, Falcon Asset Securitization Corporation, and Bank One, NA, as Financial Institution and as Agent, dated March 2, 2001, as amended through Amendment No. 2 dated May 3, 2002 (incorporated by reference as Exhibit 10.17 to the JDI Form S-4)***

10.19	Amendment and Waiver No. 3 to the Receivable Purchase Agreement dated as of December 19, 2002, among JWPR Corporation, as Seller and Servicer, Falcon Asset Securitization Corporation, and Bank One, NA, As Financial Institution and Agent (incorporated by reference as Exhibit 10.27 to the Registration Statement on Form S-4 of JohnsonDiversey Holdings, Inc. filed with the SEC on September 16, 2003 (Reg. No. 333-108853)(the “JDHI Form S-4”))***

10.20	Amendment No. 4 to the Receivable Purchase Agreement dated as of May 1, 2003, among JWPR Corporation, as Seller and Servicer, Falcon Asset Securitization Corporation, and Bank One, NA, As Financial Institution and Agent (incorporated by reference as Exhibit 10.28 to the JDHI Form S-4)***

10.21	Amendment No. 5 to the Receivable Purchase Agreement dated as of June 30, 2003, among JWPR Corporation, as Seller and Servicer, Falcon Asset Securitization Corporation, and Bank One, NA, As Financial Institution and Agent (incorporated by reference as Exhibit 10.29 to the JDHI Form S-4)***

10.22	Amendment No. 6 to the Receivable Purchase Agreement dated as of July 31, 2003, among JWPR Corporation, as Seller and Servicer, Falcon Asset Securitization Corporation, and Bank One, NA, As Financial Institution and Agent (incorporated by reference as Exhibit 10.30 to the JDHI Form S-4)***

10.23	Amendment No. 7 to the Receivable Purchase Agreement dated as of July 31, 2003, among JWPR Corporation, as Seller and Servicer, Falcon Asset Securitization Corporation, and Bank One, NA, As Financial Institution and Agent (incorporated by reference as Exhibit 10.31 to the JDHI Form S-4)***

10.24	Receivables Sale Agreement, dated as of March 2, 2001, between Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.), as originator, and JWPR Corporation, as buyer (incorporated by reference as Exhibit 10.18 to the JDI Form S-4)

Exhibit Number	Description of Exhibit
10.25	Receivables Sale Agreement, dated as of March 2, 2001, between U S Chemical Corporation, as originator, and JWPR Corporation, as buyer (incorporated by reference as Exhibit 10.19 to the JDI Form S-4)

10.26	Receivables Sale Agreement, dated as of March 2, 2001, between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), as originator, and JWPR Corporation, as buyer (incorporated by reference as Exhibit 10.20 to the JDI Form S-4)

10.27	Amendment No. 1 to Receivables Sale Agreement, dated as of August 29, 2003, between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), as originator, and JWPR Corporation, as buyer (incorporated by reference as Exhibit 10.35 to the JDHI Form S-4)

10.28	Receivables Sale Agreement, dated as of August 29, 2003, between The Butcher Company, as originator, and JohnsonDiversey, Inc., as buyer (incorporated by reference as Exhibit 10.36 to the JDHI Form S-4)

10.29	Receivables Sale and Contribution Agreement, dated as of March 2, 2001, among Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.), U S Chemical Corporation, Whitmire Micro-Gen Research Laboratories, Inc., JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), JWP Investments, Inc. and JWPR Corporation (incorporated by reference as Exhibit 10.21 to the JDI Form S-4)

10.30	Stock Purchase Agreement by and among JWP Investments, Inc., Sorex Holdings, Ltd. and Whitmire Holdings Inc. dated as of June 9, 2004 (incorporated by reference as Exhibit 2.1 to the Current Report on Form 8-K of JohnsonDiversey, Inc. filed with the SEC on June 25, 2004)

10.31	Commercial Markets Holdco, Inc. Second Amended and Restated Long-Term Equity Incentive Plan (incorporated by reference as Exhibit 10.31 to Amendment No. 2 of the Registration Statement on Form S-4 of JohnsonDiversey, Inc. filed with the SEC on November 21, 2002 (Reg. No. 333-97247)**

10.32	Form of Stock Option Agreement under Commercial Markets Holdco, Inc. Amended and Restated Long-Term Equity Incentive Plan (incorporated by reference as Exhibit 10.32 to the JDI Form S-4)**

10.33	Employment Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Gregory E. Lawton, dated November 8, 1999 (incorporated by reference as Exhibit 10.26 to the JDI Form S-4)**

10.34	Employment Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and JoAnne Brandes, dated November 8, 1999 (incorporated by reference as Exhibit 10.22 to the JDI Form S-4)**

10.35	Employment Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Gregory F. Clark, dated November 8, 1999 (incorporated by reference as Exhibit 10.35 to the JDI Form S-4)**

10.36	Employment Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and David S. Andersen, dated November 8, 1999 (incorporated by reference as Exhibit 10.36 to the JDI Form S-4)**

10.37	Amendment to Employment Agreement and Long Term Incentive Plan Operating Provisions between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Gregory E. Lawton, dated October 4, 2000 (incorporated by reference as Exhibit 10.27 to the JDI Form S-4)**

10.38	Amendment to Employment Agreement and Long Term Incentive Plan Operating Provisions between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and JoAnne Brandes, dated October 23, 2000 (incorporated by reference as Exhibit 10.23 to the JDI Form S-4)**

10.39	Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and S. Curtis Johnson, dated December 6, 2001 (incorporated by reference as Exhibit 10.30 to the JDI Form S-4)**

10.40	JohnsonDiversey, Inc. Supplemental Executive Retirement Plan for Gregory E. Lawton, effective January 1, 2002 (incorporated by reference as Exhibit 10.47 to the JDHI Form S-4)**

10.41	Employment Agreement between JohnsonDiversey, Inc. and Thomas Gartland, executed July 17, 2003 (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey, Inc. filed with the SEC on November 14, 2003)**

Exhibit Number	Description of Exhibit
10.42	Employment Agreement between JohnsonDiversey, Inc. and Mark S. Cross, executed August 1, 2003 (incorporated by reference as Exhibit 10.2 to the Quarterly Report on Form 10-Q of JohnsonDiversey, Inc. filed with the SEC on November 14, 2003) **

10.43	Employment Agreement between JohnsonDiversey, Inc. and Diarmuid P. Ryan, executed May 3, 2004 (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey, Inc. filed with the SEC on November 12, 2004)**

10.44	Employment Agreement between JohnsonDiversey, Inc. and Joseph F. Smorada, executed November 1, 2004 (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K of JohnsonDiversey, Inc. filed with the SEC on November 12, 2004) **

10.45	Employment Agreement between JohnsonDiversey, Inc. and Dr. Stephen A. Di Biase, executed December 7, 2004 (incorporated by reference as Exhibit 10.50 to the Annual Report on Form 10-K of JohnsonDiversey, Inc. filed with the SEC on March 21, 2005) **

10.46	Employment Agreement between JohnsonDiversey, Inc. and Pedro Chidichimo, dated as of October 31, 2005 (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey, Inc. filed with the SEC on November 8, 2005)**

10.47	Retirement Agreement between JohnsonDiversey, Inc. and Gregory E. Lawton, dated as of February 3, 2006**

10.48	Employment Agreement between JohnsonDiversey, Inc. and Edward F. Lonergan, dated as of March 17, 2006**

14.1	JohnsonDiversey, Inc. Finance Officers Ethics Policy (incorporated by reference as Exhibit 14.1 to the Annual Report on Form 10-K of JohnsonDiversey, Inc. filed with the SEC on April 3, 2003)

21.1	Subsidiaries of JohnsonDiversey, Inc.

24.1	Power of Attorney

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the SEC.
**	Management contract or compensatory plan.
***	Effective April 2004, Falcon Asset Securitization Corporation assigned its interest to Chariot Asset Securitization Corporation.

E-4