Form 10-Q
period 2006-03-31
JOHNSONDIVERSEY INC
filed 2006-05-11
CIK 1175757

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated flier, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There is no public trading market for the registrant’s common stock. As of May 5, 2006, there were 24,422 outstanding shares of the registrant’s common stock, $1.00 par value.

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

FORWARD-LOOKING STATEMENTS

We make statements in this Form 10–Q that are not historical facts. These “forward-looking statements” can be identified by the use of terms such as “may,” “intend,” “might,” will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	our ability to execute our business strategies;

•	our ability to successfully complete our restructuring program, including the achievement of cost savings and potential disposition of assets;

•	changes in general economic and political conditions, interest rates and currency movements, including, in particular, exposure to foreign currency risks;

•	the vitality of the institutional and industrial cleaning and sanitation market, and the printing and packaging, coatings and plastics markets;

•	restraints on pricing flexibility due to competitive conditions in the professional and polymer markets;

•	the loss or insolvency of a significant supplier or customer;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets and system of internal control;

•	changes in energy costs, the costs of raw materials and other operating expenses;

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	changes in tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	the loss of, or changes in, executive management or other key personnel;

•	natural and man made disasters, including acts of terrorism, hostilities or war that impact our markets;

•	conditions affecting the food and lodging industry, including health-related, political and weather-related; and

•	other factors listed from time to time in reports that we file with the Securities and Exchange Commission.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JOHNSONDIVERSEY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	March 31, 2006	December 30, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$146,519	$162,014
Accounts receivable, less allowance of $33,001 and $27,406, respectively	501,592	506,015
Accounts receivable – related parties	27,789	28,926
Inventories	288,071	283,673
Deferred income taxes	14,080	14,410
Other current assets	127,117	120,125

Total current assets	1,105,168	1,115,163
Property, plant and equipment, net	455,489	481,208
Capitalized software, net	83,556	90,996
Goodwill, net	1,143,818	1,127,986
Other intangibles, net	319,896	342,570
Long-term receivables – related parties	66,473	65,194
Other assets	82,571	85,776

Total assets	$3,256,971	$3,308,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$38,228	$44,775
Current portion of long-term debt	12,550	12,550
Accounts payable	329,121	345,619
Accounts payable – related parties	57,062	53,038
Accrued expenses	426,577	372,967

Total current liabilities	863,538	828,949
Pension and other post-retirement benefits	271,579	269,787
Long-term borrowings	1,357,220	1,351,710
Long-term payables – related parties	28,231	28,242
Deferred income taxes	46,655	43,620
Other liabilities	56,654	58,407

Total liabilities	2,623,877	2,580,715
Commitments and contingencies (Note 16)	—	—
Stockholders’ equity:
Common stock – $1.00 par value; 200,000 shares authorized; 24,422 shares issued and outstanding	24	24
Class A 8% cumulative preferred stock – $100.00 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Class B 8% cumulative preferred stock – $100.00 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Capital in excess of par value	742,880	742,790
Accumulated deficit	(203,464)	(91,551)
Accumulated other comprehensive income	94,400	77,775
Notes receivable from officers	(746)	(860)

Total stockholders’ equity	633,094	728,178

Total liabilities and stockholders’ equity	$3,256,971	$3,308,893

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Three Months Ended
	March 31, 2006	April 1, 2005
	(unaudited)
Net sales:
Net product and service sales	$764,730	$782,677
Sales agency fee income	21,285	21,683

	786,015	804,360
Cost of sales	476,947	476,350

Gross profit	309,068	328,010
Selling, general and administrative expenses	321,870	285,766
Research and development expenses	17,801	17,459
Restructuring expenses	42,621	3,396

Operating profit (loss)	(73,224)	21,389
Other (income) expense:
Interest expense	32,923	31,264
Interest income	(3,484)	(1,574)
Other expense, net	1,410	161

Loss from continuing operations before income taxes and minority interests	(104,073)	(8,462)
Provision for income taxes	7,962	3,282

Loss from continuing operations before minority interests	(112,035)	(11,744)
Minority interests in net income of subsidiaries	2	100

Loss from continuing operations	(112,037)	(11,844)
Income from discontinued operations, net of income taxes	124	4,000

Net loss	$(111,913)	$(7,844)

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three Months Ended
	March 31, 2006	April 1, 2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(111,913)	$(7,844)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities–
Depreciation and amortization	54,929	38,678
Amortization of intangibles	27,380	8,417
Amortization and write-off of debt issuance costs	1,678	2,198
Interest accrued on long-term receivables- related parties	(605)	(908)
Deferred income taxes	3,083	(1,352)
Gain on disposal of discontinued operations	(124)	(4,000)
Gain from divestitures	(1,187)	(604)
Gain (loss) on property disposals	(118)	2,648
Other	4,141	5,320
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses–
Accounts receivable securitization	(7,500)	(22,700)
Accounts receivable	19,038	32,869
Inventories	(6,087)	(25,258)
Other current assets	(2,559)	(19,536)
Other assets	526	(5,401)
Accounts payable and accrued expenses	34,555	(13,532)
Other liabilities	(1,658)	9,018

Net cash provided by (used in) operating activities	13,579	(1,987)
Cash flows from investing activities:
Capital expenditures	(16,410)	(14,380)
Expenditures for capitalized computer software	(2,170)	(5,417)
Proceeds from property disposals	230	2,618
Acquisitions of businesses	(6,145)	(1,457)
Proceeds from divestitures	124	4,789

Net cash used in investing activities	(24,371)	(13,847)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	(6,579)	22,789
Repayments of long-term borrowings	—	(160)
Dividends paid	—	(2,617)

Net cash provided by (used in) financing activities	(6,579)	20,012

Effect of exchange rate changes on cash and cash equivalents	1,876	(7,955)

Change in cash and cash equivalents	(15,495)	(3,777)
Beginning balance	162,014	28,044

Ending balance	$146,519	$24,267

Supplemental cash flows information
Cash paid during the year:
Interest	$15,066	$13,506
Income taxes	12,387	8,310

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial position of the Company as of March 31, 2006 and its results of operations and cash flows for the three month period ended March 31, 2006 have been included. The results of operations for the three month period ended March 31, 2006 is not necessarily indicative of the results to be expected for the full fiscal year. It is recommended that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 30, 2005.

Certain prior period amounts have been reclassified to conform with current period presentation. None of these reclassifications are considered material to the Company’s consolidated financial position, results of operations or cash flows.

Unless otherwise indicated, all monetary amounts, excluding share data, are stated in thousands.

3.	New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R, which is effective for the Company beginning in fiscal year 2006, is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted the provisions of SFAS No. 123R using the modified prospective transition method and recorded additional compensation expense of $90 during the three month period ended March 31, 2006.

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

An agency fee is paid by Unilever to the Company in exchange for its sales agency services. An additional fee is payable by Unilever to the Company in the event that conditions for full or partial termination of the Agreement are met. The Company elected, and Unilever agreed, to partially terminate the Agreement in several territories resulting in payment by Unilever to the Company of additional fees. In association with the partial terminations, the Company recognized sales agency fee income of $37 and $810 during the three months ended March 31, 2006 and April 1, 2005, respectively.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

5.	Lease Accounting Adjustment

In the first quarter of 2005, the Company identified inconsistencies in its accounting treatment for equipment leased to a European-based customer. Further analysis concluded that such leases should primarily be accounted for as sales-type capital leases rather than as operating leases. The cumulative impact of the correction was recorded by the Company in the three months ended April 1, 2005. The Company concluded that the impact of the accounting error was not significant to its current year, prior year and prior quarter consolidated financial position, results of operations or cash flows and, as such, does not require restatement of prior year amounts. Below is a summary of the adjustment with increases to key measures in the consolidated statements of operations for the three months ended April 1, 2005:

Net sales	$15,333
Gross profit	5,764
Operating profit	5,764
Net income	3,770

6.	Acquisitions

In February 2006, the Company purchased the remaining 15% of the outstanding shares of Shanghai JohnsonDiversey, Ltd., the Company’s Chinese operating entity, for $3,516. The Company previously held 85% of the outstanding shares and included the holding in its consolidated financial results. Goodwill recorded with respect to the transaction was $2,572.

In February 2006, Johnson Polymer, LLC (“JP”), a subsidiary of the Company, purchased the remaining 30% of the outstanding shares of Johnson Polymer Corporation, the Japanese operations of its Polymer segment, for $2,342. JP previously held 70% of the outstanding shares and included the holding in its consolidated financial results. The Company recorded goodwill of $1,238 and unamortizable intangibles of $258 in respect of the acquisition.

Each of the above acquisitions was accounted for under the purchase method of accounting in accordance with step acquisition rules. Operations from the acquisitions are included in the Company’s financial statements from the respective dates of acquisition.

7.	Divestiture of the Whitmire Micro-Gen Business

In June 2004, the Company completed the sale of Whitmire Micro-Gen Research Laboratories, Inc. (“Whitmire”) to Sorex Holdings, Ltd., a European pest-control manufacturer headquartered in the United Kingdom, for $46,000 cash and the assumption of certain liabilities.

The purchase agreement provided for additional earn-out provisions based on future Whitmire net sales, for which the Company recorded $124 and $4,000 during the three month periods ended March 31, 2006 and April 1, 2005, respectively. The income is included as a component of income from discontinued operations in the consolidated statements of operations.

8.	Accounts Receivable Securitization

The Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) whereby they sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), a wholly owned, consolidated, special purpose, bankruptcy-remote subsidiary of the Company. JWPRC was formed for the sole purpose of buying and selling receivables generated by the Company and certain of its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to nonconsolidated financial institutions (the “Conduits”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduits) less the applicable reserve. As of both March 31, 2006 and December 30, 2005, the Company’s total potential for securitization of trade receivables was $150,000.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

In March 2006, the Receivables Facility was amended and restated to add a second conduit purchaser to the program and to allow the repurchase of the receivables generated by JP.

As of March 31, 2006 and December 30, 2005, the Conduits held $103,800 and $111,300, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheets.

As March 31, 2006 and December 30, 2005, the Company had a retained interest of $127,102 and $149,197, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value.

9.	Income Taxes

During the three months ended March 31, 2006, the Company reported a negative effective tax rate, resulting primarily from increases in valuation allowances against U.S. and international deferred tax assets. In 2005 and prior periods, the Company determined that it was no longer more likely than not that U.S. and certain other international deferred tax assets would be fully realized and recorded charges for increases in valuation allowance. The increase in valuation allowance during the three months ended March 31, 2006 relates to certain deferred tax assets created in this period. If the November 2005 restructuring program, described in Note 11, Restructuring Liabilities, produces the results anticipated by management, the Company anticipates that all or a portion of the valuation allowance would reverse in future periods.

10.	Inventories

The components of inventories are summarized as follows:

	March 31, 2006	December 30, 2005
Raw materials and containers	$73,091	$73,066
Finished goods	214,980	210,607

Total inventories	$288,071	$283,673

Inventories are stated in the consolidated balance sheets net of allowance for excess and obsolete inventory of $30,395 and $26,936 on March 31, 2006 and December 30, 2005, respectively.

11.	Restructuring Liabilities

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

In connection with the November 2005 Plan, the Company recognized liabilities of $42,337 in the first quarter of 2006 for the involuntary termination of 746 employees, most of which are associated with the exit from the service-oriented laundry and ware wash business in the United States, and an additional $493 for other restructuring costs.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

The activities associated with the November 2005 Plan for three months ended March 31, 2006 were as follows:

	Employee- Related	Other	Total
Liability balances as of December 30, 2005	$2,300	$47	$2,347
Liability recorded as restructuring expense	42,337	493	42,830
Cash paid [1]	(2,816)	(134)	(2,950)

Liability balances as of March 31, 2006	$41,821	$406	$42,227

[1]	Cash paid includes the effects of foreign exchange.

In addition, and in connection with the November 2005 Plan, the Company recorded additional selling, general, and administrative costs of approximately $57.6 million in the first quarter of 2006, of which $21.0 million related to long-lived asset impairment, $19.8 million related to intangible asset impairment and $16.8 million related to period costs associated with restructuring activities.

Exit and Acquisition-Related Restructuring Programs

In connection with the acquisition of the DiverseyLever business, the Company recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. During the first quarter of 2006, the Company paid cash of $1,375 representing contractual obligations associated with involuntary terminations and lease payments on closed facilities. In addition, the Company reversed $209 of reserves in association with revised assumptions, resulting in remaining restructuring reserves of $4,127 as of March 31, 2006.

12.	Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of operations are as follows:

	Three Months Ended
	March 31, 2006	April 1, 2005
Foreign currency translation loss	$1,712	$4,631
Forward contracts gain	(524)	(4,546)
Other, net	222	76

	$1,410	$161

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

13.	Defined Benefit Plans and Other Post-Employment Benefit Plans

The components of net periodic benefit costs for the Company’s defined benefit pension plans and other post-employment benefit plans for the three months ended March 31, 2006 and April 1, 2005 are as follows:

	Defined Pension Benefits
	Three Months Ended
	March 31, 2006	April 1, 2005
Service cost	$8,595	$8,458
Interest cost	9,028	8,507
Expected return on plan assets	(9,056)	(7,897)
Amortization of net loss	2,093	2,102
Amortization of transition obligation	59	66
Amortization of prior service credit	(132)	(76)

Net periodic pension cost	$10,587	$11,160

	Other Post-Employment Benefits
	Three Months Ended
	March 31, 2006	April 1, 2005
Service cost	$749	$844
Interest cost	1,337	1,229
Amortization of net loss	338	189
Amortization of transition obligation	—	72
Amortization of prior service cost	(47)	13
Effect of curtailments	(4,361)	—

Net periodic benefit cost	$(1,984)	$2,347

The Company made contributions to its defined benefit pension plans of $8,252 and $7,081 during the three months ended March 31, 2006 and April 1, 2005, respectively.

Effective January 1, 2006, a new healthcare system was introduced in the Netherlands. The new system requires that all residents and non residents working in the Netherlands subscribe to private health insurance with an insurer of their choice, regardless of income level. In association with the new system, the Company and affected employees have negotiated a new collective bargaining agreement that discontinues the Company sponsored postretirement medical subsidy, resulting in a curtailment gain of $4,361 during the three month period ended March 31, 2006.

14.	Stock-Based Compensation

The Company has a long-term incentive plan (the “Plan”) that provides for the right to purchase stock of Commercial Markets Holdco, Inc. (“Holdco”), the parent of the Company’s direct parent, JohnsonDiversey Holdings, Inc. (“Holdings”), for certain members of senior management of the Company.

In December 2005, the Company and Holdco approved the cancellation of the Plan. In connection with this decision, Holdco commenced an offer to purchase all of its outstanding unrestricted class C common stock, options to purchase its class C common stock and class B common stock. Pursuant to the offer, holders of Holdco’s class C common stock who tendered shares in the offer received $139.25 in cash, without interest, for each share of class C common stock tendered. Holders of options received a cash payment as follows: (a) for options with an exercise price less than $139.25 per share, an amount equal to the difference between $139.25 and the exercise price for each share of class C common stock issuable upon exercise of the options and (b) for options with an exercise price equal to or greater than $139.25 per share, $8.00 for each share of class C common stock issuable upon exercise of the options. Holders of class B common stock received $83.30 for each share of class B common stock tendered. Those participants who chose not to accept the tender offer will continue to participate under existing Plan terms; however, the Company will not grant further awards under the Plan.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

The Company recorded compensation expense of $77 and $309 related to restricted stock during the three months ended March 31, 2006 and April 1, 2005, respectively.

Prior to January 1, 2006, the Company accounted for stock compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost was recognized for stock option awards in the Consolidated Statements of Operations for the periods prior to January 1, 2006 as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The pro forma impact of compensation expense if the Company had used the fair-value method of accounting to measure compensation expense would have increased net loss by approximately $4,197 for the three months ended April 1, 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective-transition method. Under this transition method, compensation cost recognized in the first quarter of 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. There were no stock option grants made in the first quarter of 2006. Results for prior periods have not been restated.

15.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three month periods ended March 31, 2006 and April 1, 2005 was as follows:

	Three Months Ended
	March 31, 2006	April 1, 2005
Net loss	$(111,913)	$(7,844)
Foreign currency translation adjustments	15,507	(41,176)
Adjustments to minimum pension liability, net of tax	—	(3,009)
Unrealized gains on derivatives, net of tax	1,118	3,357

Total comprehensive loss	$(95,288)	$(48,672)

16.	Commitments and Contingencies

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

March 31, 2006

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

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

17.	Segment Information

Business segment information is summarized as follows:

	Three Months Ended March 31, 2006
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$696,410	$94,571	$(4,966)	$786,015
Operating profit (loss)	(83,141)	9,917	—	(73,224)
Depreciation and amortization	80,548	1,761	—	82,309
Interest expense	34,700	61	(1,838)	32,923
Interest income	3,422	1,900	(1,838)	3,484
Total assets	3,130,021	266,727	(139,777)	3,256,971
Goodwill, net	1,140,930	2,888	—	1,143,818
Capital expenditures, including capitalized computer software	17,923	657	—	18,580

	Three Months Ended April 1, 2005
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$720,443	$89,587	$(5,670)	$804,360
Operating profit	12,062	9,327	—	21,389
Depreciation and amortization	44,549	2,546	—	47,095
Interest expense	31,788	77	(601)	31,264
Interest income	1,555	620	(601)	1,574
Total assets	3,432,787	240,452	(152,768)	3,520,471
Goodwill, net	1,210,732	2,087	—	1,212,819
Capital expenditures, including capitalized computer software	18,919	878	—	19,797

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

Condensed consolidating statement of operations for the three months ended March 31, 2006:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$172,232	$74,547	$546,776	$(28,825)	$764,730
Sales agency fee income	1,122	4	20,159	—	21,285

	173,354	74,551	566,935	(28,825)	786,015
Cost of sales	113,853	53,317	338,845	(29,068)	476,947

Gross profit	59,501	21,234	228,090	243	309,068
Selling, general and administrative expenses	125,077	8,810	187,983	—	321,870
Research and development expenses	8,905	1,692	7,204	—	17,801
Restructuring expense	31,322	—	11,299	—	42,621

Operating profit (loss)	(105,803)	10,732	21,604	243	(73,224)

Other (income) expense:
Interest expense	39,749	78	18,495	(25,399)	32,923
Interest income	(10,369)	(16,345)	(2,169)	25,399	(3,484)
Other (income) expense, net	(20,156)	49	1,675	19,842	1,410

Income (loss) before taxes	(115,027)	26,950	3,603	(19,599)	(104,073)
Provision (benefit) for income taxes	(3,114)	7,249	3,827	—	7,962

Income (loss) before minority interests	(111,913)	19,701	(224)	(19,599)	(112,035)
Minority interests in net income of subsidiaries	—	2	—	—	2

Income (loss) from continuing operations	(111,913)	19,699	(224)	(19,599)	(112,037)
Income from discontinued operations, net of income taxes	—	124	—	—	124

Net income (loss)	$(111,913)	$19,823	$(224)	$(19,599)	$(111,913)

Condensed consolidating statement of operations for the three months ended April 1, 2005:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$150,540	$78,776	$584,467	$(31,106)	$782,677
Sales agency fee income	974	18	20,691	—	21,683

	151,514	78,794	605,158	(31,106)	804,360
Cost of sales	90,272	57,817	359,776	(31,515)	476,350

Gross profit	61,242	20,977	245,382	409	328,010
Selling, general and administrative expenses	82,637	10,916	192,213	—	285,766
Research and development expenses	8,306	1,928	7,225	—	17,459
Restructuring expense	2,339	—	1,057	—	3,396

Operating profit (loss)	(32,040)	8,133	44,887	409	21,389

Other (income) expense:
Interest expense	29,003	99	26,171	(24,009)	31,264
Interest income	(8,255)	(15,347)	(1,981)	24,009	(1,574)
Other (income) expense, net	(36,131)	(37)	54	36,275	161

Income (loss) before taxes	(16,657)	23,418	20,643	(35,866)	(8,462)
Provision (benefit) for income taxes	(8,813)	4,786	7,309	—	3,282

Income (loss) before minority interests	(7,844)	18,632	13,334	(35,866)	(11,744)
Minority interests in net income of subsidiaries	—	—	100	—	100

Income (loss) from continuing operations	(7,844)	18,632	13,234	(35,866)	(11,844)
Income from discontinued operations, net of income taxes	—	4,000	—	—	4,000

Net income (loss)	$(7,844)	$22,632	$13,234	$(35,866)	$(7,844)

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

Condensed consolidating balance sheet at March 31, 2006:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$90,067	$1,554	$54,898	$—	$146,519
Accounts receivable	6,313	31,674	491,394	—	529,381
Intercompany receivables	296,977	415,311	3,713	(716,001)	—
Inventories	51,347	20,768	216,059	(103)	288,071
Other current assets	11,584	5,682	123,483	448	141,197

Total current assets	456,288	474,989	889,547	(715,656)	1,105,168
Property, plant and equipment, net	97,867	24,845	339,318	(6,541)	455,489
Capitalized software, net	74,908	963	7,685	—	83,556
Goodwill and other intangibles, net	160,038	148,010	1,145,380	10,286	1,463,714
Intercompany advances	455,504	396,467	24,765	(876,736)	—
Other assets	105,087	3,128	41,202	(373)	149,044
Investments in subsidiaries	1,572,162	80,534	—	(1,652,696)	—

Total assets	$2,921,854	$1,128,936	$2,447,897	$(3,241,716)	$3,256,971

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$—	$78	$38,150	$—	$38,228
Current portion of long-term debt	7,750	—	4,800	—	12,550
Accounts payable	69,451	12,627	304,105	—	386,183
Intercompany payables	549,505	20,404	146,094	(716,003)	—
Accrued expenses	158,809	20,966	243,879	2,923	426,577

Total current liabilities	785,515	54,075	737,028	(713,080)	863,538
Intercompany note payable	35,964	171,029	669,742	(876,735)	—
Long-term borrowings	1,339,388	—	17,832	—	1,357,220
Other liabilities	127,893	43,053	232,144	29	403,119

Total liabilities	2,288,760	268,157	1,656,746	(1,589,786)	2,623,877
Stockholders’ equity	633,094	860,779	791,151	(1,651,930)	633,094

Total liabilities and equity	$2,921,854	$1,128,936	$2,447,897	$(3,241,716)	$3,256,971

Condensed consolidating balance sheet at December 30, 3005:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$105,614	$1,238	$55,162	$—	$162,014
Accounts receivable	12,524	3,422	518,995	—	534,941
Intercompany receivables	261,634	433,866	—	(695,500)	—
Inventories	61,318	21,274	201,225	(144)	283,673
Other current assets	13,224	5,217	116,094	—	134,535

Total current assets	454,314	465,017	891,476	(695,644)	1,115,163
Property, plant and equipment, net	119,920	25,753	342,278	(6,743)	481,208
Capitalized software, net	81,570	1,115	8,311	—	90,996
Goodwill and other intangibles, net	182,264	148,014	1,132,564	7,714	1,470,556
Intercompany advances	414,956	390,669	—	(805,625)	—
Other assets	107,543	3,470	40,253	(296)	150,970
Investments in subsidiaries	1,542,879	64,079	—	(1,606,958)	—

Total assets	$2,903,446	$1,098,117	$2,414,882	$(3,107,552)	$3,308,893

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$—	$39	$44,736	$—	$44,775
Current portion of long-term debt	7,750	—	4,800	—	12,550
Accounts payable	77,138	9,576	311,943	—	398,657
Intercompany payables	510,304	7,423	177,769	(695,496)	—
Accrued expenses	122,319	24,214	227,451	(1,017)	372,967

Total current liabilities	717,511	41,252	766,699	(696,513)	828,949
Intercompany note payable	—	171,741	633,884	(805,625)	—
Long-term borrowings	1,333,853	—	17,857	—	1,351,710
Other liabilities	123,904	41,252	233,619	1,281	400,056

Total liabilities	2,175,268	254,245	1,652,059	(1,500,857)	2,580,715
Stockholders’ equity	728,178	843,872	762,823	(1,606,695)	728,178

Total liabilities and equity	$2,903,446	$1,098,117	$2,414,882	$(3,107,552)	$3,308,893

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

Condensed consolidating statement of cash flows for the three months ended March 31, 2006:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(233,081)	$20,966	$9,294	$216,400	$13,579
Cash flows from investing activities:
Capital expenditures, net	(4,661)	(68)	(13,621)	—	(18,350)
Acquisitions of businesses	(7,325)	(17,295)	(694)	19,169	(6,145)
Proceeds from divestitures	—	124	—	—	124

Net cash provided by (used in) investing activities	(11,986)	(17,239)	(14,315)	19,169	(24,371)

Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	36,467	39	(37,552)	(5,533)	(6,579)
Proceeds from (repayments of) long-term borrowings	193,252	—	35,146	(228,398)	—
Proceeds from (repayments of) additional paid in capital	(6,879)	(127)	18,364	(11,358)	—
Payment of debt issuance costs	—	—	—	—	—
Dividends paid	—	(8,759)	(961)	9,720	—

Net cash provided by (used in) financing activities	222,840	(8,847)	14,997	(235,569)	(6,579)

Effect of exchange rate changes on cash and cash equivalents	6,680	5,436	(10,240)	—	1,876

Change in cash and cash equivalents	(15,547)	316	(264)	—	(15,495)
Beginning balance	105,614	1,238	55,162	—	162,014

Ending balance	$90,067	$1,554	$54,898	$—	$146,519

Condensed consolidating statement of cash flows for the three months ended April 1, 2005:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$102,281	$29,960	$(40,204)	$(94,024)	$(1,987)
Cash flows from investing activities:
Capital expenditures, net	(51,363)	(739)	34,923	—	(17,179)
Acquisitions of businesses	(8,558)	(7,825)	(2)	14,928	(1,457)
Proceeds from divestitures	182	3,991	616	—	4,789

Net cash provided by (used in) investing activities	(59,739)	(4,573)	35,537	14,928	(13,847)

Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	(74)	—	1,392	21,471	22,789
Proceeds from (repayments of) long-term borrowings	(1,258)	—	(33,766)	34,864	(160)
Proceeds from (repayments of) additional paid in capital	(24,309)	6,740	6,765	10,804	—
Payment of debt issuance costs		—	—		—
Dividends paid	(2,617)	(11,957)	—	11,957	(2,617)

Net cash provided by (used in) financing activities	(28,258)	(5,217)	(25,609)	79,096	20,012

Effect of exchange rate changes on cash and cash equivalents	(11,902)	(19,881)	23,828	—	(7,955)

Change in cash and cash equivalents	2,382	289	(6,448)	—	(3,777)
Beginning balance	810	646	26,588	—	28,044

Ending balance	$3,192	$935	$20,140	$—	$24,267

19.	Subsequent Event

On May 1, 2006, JP and JohnsonDiversey Holdings II B.V. (“Holdings II”), an indirectly owned subsidiary of the Company, entered into an asset and equity interest purchase agreement (the “Purchase Agreement”) with BASF Aktiengesellschaft (“BASF”). Pursuant to the terms and conditions of the Purchase Agreement and in return for the payment of $470 million, BASF has agreed to purchase substantially all of the assets of JP, all of the equity interests in certain of JP’s subsidiaries and all of the equity interests owned by Holdings II in Johnson Polymer B.V., which assets and equity interests were previously employed in the Polymer business. BASF is required to pay the purchase price in cash at closing, which is expected to occur June 30, 2006. The purchase price is subject to a post-closing adjustment based upon the closing net asset value of the Polymer business. Pursuant to the terms of the Purchase Agreement, BASF will not assume any liabilities of JP except those specifically identified by the parties in conjunction with determining the closing net asset value for the Polymer business. The closing of the transactions contemplated by the Purchase Agreement is subject to a number of closing conditions, including obtaining all necessary merger control approvals from the merger control authorities of applicable jurisdictions.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

In addition, on May 1, 2006, Holdco, Marga B.V. and Holdings amended and restated the Stockholders’ Agreement (the “Agreement”) dated as of May 3, 2002. The Agreement amends certain of the terms and conditions relating to, among other things, share transfer restrictions, corporate governance, put and call options and certain payments to Marga B.V.

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

In the three months ended March 31, 2006, net sales decreased by $18.3 million from the same period in the prior year. As indicated in the following table, excluding the impact of foreign currency exchange rates and acquisitions and divestitures, our net sales increased by 3.7%, for the three months ended March 31, 2006 as compared to the same period in the prior year.

(dollars in thousands)	Three Months Ended		Change
	March 31, 2006	April 1, 2005
Net sales	$786,015	$804,360	-2.3%

Variance due to:
Foreign currency exchange	—	(34,982)
Acquisitions and divestitures	—	(11,077)

	—	(46,059)

	$786,015	$758,301	3.7%

Excluding the impact of foreign currency exchange rates and acquisitions and divestitures, we continued to show net sales growth, primarily due to price increases taking hold in all business sectors and global geographic areas, a strong performance from our core North American business and the expansion of developing markets in Asia Pacific, Latin America, Central and Eastern Europe, Africa and the Middle East:

•	In North America, one of our largest markets, net sales increased 8.0% in the first quarter of 2006, compared to the same period in the prior year. This sales growth reflects strong growth in all core business units and the impact of price increases in 2005 and in the first quarter of 2006. These impacts more than offset the impact of our withdraw from the service-oriented laundry and ware washing business in the United States, which we announced on March 7, 2006.

•	In our Europe, Africa and Middle East region, net sales in the first quarter were flat compared to the same period in the prior year, primarily due to the impact of a correction in the accounting treatment for certain equipment leases that increased net sales by $15.3 million in the first quarter of 2005, compared to the first quarter of 2006. Excluding the impact of this adjustment, net sales in the region grew by 5.3% during the first quarter of 2006 compared to the first quarter of 2005. This growth was primarily due to increased sales in our Central European area and in developing countries in Eastern Europe, Africa and the Middle East.

•	In Asia Pacific, net sales increased 6.9% in the first quarter of 2006 compared to the same period in the prior year, primarily due to growth in the food and beverage business and the lodging and quick-service restaurant sectors.

•	In Latin America, net sales increased 7.8% in the first quarter of 2006 compared to the same period in the prior year, driven by increased sales in the Southern Cone and Brazil, with growth from the food and beverage business and distribution which was partially offset by lower health and hospitality sales in Mexico, where tourism is still adversely affected by hurricane damage.

•	In Japan, net sales decreased by 7.0% in the first quarter of 2006 compared to the same period in the prior year, primarily as a result of the restructuring of the service relationship at a core Japanese retail customer, the planned withdrawal from low margin filter sales in the food and beverage business and a change from direct selling to a joint venture for sales and distribution of select food service customers to the Tokyo metropolitan market.

•	Polymer segment net sales increased by $8.4 million, or 10.3%, compared to the prior year period, due to price increases in response to the significant rise in raw material costs experienced over the past 18 months and volume growth in Europe and North America.

•	Net sales under our Master Sales Agency Agreement with Unilever increased by $1.5 million, or 7.5%, compared to the prior year period and was partially offset by a decrease in partial termination fees of $0.7 million.

Our gross profit percentages were flat in the first quarter of 2006 compared to the fourth quarter of 2005. Our gross profit percentage decreased by 150 basis points in the first quarter of 2006 compared to the same period in 2005, as pricing actions taken in 2005 and in the first quarter of 2006 have not been able to fully recover the unprecedented increases in key raw material costs and transportation costs. Our gross profit percentages for the five most recent fiscal quarters are set forth below:

	Three Months Ended
	March 31, 2006	December 30, 2005	September 30, 2005	July 1, 2005	April 1, 2005
Consolidated	39.3%	39.1%	41.6%	41.9%	40.8%

Professional	41.1%	40.8%	43.4%	43.8%	42.5%
Polymer	25.4%	25.2%	26.2%	24.9%	26.3%

In November 2005, in response to the structural changes in the raw material markets that have led to the significant increases in our input costs, we announced a program (“November 2005 Plan”) to implement an operational restructuring of our Company. The program also considers the potential divestiture of, or exit from, certain non-core or underperforming businesses.

On March 7, 2006, as part of our November 2005 Plan, we announced our intention to withdraw from a majority of the underperforming, service-oriented laundry and ware washing business in the United States. As a result of this decision, the Company severed approximately 300 employees in the first quarter of 2006 with further severances expected throughout the course of 2006. In connection with this decision, we also announced the closure of our manufacturing facilities in East Stroudsburg, Pennsylvania and Cambridge, Maryland.

Furthermore, during the first quarter of 2006 we completed a significant amount of the detailed planning related to the November 2005 Plan and began the transition from planning to execution. A number of key elements of this restructuring program commenced in the quarter including the reorganization of our European region around four sub-regions and the reorganization of our global and regional marketing structures.

In connection with the aforementioned and other activities under the November 2005 Plan, we recorded charges of approximately $42.3 million for severance costs and approximately $0.5 million for non-employee related costs. In addition, the Company recorded additional selling, general and administrative costs of approximately $57.6 million in the quarter, of which $21.0 million were related to tangible asset impairment and $19.8 million were related to intangible asset impairment.

On May 1, 2006, Johnson Polymer LLC (“JP”) and JohnsonDiversey Holdings II B.V. (“Holdings II”), an indirectly owned subsidiary of the Company, entered into an asset and equity interest purchase agreement (the “Purchase Agreement”) with BASF Aktiengesellschaft (“BASF”). Pursuant to the terms and conditions of the Purchase Agreement and in return for the payment of $470 million, BASF has agreed to purchase substantially all of the assets of JP, all of the equity interests in certain of JP’s subsidiaries and all of the equity interests owned by Holdings II in Johnson Polymer B.V., which assets and equity interests were previously employed in the Polymer business. BASF is required to pay the purchase price in cash at closing, which is expected to occur June 30, 2006. The purchase price is subject to a post-closing adjustment based upon the closing net asset value of the Polymer business. Pursuant to the terms of the Purchase Agreement, BASF will not assume any liabilities of JP except those specifically identified by the parties in conjunction with determining the closing net asset value for the Polymer business. The closing of the transactions contemplated by the Purchase Agreement is subject to a number of closing conditions, including obtaining all necessary merger control approvals from the merger control authorities of applicable jurisdictions.

In addition, on May 1, 2006, Holdco, Marga B.V. and Holdings amended and restated the Stockholders’ Agreement (the “Agreement”) dated as of May 3, 2002. The Agreement amends certain of the terms and conditions relating to, among other things, share transfer restrictions, corporate governance, put and call options and certain payments to Marga B.V.

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

Goodwill and Long-Lived Assets. We periodically review long-lived assets, including non-amortizing intangible assets and goodwill, for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its estimated fair value. We also periodically reassess the estimated remaining useful lives of our amortizing intangible assets and our other long-lived assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in our consolidated financial statements. We annually complete an impairment analysis of goodwill and non-amortizing intangible assets. Moreover, where indicators of impairment are identified for long-lived assets, we would prepare a future undiscounted cash flows analysis, determine any impairment impact and record, if necessary, a reduction in the affected asset(s). In association with the November 2005 Plan, the Company recorded impairment charges on certain intangible assets and long-lived assets of $19.8 million and $21.0 million, respectively, for the three-month period ended March 31, 2006. There were no known impairments recognized in the three-month period ended April 1, 2005.

Three Months Ended March 31, 2006 Compared to Three Months Ended April 1, 2005

Net Sales:

	Three Months Ended		Change
(dollars in thousands)	March 31, 2006	April 1, 2005	Amount	Percentage
Net product and service sales:
Professional	$675,124	$698,760	$(23,636)	-3.4%
Polymer (1)	89,606	83,917	5,689	6.8%

	764,730	782,677	(17,947)	-2.3%
Sales agency fee income	21,285	21,683	(398)	-1.8%

	$786,015	$804,360	$(18,345)	-2.3%

(1)	Excludes inter-segment sales to the professional segment.

•	The strengthening of the U.S. dollar against the euro and certain other foreign currencies contributed $33.9 million to the decrease in net product and service sales, primarily attributed to the professional segment.

•	Excluding the impact of foreign currency exchange rates and acquisitions and divestitures, consolidated net sales in the first quarter of 2006 increased 3.7% compared to the same period in the prior year.

•	Excluding the impact of foreign currency exchange rates, acquisitions and divestitures, and sales agency fee income, professional segment net sales increased 2.8% in the first quarter of 2006 compared to the same period in the prior year, primarily due to price increases taking hold globally, a strong quarter in North America and the expansion of developing markets in Asia Pacific, Latin America, Central and Eastern Europe, Africa and the Middle East.

–	In North America, one of our largest markets, net sales increased 8.0% in the first quarter of 2006, compared to the same period in the prior year. This sales growth reflects strong growth in all core business units and the impact of price increases in 2005 and in the first quarter of 2006. These impacts more than offset the impact of our withdraw from the service-oriented laundry and ware washing business in the United States, which we announced on March 7, 2006.

–

In our Europe, Africa and Middle East region, net sales in the first quarter were flat compared to the same period in the prior year, primarily due to the impact of a correction in the accounting treatment for certain equipment leases that increased net sales by $15.3 million in the first quarter of 2005, compared to the first quarter of 2006. Excluding the impact of this adjustment, net sales in the region grew by 5.3% during the first quarter of 2006 compared to the first quarter of 2005. This growth was primarily due to increased sales in our Central European area and in developing countries in Eastern Europe, Africa and the Middle East.

–	In Asia Pacific, net sales increased 6.9% in the first quarter of 2006 compared to the same period in the prior year, primarily due to growth in the food and beverage business and the lodging and quick-service restaurant sectors.

–	In Latin America, net sales increased 7.8% in the first quarter of 2006 compared to the same period in the prior year, driven by increased sales in the Southern Cone and Brazil, with growth from the food and beverage business and distribution which was partially offset by lower health and hospitality sales in Mexico, where tourism is still adversely affected by hurricane damage.

–	In Japan, net sales decreased by 7.0% in the first quarter of 2006 compared to the same period in the prior year, primarily as a result of the restructuring of the service relationship at a core Japanese retail customer, the planned withdrawal from low margin filter sales in the food and beverage business and a change from direct selling to a joint venture for sales and distribution of select food service customers to the Tokyo metropolitan market.

•	Excluding the foreign currency impact, polymer segment net sales increased by $8.4 million, or 10.3%, compared to the prior year period, due to price increases in response to the significant rise in raw material costs experienced over the past 18 months and volume growth in Europe and North America.

•	Excluding a $1.1 million decrease from the strengthening of the U.S. dollar against the euro and certain other foreign currencies, net sales under our Master Sales Agency Agreement with Unilever increased by $1.5 million, or 7.5%, compared to the prior year period and was partially offset by a decrease in partial termination fees of $0.7 million.

Gross Profit:

	Three Months Ended		Change
	March 31, 2006	April 1, 2005	Amount	Percentage
Professional	$286,268	$305,921	$(19,653)	-6.4%
Polymer	22,800	22,089	711	3.2%

	$309,068	$328,010	$(18,942)	-5.8%

Gross profit as a percentage of net sales:
Professional	41.1%	42.5%
Polymer	25.4%	26.3%

	39.3%	40.8%

•	The strengthening of the U.S. dollar against the euro and certain other foreign currencies decreased gross profit by $11.3 million for the three months ended March 31, 2006 compared to the same period in the prior year, primarily attributable to the professional segment.

•	The reduction in professional segment gross profit in the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005 was primarily due to the impact of increased crude oil and natural gas costs on raw materials, which had a particularly strong impact on our floorcare business, where acrylic-based polymers are common in product formulations. The segment was also adversely impacted by higher freight and transportation costs, primarily attributable to the rise in crude oil prices and changes in U.S. transportation legislation that has affected driver hours and carrier availability. In addition, gross profit in the first quarter of 2005 included a correction in accounting treatment for certain equipment leases which increased our European gross profit by $5.8 million compared to the current period.

•	The polymer segment gross profit was up slightly for the first quarter of 2006 as compared to the first quarter of the prior year as higher crude oil and natural gas costs on key feedstocks were offset by sales price increases and higher volumes.

•	We continue to be confronted with rising raw material costs and, in response, we continue to implement a mix of general and selective price increases to recover these costs, to the extent possible, and pursue further cost reduction initiatives under our November 2005 Plan.

Operating Expenses:

	Three Months Ended		Change
(dollars in thousands)	March 31, 2006	April 1, 2005	Amount	Percentage
Selling, general and administrative expenses	$321,870	$285,766	$36,104	12.6%
Research and development expenses	17,801	17,459	342	2.0%
Restructuring expenses	42,621	3,396	39,225	1155.0%

	$382,292	$306,621	$75,671	24.7%

As a percentage of net sales:
Selling, general and administrative expenses	40.9%	35.5%
Research and development expenses	2.3%	2.2%
Restructuring expenses	5.4%	0.4%

	48.6%	38.1%

•	The strengthening of the U.S. dollar against the euro and certain other foreign currencies decreased operating expenses by $11.6 million compared to the prior year period.

•	Excluding the impact of foreign currency and costs associated with our restructuring programs, selling, general and administrative costs declined $3.6 million during the first quarter of 2006 compared to the prior year period. Included within selling, general and administrative expenses in the three-month period ended March 31, 2006 was a gain of $1.2 million on the sale of our U.S. commercial laundry business and income of $4.4 million related to the curtailment of a post-retirement medical plan in the Netherlands.

•	Excluding the impact of foreign currency, research and development expenses increased $0.8 million compared to the prior year period.

•	Excluding the impact of foreign currency, restructuring expenses increased $39.3 million compared to the prior year period, primarily due to employee severance and other expenses related to the November 2005 Plan.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan for the three months ended March 31, 2006, and since the consummation of the program in November 2005, is outlined below.

(dollars in thousands)	Three Months Ended March 31, 2006	Total Project to Date March 31, 2006
Reserve balance at beginning of period	$2,347	$—
Exit costs recorded as purchase accounting adjustments	—	—
Restructuring costs charged to income	42,830	47,339
Liability adjustments	—	383
Payments of accrued costs	(2,950)	(5,495)

Reserve balance at end of period	$42,227	$42,227

Period costs classified as selling, general and administrative expenses	$57,637	$73,285
Capital expenditures	2,131	2,131

•	During the first quarter of 2006, we recorded $42.8 million of restructuring costs related to our November 2005 Plan in our consolidated statements of operations. These costs consisted primarily of involuntary termination and other costs incurred throughout North America and Europe. In addition, the Company recorded $57.6 million of selling, general and administrative expenses, of which $21.0 million related to long-lived impairments, $19.8 million related to intangible asset impairment and $16.8 million related to period costs associated with restructuring activities.

•	In connection with the acquisition of the DiverseyLever business, the Company recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. During the first quarter of 2006, the Company paid cash of $1.4 million representing contractual obligations associated with involuntary terminations and lease payments on closed facilities. The restructuring reserve balance associated with the exit plans and the Company’s acquisition-related restructuring plans was $4.1 million as of March 31, 2006.

Non-Operating Results:

	Three Months Ended		Change
(dollars in thousands)	March 31, 2006	April 1, 2005	Amount	Percentage
Interest expense	$32,923	$31,264	$1,659	5.3%
Interest income	(3,484)	(1,574)	(1,910)	121.3%

Net interest expense	29,439	29,690	(251)	-0.8%
Other expense, net	1,410	161	1,249	775.8%

•	Net interest expense in the first quarter of 2006 was flat compared to the prior year period. Increased interest expenses associated with higher debt levels resulting from additional borrowings on the Term B loan in conjunction with the December 2005 amendment to our senior secured credit facility and higher short-term interest rates were offset by higher interest income on short-term investments and the impact of foreign exchange rates.

•	Other expense, net, increased compared to the prior year period, primarily due to higher net losses from foreign currency translation and transactions.

Income Taxes:

	Three Months Ended		Change
(dollars in thousands)	March 31, 2006	April 1, 2005	Amount	Percentage
Loss from continuing operations,	$(104,075)	$(8,562)	$(95,513)	1115.5%
including minority interests, before income taxes and discontinued operations

Provision for income taxes	7,962	3,282	4,680	142.6%

Effective income tax rate	-7.7%	-38.3%

•	For both the three months ended March 31, 2006 and April 1, 2005, the Company reported a negative effective tax rate from continuing operations. As a result of valuation allowances, U.S. and other certain international tax reporting entities with losses have not claimed tax benefit while other profitable tax reporting entities reported income tax expense at or near their statutory tax rate. The negative effective tax rate for the three months ended March 31, 2006 occurred on a larger base of pre-tax loss primarily due to increases in valuation allowances against U.S. deferred tax assets which were not recorded in the three months ended April 1, 2005.

Net Loss:

Our net loss increased by $104.1 million, to $111.9 million for the first quarter of 2006 compared to $7.8 million for the first quarter of 2005, primarily due to an increase of $90.1 million in restructuring costs and other period costs associated with the November 2005 Plan, raw material cost increases not fully offset by pricing actions and an increase in income tax expense.

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

Accordingly, we believe that the inclusion of EBITDA in this report permits a more comprehensive analysis of our liquidity relative to other companies and our ability to service debt requirements. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report may not be comparable to similarly titled measures of other companies.

EBITDA should not be construed as a substitute for, and should be considered together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP. The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the three months ended March 31, 2006 and April 1, 2005.

	Three Months Ended
(dollars in thousands)	March 31, 2006	April 1, 2005
Net cash flows provided by (used in) operating activities	$13,579	$(1,987)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	(36,315)	44,540
Changes in deferred income taxes	(3,083)	1,352
Gain from divestitures and discontinued operations	1,311	4,604
Gain (loss) on property disposals	118	(2,648)
Depreciation and amortization expense	(82,309)	(47,095)
Amortization of debt issuance costs	(1,678)	(2,198)
Interest accrued on long-term receivables-related parties	605	908
Other	(4,141)	(5,320)

Net loss	(111,913)	(7,844)

Minority interests in net income of subsidiaries	2	100
Provision for income taxes	7,962	3,282
Interest expense, net	29,439	29,690
Depreciation and amortization expense	82,309	47,095

EBITDA	$7,799	$72,323

EBITDA decreased by $64.5 million in the first quarter of 2006 as compared to the first quarter of 2005, primarily due to a $49.3 million increase in restructuring costs and severance-related selling, general and administrative costs related to our November 2005 Plan and raw material cost increases not fully offset by pricing actions. In addition, EBITDA in the first quarter of 2005 included a correction in accounting treatment for certain equipment leases which increased our EBITDA by $5.8 million compared to the current period.

Liquidity and Capital Resources

	Three Months Ended		Change
(dollars in thousands)	March 31, 2006	April 1, 2005	Amount	Percentage
Net cash provided by (used in) operating activities	$13,579	$(1,987)	$15,566	783.4%
Net cash used in investing activities	(24,371)	(13,847)	(10,524)	76.0%
Net cash provided by (used in) financing activities	(6,579)	20,012	(26,591)	-132.9%
Capital expenditures	18,580	19,797	(1,217)	-6.1%

			Change
	March 31, 2006	December 30, 2005	Amount	Percentage
Cash and cash equivalents	$146,519	$162,014	$(15,495)	-9.6%
Working capital (1)	431,269	419,957	11,312	2.7%
Total debt	1,407,998	1,409,035	(1,037)	-0.1%

(1)	Working capital is defined as net accounts receivable, plus inventories less accounts payable.

•	The decrease in cash and cash equivalents at March 31, 2006 compared to December 30, 2005 resulted primarily from cash used during the quarter to fund activities related to the November 2005 Plan and capital expenditures.

•	The increase in net cash provided by operating activities during the three months ended March 31, 2006 compared to the prior year period was primarily due to changes in inventory levels.

•	The increase in net cash used in investing activities during the three months ended March 31, 2006 compared to the prior year period was primarily due to a $4.7 million decrease in proceeds received from divestitures, and a $4.7 million increase in cash used for acquiring businesses. Other than our investment in dosing and feeder equipment with new and existing customer accounts, the characteristics of our business do not generally require us to make significant ongoing capital expenditures.

•	The decrease in net cash provided by financing activities during the three months ended March 31, 2006 compared to the prior year period was primarily due to the Company having adequate cash on-hand.

•	The increase in working capital during the three months ended March 31, 2006 was due to a $12.5 million decrease in accounts payable, resulting from a five-day reduction in average days in trade accounts payable, and a $4.4 million increase in inventories, resulting from increased raw material costs and a seasonal build in inventory levels, partially offset by a $5.6 million reduction in accounts receivable.

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

The amended facilities, among other things, permit the global restructuring under the November 2005 Plan and modify the financial covenants contained in our previous credit facilities. The amended facilities consist of a revolving loan facility in an aggregate principal amount not to exceed $175 million, including a letter of credit sub-limit of $50 million and a swingline loan sub-limit of $30 million, that matures on December 16, 2010, as well as a term loan facility of up to $775 million that matures on December 10, 2011. In addition, the amended facilities include a committed delayed draw term facility of up to $100 million, which is available to be drawn until December 16, 2006 and would mature on December 16, 2010. The amended facilities also provide for an increase in the revolving credit facility of up to $25 million under specified circumstances. As of March 31, 2006, we had $7 million in letters of credit outstanding under the revolving portion of the senior secured credit facilities and therefore had the ability to borrow $168 million under those revolving facilities.

As of March 31, 2006, we had total indebtedness of $1.4 billion, consisting of $572.1 million of senior subordinated notes, $775.0 million of borrowings under the senior secured credit facilities, $22.7 million of other long-term borrowings and $38.2 million in short-term credit lines. In addition, we had $216.8 million in operating lease commitments, $2.4 million in capital lease commitments and $7.3 million committed under letters of credit that expire in 2006.

We believe that the cash flows from operations, together with available cash, borrowings under our amended and restated senior secured credit facilities and the proceeds from our receivables securitization facility will generate sufficient cash flow to meet our liquidity needs for the foreseeable future, including our restructuring programs. Please refer to our forward-looking statements for potential risks associated with our restructuring programs.

We have obligations related to our pension and post-retirement plans that are discussed in detail in Note 13 of the Notes to Consolidated Financial Statements. As of the most recent actuarial measurement date, we anticipate making $33.8 million of contributions to pension plans in fiscal year 2006. Post-retirement medical claims are paid as they are submitted and are anticipated to be $3.6 million in fiscal year 2006.

Off-Balance Sheet Arrangements. We and certain of our subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001, as amended, whereby we and each participating subsidiary sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), our wholly owned, consolidated, special purpose, bankruptcy-remote subsidiary. JWPRC was formed for the sole purpose of buying and selling receivables generated by us and certain of our subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to nonconsolidated financial institutions (the “Conduits”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduits) less the applicable reserve. The accounts receivable securitization arrangement is accounted for under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities–A replacement of FASB Statement No. 125.” As March 31, 2006 and December 30, 2005, our total potential for securitization of trade receivables was $150 million.

As of March 31, 2006 and December 30, 2005, the Conduits held $104 million and $111 million, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in our consolidated balance sheets.

As March 31, 2006 and December 30, 2005, we had a retained interest of $127 million and $149 million, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value.

For the three months ended March 31, 2006, JWPRC’s cost of borrowing under the Receivables Facility was at a weighted average rate of 6.37% per annum.

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

Financial Covenants under Our Senior Secured Credit Facilities

Under the amended terms of our senior secured credit facilities, we are subject to certain financial covenants. The financial covenants under our senior secured credit facilities require us to meet the following targets and ratios.

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

The senior secured credit facilities require that we maintain a leverage ratio of no more than the ratio set forth below for each of the financial covenant periods ending nearest the corresponding date set forth below:

Maximum Leverage Ratio
March 31, 2006	5.00 to 1
June 30, 2006	5.00 to 1
September 30, 2006	5.00 to 1
December 31, 2006	5.00 to 1
March 31, 2007	5.00 to 1
June 30, 2007	5.00 to 1
September 30, 2007	4.75 to 1
December 31, 2007	4.75 to 1
March 31, 2008	4.75 to 1
June 30, 2008	4.75 to 1
September 30, 2008	4.25 to 1
December 31, 2008	4.25 to 1
March 31, 2009	4.25 to 1
June 30, 2009	3.25 to 1
September 30, 2009	3.25 to 1
December 31, 2009	3.25 to 1
March 31, 2010	3.25 to 1
June 30, 2010	3.25 to 1
September 30, 2010 and thereafter	3.50 to 1

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

The senior secured credit facilities require that we maintain an interest coverage ratio of no less than the ratio set forth below for each of the financial covenant periods ending nearest the corresponding date set for the below:

Minimum Interest Coverage Ratio
March 31, 2006	2.00 to 1
June 30, 2006	2.00 to 1
September 30, 2006	2.00 to 1
December 31, 2006	2.00 to 1
March 31, 2007	2.00 to 1
June 30, 2007	2.00 to 1
September 30, 2007	2.25 to 1
December 31, 2007	2.25 to 1
March 31, 2008	2.25 to 1
June 30, 2008	2.25 to 1
September 30, 2008	2.50 to 1
December 31, 2008	2.50 to 1
March 31, 2009	2.50 to 1
June 30, 2009	2.75 to 1
September 30, 2009	2.75 to 1
December 31, 2009	2.75 to 1
March 31, 2010	2.75 to 1
June 30, 2010	2.75 to 1
September 30, 2010 and thereafter	3.00 to 1

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For our financial covenant period ended on March 31, 2006, we were in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the senior secured credit facilities.

Capital Expenditures. Capital expenditures are generally limited under the senior secured credit facilities to $150 million in each fiscal year and to $130 million for fiscal years following the fiscal year in which any sale of our polymer business occurs. To the extent that we make capital expenditures of less than the limit in any fiscal year, however, we may carry forward into the subsequent year the difference between the limit and the actual amount we expended, provided that the amounts we carry forward from the previous year will be allocated to capital expenditures in the current fiscal year only after the amount allocated to the current fiscal year is exhausted. As of March 31, 2006, we were in compliance with the limitation on capital expenditures for fiscal year 2006.

Restructuring Charges. The senior secured credit facilities limit the amount of cash payments (i) arising in connection with the November 2005 Plan at any time from fiscal year 2006 through the end of fiscal year 2009 to $355 million in the aggregate and (ii) arising in connection with permitted divestitures at any time from fiscal year 2006 through the end of fiscal year 2008 to $45 million. As of March 31, 2006, we were in compliance with the limitation on spending for restructuring and permitted divestiture-related activities.

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

Interest Rate Risk

As of March 31, 2006, we had $775.0 million of debt outstanding under our senior secured credit facilities. After giving effect to the interest rate swap transactions that we have entered into with respect to some of the borrowings under our credit facilities, $556.3 million of the debt outstanding remained subject to variable rates. We also have entered into interest rate swap agreements with a notional value of €146 million that were related to the euro portion of the term loan B that was fully repaid in April 2005. As a result of the debt repayment, these interest rate swaps have been deemed ineffective and, therefore, must be marked-to-market at the end of each accounting period through the statements of operations. Because of certain intercompany funding arrangements, we believe that these swaps provide an economic hedge to the incremental debt used to finance the repayment. In addition, as of March 31, 2006, we had $60.9 million of debt outstanding under foreign lines of credit, all of which were subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. At the above level of variable rate borrowings, we do not anticipate a significant impact on earnings in the event of a reasonable change in interest rates. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of the overall economic activity that could exist in such an environment.

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

ITEM 6.	EXHIBITS

4.1	Asset and Equity Interest Purchase Agreement, dated May 1, 2006, by and among Johnson Polymer, LLC, JohnsonDiversey Holdings II B.V. and BASF Aktiengesellschaft

10.1	Amended and Restated Stockholders’ Agreement, dated as of May 1, 2006 by and among JohnsonDiversey Holdings, Inc., Commercial Markets Holdco, Inc., and Marga B.V.

10.2	Lease Amendment, Assignment and Assumption Agreement dated as of May 1, 2006 by and among S.C. Johnson & Son, Inc., JohnsonDiversey, Inc. and Johnson Polymer, LLC

10.3	Lease Assignment and Assumption Agreement dated as of May 1, 2006 by and among S.C. Johnson & Son, Inc., JohnsonDiversey, Inc. and Johnson Polymer, LLC

10.4	Termination Agreement dated as of May 1, 2006 by and between S.C. Johnson & Son, Inc. and Johnson Polymer, LLC

10.5	Assignment and Assumption Agreement dated as of May 1, 2006 by and among S.C. Johnson & Son, Inc., JohnsonDiversey, Inc. and Johnson Polymer, LLC

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSONDIVERSEY, INC.

Date: May 11, 2006	/s/ Joseph F. Smorada
Joseph F. Smorada, Executive Vice President and Chief Financial Officer

JOHNSONDIVERSEY, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.1	Asset and Equity Interest Purchase Agreement, dated May 1, 2006, by and among Johnson Polymer, LLC, JohnsonDiversey Holdings II B.V. and BASF Aktiengesellschaft

10.1	Amended and Restated Stockholders’ Agreement, dated as of May 1, 2006 by and among JohnsonDiversey Holdings, Inc., Commercial Markets Holdco, Inc., and Marga B.V.

10.2	Lease Amendment, Assignment and Assumption Agreement dated as of May 1, 2006 by and among S.C. Johnson & Son, Inc., JohnsonDiversey, Inc. and Johnson Polymer, LLC

10.3	Lease Assignment and Assumption Agreement dated as of May 1, 2006 by and among S.C. Johnson & Son, Inc., JohnsonDiversey, Inc. and Johnson Polymer, LLC

10.4	Termination Agreement dated as of May 1, 2006 by and between S.C. Johnson & Son, Inc. and Johnson Polymer, LLC

10.5	Assignment and Assumption Agreement dated as of May 1, 2006 by and among S.C. Johnson & Son, Inc., JohnsonDiversey, Inc. and Johnson Polymer, LLC

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.