Form 10-Q
period 2006-06-30
JOHNSONDIVERSEY INC
filed 2006-08-10
CIK 1175757

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐                        Accelerated filer  ☐                        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no public trading market for the registrant’s common stock. As of August 4, 2006, there were 24,422 outstanding shares of the registrant’s common stock, $1.00 par value.

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

FORWARD-LOOKING STATEMENTS

We make statements in this Form 10–Q that are not historical facts. These “forward-looking statements” can be identified by the use of terms such as “may,” “intend,” “might,” will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	our ability to execute our business strategies;

•	our ability to successfully complete our restructuring program, including the achievement of cost savings and potential disposition of assets;

•	changes in general economic and political conditions, interest rates and currency movements, including, in particular, exposure to foreign currency risks;

•	the vitality of the institutional and industrial cleaning and sanitation market, and the printing and packaging, coatings and plastics markets;

•	restraints on pricing flexibility due to competitive conditions in the professional market;

•	the loss or insolvency of a significant supplier or customer;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets and system of internal control;

•	changes in energy costs, the costs of raw materials and other operating expenses;

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	changes in tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	the loss of, or changes in, executive management or other key personnel;

•	natural and man made disasters, including acts of terrorism, hostilities or war that impact our markets;

•	conditions affecting the food and lodging industry, including health-related, political and weather-related; and

•	other factors listed from time to time in reports that we file with the Securities and Exchange Commission.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHNSONDIVERSEY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	June 30, 2006	December 30, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$135,616	$158,204
Accounts receivable, less allowance of $32,810 and $26,963, respectively	477,086	479,420
Accounts receivable – related parties	25,867	28,370
Inventories	270,747	254,425
Deferred income taxes	12,917	14,393
Other current assets	134,363	115,588
Current assets of discontinued operations	—	64,763

Total current assets	1,056,596	1,115,163
Property, plant and equipment, net	423,724	440,754
Capitalized software, net	75,806	90,996
Goodwill, net	1,173,599	1,126,347
Other intangibles, net	321,455	342,564
Long-term receivables – related parties	68,693	65,194
Other assets	73,343	81,537
Noncurrent assets of discontinued operations	—	46,338

Total assets	$3,193,216	$3,308,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$63,113	$43,419
Current portion of long-term debt	9,921	11,998
Accounts payable	317,293	321,111
Accounts payable – related parties	57,898	52,976
Accrued expenses	518,645	365,439
Current liabilities of discontinued operations	—	34,006

Total current liabilities	966,870	828,949
Pension and other post-retirement benefits	248,302	266,351
Long-term borrowings	945,681	1,350,845
Long-term payables – related parties	28,635	28,242
Deferred income taxes	42,613	43,123
Other liabilities	55,093	57,382
Noncurrent liabilities of discontinued operations	—	5,823

Total liabilities	2,287,194	2,580,715
Commitments and contingencies (Note 18)	—	—
Stockholders’ equity:
Common stock – $1.00 par value; 200,000 shares authorized; 24,422 shares issued and outstanding	24	24
Class A 8% cumulative preferred stock – $100.00 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Class B 8% cumulative preferred stock – $100.00 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Capital in excess of par value	742,869	742,790
Retained earnings (deficit)	27,194	(91,551)
Accumulated other comprehensive income	135,935	77,775
Notes receivable from officers	—	(860)

Total stockholders’ equity	906,022	728,178

Total liabilities and stockholders’ equity	$3,193,216	$3,308,893

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
	(unaudited)		(unaudited)
Net sales:
Net product and service sales	$741,236	$751,788	$1,416,360	$1,450,548
Sales agency fee income	22,329	30,130	43,614	51,813

	763,565	781,918	1,459,974	1,502,361
Cost of sales	434,238	440,149	844,379	854,672

Gross profit	329,327	341,769	615,595	647,689
Selling, general and administrative expenses	283,794	281,165	596,206	557,528
Research and development expenses	14,967	14,335	29,342	28,434
Restructuring expenses	35,063	4,712	77,684	8,108

Operating profit (loss)	(4,497)	41,557	(87,637)	53,619
Other (income) expense:
Interest expense	34,330	42,912	67,192	74,099
Interest income	(3,136)	(2,517)	(6,558)	(4,072)
Other expense, net	342	(76)	1,868	(10)

Income (loss) from continuing operations before income taxes and minority interests	(36,033)	1,238	(150,139)	(16,398)
Income tax (benefit) provision	(31,135)	2,687	(28,200)	1,949

Loss from continuing operations before minority interests	(4,898)	(1,449)	(121,939)	(18,347)
Minority interests in net income (loss) of subsidiaries	3	(151)	5	(70)

Loss from continuing operations	(4,901)	(1,298)	(121,944)	(18,277)
Income from discontinued operations, net of income taxes of $125,192, $2,362, $130,219 and $6,382 (Note 7)	235,610	6,441	240,740	15,576

Net income (loss)	$230,709	$5,143	$118,796	$(2,701)

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended
	June 30, 2006	July 1, 2005
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$118,796	$(2,701)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities–
Depreciation and amortization	86,208	78,751
Amortization of intangibles	35,579	16,607
Amortization and write-off of debt issuance costs	3,312	16,382
Interest accrued on long-term receivables- related parties	(1,217)	(1,865)
Deferred income taxes	594	(533)
Gain on disposal of discontinued operations	(225,571)	(4,000)
(Gain) loss from divestitures	(1,187)	9
(Gain) loss on property disposals	(98)	3,541
Other	3,899	3,977
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses–
Accounts receivable securitization	900	6,000
Accounts receivable	(21,312)	(28,121)
Inventories	(16,739)	(24,299)
Other current assets	(13,138)	(5,687)
Other assets	1,548	(31,084)
Accounts payable and accrued expenses	10,334	(35,191)
Other liabilities	(6,214)	16,522

Net cash provided by (used in) operating activities	(24,306)	8,308
Cash flows from investing activities:
Capital expenditures	(36,359)	(31,119)
Expenditures for capitalized computer software	(3,620)	(10,562)
Proceeds from property disposals	1,716	2,279
Acquisitions of businesses	(6,304)	(1,680)
Proceeds from divestitures, net of transaction costs	453,335	5,571

Net cash provided by (used in) investing activities	408,768	(35,511)
Cash flows from financing activities:
Proceeds from short-term borrowings	18,731	45,532
Repayments of long-term borrowings	(427,563)	(9,215)
Payment of debt issuance costs	—	(1,703)
Dividends paid	(49)	(5,115)

Net cash provided by (used in) financing activities	(408,881)	29,499

Effect of exchange rate changes on cash and cash equivalents	(1,979)	(5,026)

Change in cash and cash equivalents	(26,398)	(2,730)
Beginning balance	162,014	28,044

Ending balance	$135,616	$25,314

Supplemental cash flows information
Cash paid during the year:
Interest	$62,846	$54,296
Income taxes	20,744	13,420

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

1. Description of the Company

JohnsonDiversey, Inc. (the “Company”) is a global marketer and manufacturer of commercial, industrial and institutional building maintenance and sanitation products.

The Company’s financial results include the discontinued operations of the Polymer Business segment, a global marketer and manufacturer of polymer intermediates, which was divested on June 30, 2006 (see Note 7).

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial position of the Company as of June 30, 2006 and its results of operations for the three and six month periods ended June 30, 2006 and cash flows for the six month period ended June 30, 2006 have been included. The results of operations for the three and six month periods ended June 30, 2006 is not necessarily indicative of the results to be expected for the full fiscal year. It is recommended that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 30, 2005.

The Company has accounted for the divestiture of the Polymer Business (see Note 7) as a discontinued operation, resulting in the reclassification of prior period amounts in the Company’s consolidated statements of operations and consolidated balance sheets.

Certain prior period amounts have been reclassified to conform with current period presentation. None of these reclassifications are considered material to the Company’s consolidated financial position, results of operations or cash flows.

Unless otherwise indicated, all monetary amounts, excluding share data, are stated in thousands.

3. New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R, which is effective for the Company beginning in fiscal year 2006, is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted the provisions of SFAS No. 123R using the modified prospective transition method and recorded additional compensation expense of $224 and $314 during the three month period and six month period ended June 30, 2006, respectively.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to adopt FIN 48 beginning in fiscal year 2007 and is currently evaluating the impact that the adoption will have on its consolidated financial condition, results of operations and cash flows.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

4. Master Sales Agency Terminations

In connection with the May 2002 acquisition of the DiverseyLever business, the Company entered into a master sales agency agreement (the “Sales Agency Agreement”) with Unilever, whereby the Company acts as an exclusive sales agent in the sale of Unilever’s consumer brand products to various institutional and industrial end-users. At acquisition, the Company assigned an intangible value to the Sales Agency Agreement of $13,000.

An agency fee is paid by Unilever to the Company in exchange for its sales agency services. An additional fee is payable by Unilever to the Company in the event that conditions for full or partial termination of the Sales Agency Agreement are met. The Company elected, and Unilever agreed, to partially terminate the Sales Agency Agreement in several territories resulting in payment by Unilever to the Company of additional fees. In association with the partial terminations, the Company recognized sales agency fee income of $38 and $6,359 during the three months ended June 30, 2006 and July 1, 2005, respectively; and $75 and $7,169 during the six months ended June 30, 2006 and July 1, 2005, respectively.

5. Lease Accounting Adjustment

In the first quarter of 2005, the Company identified inconsistencies in its accounting treatment for equipment leased to a European-based customer. Further analysis concluded that such leases should primarily be accounted for as sales-type capital leases rather than as operating leases. The cumulative impact of the correction was recorded by the Company in the three months ended April 1, 2005. The Company concluded that the impact of the accounting error was not significant to its current year, prior year and prior quarter consolidated financial position, results of operations or cash flows and, as such, does not require restatement of prior year amounts. Below is a summary of the adjustment with increases to key measures in the consolidated statements of operations for the six months ended July 1, 2005:

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

The acquisition was accounted for under the purchase method of accounting in accordance with step acquisition rules. Operations from the acquisition are included in the Company’s financial statements from the date of acquisition.

7. Discontinued Operations - Polymer Business

On June 30, 2006, Johnson Polymer, LLC (“JP”) and JohnsonDiversey Holdings II B.V. (“Holdings II”), an indirectly owned subsidiary of the Company, completed the sale of substantially all of the assets of JP, certain of the equity interests in, or assets of certain of JP subsidiaries and all of the equity interests owned by Holdings II in Johnson Polymer B.V. (collectively, the “Polymer Business”) to BASF Aktiengesellschaft (“BASF”) for approximately $470,000 plus an additional $8,119 in connection with the parties’ estimate of purchase price adjustments that will be based upon the closing net asset value of the Polymer Business. The Company and BASF are expected to finalize purchase price adjustments during the fourth quarter of 2006.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

The Polymer Business develops, manufactures, and sells specialty polymers for use in the industrial print and packaging industry, industrial paint and coatings industry, and industrial plastics industry. The Polymer Business was a non-core asset of the Company and had been reported as a separate business segment. The sale resulted in a gain of approximately $348,156 ($225,447 after tax), net of related costs.

The following summarizes the carrying amount of assets and liabilities of the Polymer Business immediately preceding divestiture:

June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$3,837
Accounts receivable, less allowance of $616	63,317
Accounts receivable – related parties	459
Inventories	31,155
Deferred income taxes	71
Other current assets	4,922

Current assets of discontinued operations	$103,761

Non current assets:
Property, plant and equipment, net	$40,174
Goodwill, net	2,913
Other intangibles, net	245
Deferred income taxes	223
Other assets	3,832

Non current assets of discontinued operations	$47,387

LIABILITIES
Current liabilities:
Accounts payable	$24,855
Accounts payable – related parties	14
Accrued expenses	9,666

Current liabilities of discontinued operations	$34,535

Non current liabilities:
Pension and other post-retirement benefits	$435
Other liabilities	1,662

Non current liabilities of discontinued operations	$2,097

Net sales from discontinued operations for the three and six months ended June 30, 2006 and July 1, 2005 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net sales	$105,782	$93,887	$200,353	$183,474

Income from discontinued operations for the three and six months ended June 30, 2006 and July 1, 2005 were comprised of the following:

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Income from discontinued operations before taxes and gain from sale	$12,646	$8,803	$22,679	$17,958
Taxes on discontinued operations	(2,483)	(2,362)	(7,510)	(6,382)
Gain on sale of discontinued operations before taxes	348,156	—	348,156	—
Taxes on gain from sale of discontinued operations	(122,709)	—	(122,709)	—

Income from discontinued operations	$235,610	$6,441	$240,616	$11,576

The Asset and Equity Purchase Agreement between JP, Holdings II and BASF refers to ancillary agreements governing certain relationships between the parties, including a Supply Agreement and Tolling Agreement, each of which is not considered material to the Company’s consolidated financial results.

Supply Agreement

A ten-year global agreement providing for the supply of polymer products to the Company by BASF. Unless either party provides notice of its intent not to renew at least 3 years prior to the expiration of the 10 year term, the term of the agreement will extend for an additional 5 years. The agreement requires that the Company purchase a specified percentage of related product from BASF during the term of agreement. Subject to certain adjustments, the Company has a minimum volume commitment during each of the first five years of the agreement.

Tolling Agreement

A three-year agreement providing for the toll manufacture of polymer products by the Company, at its manufacturing facility in Sturtevant, Wisconsin, for BASF. The agreement may be extended six months by either party. The agreement specifies product pricing and provides BASF the right to purchase certain equipment retained by the Company.

In association with the Tolling Agreement, the Company agreed to pay $11,400 in compensation to S.C. Johnson and Son, Inc. (“SCJ”), a related party, primarily related to pre-payments and the right to extend terms on the lease agreement at the Sturtevant, Wisconsin manufacturing location.

On May 1, 2006, in association with the divestiture of the Polymer Business, Commercial Markets Holdco, Inc. (“Holdco”), which is the parent of the Company’s direct parent, JohnsonDiversey Holdings, Inc. (“Holdings”), Marga B.V., a subsidiary of Unilever, and Holdings amended and restated the Stockholders’ Agreement dated as of May 3, 2002 among the parties (as amended and restated, the “Stockholders’ Agreement”). Holdco and Marga B.V. own 66 2/3% and 33 1/3%, respectively, of the outstanding shares of Holdings. Holdings owns 100% of the outstanding shares of the Company except for one share owned by SCJ. The amendment and restatement of the Stockholders’ Agreement included restatement of provisions relating to, among other things, share transfer restrictions, corporate governance, put and call options and rights of first offer and refusal and various other rights and obligations of the parties. In addition, the amendment and restatement adjusted the buyout formula relating to Marga B.V.’s shares in Holdings to require an incremental payment of $30,000 plus interest at the time of Marga B.V.’s exit. The Stockholders’ Agreement also provides for the issuance of options to Marga B.V. for the purchase of Holdings shares at exit, which, following exercise, will result in the incremental payment to Marga B.V., by Holdco, of up to $40,000, plus interest.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

9. Accounts Receivable Securitization

The Company and certain of its subsidiaries entered into an agreement in March 2001 (the “Receivables Facility”) in March 2001 whereby they sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), a wholly owned, consolidated, special purpose, bankruptcy-remote subsidiary of the Company. JWPRC was formed for the sole purpose of buying and selling receivables generated by the Company and certain of its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to nonconsolidated financial institutions (the “Conduits”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduits) less the applicable reserve. As of June 30, 2006 and December 30, 2005, the Company’s total potential for securitization of trade receivables was $150,000.

In March 2006, the Receivables Facility was amended and restated to add a second conduit purchaser to the program and to allow the repurchase of the receivables of JP.

As of June 30, 2006 and December 30, 2005, the Conduits held $112,200 and $111,300, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheets.

As of June 30, 2006 and December 30, 2005, the Company had a retained interest of $132,361 and $149,197, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value.

In July 2006, the Receivables Facility was amended to allow one of the conduit purchasers to exit the program, to allow the repurchase of the receivables of JohnsonDiversey SpA (Italy), and to reduce the total potential for securitization of trade receivables to $75,000.

10. Indebtedness and Credit Arrangements

In June 2006, although not required, the Company elected to repay $420,000 of its obligations under its term loan B facility with a majority of the $470,000 proceeds received from the divestiture of the Polymer Business (see Note 7). The aggregate principal amount of the facility at June 30, 2006 was $351,125.

11. Income Taxes

The Company reported an effective income tax rate of 18.8% on pre-tax loss from continuing operations for the six month period ended June 30, 2006. The relatively low effective income tax rate on the pre-tax loss means that the Company was not able to claim full income tax benefit for the loss recognized in the six month period, due largely to increased valuation allowances against tax loss carryforwards from international operations and increased valuation allowance against U.S. net deferred tax assets. The increase in the valuation allowance associated with the U.S. net deferred tax assets results from temporary differences that are currently deductible for book purposes, but will be deductible for tax purposes in future periods.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

The Company reported an effective income tax rate of 86.4% on pre-tax loss from continuing operations for the three month period ended June 30, 2006. The high effective income tax rate on pre-tax loss is favorable, and is primarily the result of the Company claiming income tax benefit for a portion of year-to-date pre-tax losses to offset the gain on the sale of the Polymer business. The income tax benefit for the three month period ended June 30, 2006 was partially offset by increased valuation allowances against tax loss carryforwards from international operations and increased valuation allowance against U.S. net deferred tax assets.

The existence of current period U.S. pre-tax losses from continuing operations, U.S. tax loss and tax credit carryforwards, and income from discontinued operations that is largely attributable to the U.S. will result in unique income tax results during the fiscal year ending December 29, 2006. A U.S. tax loss from continuing operations is projected for each quarter throughout 2006, while the U.S. income from discontinued operations will be reported in the quarter ended June 30, 2006. Under applicable tax accounting guidance, income tax benefit is claimed in continuing operations to the extent that current year U.S. tax losses and U.S. tax credits are used to offset the U.S. income from discontinued operations. However, the income tax benefit from continuing operations for the period ended June 30, 2006 is limited to the U.S. tax loss actually incurred, and the U.S. tax credits actually generated, through June 30, 2006.

The Company reported an effective income tax rate of 35.2% on pre-tax income from discontinued operations for the six months ended June 30, 2006. The effective income tax rate was increased by local income taxes and a large permanent difference attributable to an excess of tax gain over book gain on sale of the Polymer business and decreased by a reduction in valuation allowance against U.S. tax losses and U.S. tax credits.

In accordance with the tax sharing agreement executed by the Company, the income tax provision for the Company has been calculated as if the entities included in the Company’s consolidated financial statements file an income tax return separately from their parent holding company, Holdings. The Company has recorded accrued income taxes at June 30, 2006, of which $23,215 represents a payable to Holdings under the tax sharing agreement.

12. Inventories

The components of inventories are summarized as follows:

	June 30, 2006	December 30, 2005
Raw materials and containers	$62,223	$57,295
Finished goods	208,524	197,130

Total inventories	$270,747	$254,425

Inventories are stated in the consolidated balance sheets net of allowance for excess and obsolete inventory of $28,864 and $25,216 on June 30, 2006 and December 30, 2005, respectively.

13. Restructuring Liabilities

November 2005 Restructuring Program

On November 7, 2005, the Company’s Board of Directors approved a restructuring program (“November 2005 Plan”), which is expected to take two to three years to implement, and includes a redesign of the Company’s organization structure, the closure of a number of manufacturing and other facilities and a workforce reduction of approximately 10%, in addition to previously planned divestitures. In addition to the divestiture of the Polymer Business, the Company is considering the potential divestiture of, or exit from, certain other non-core or underperforming businesses.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

In connection with the November 2005 Plan, the Company recognized liabilities of $34,820 and $77,157 for the involuntary termination of 523 and 1,269 employees, most of which are associated with the exit from a majority of the service-oriented laundry and ware wash business in the United States, and an additional $34 and $527 for other restructuring costs, during the three and six months ended June 30, 2006, respectively.

The activities associated with the November 2005 Plan for six months ended June 30, 2006 were as follows:

	Employee- Related	Other	Total
Liability balances as of December 31, 2005	$2,300	$47	$2,347
Liability recorded as restructuring expense	42,337	493	42,830
Cash paid [1]	(2,816)	(134)	(2,950)

Liability balances as of March 31, 2006	$41,821	$406	$42,227
Liability recorded as restructuring expense	34,820	34	34,854
Cash paid [1]	(15,643)	(233)	(15,876)

Liability balances as of June 30, 2006	$60,998	$207	$61,205

[1]	Cash paid includes the effects of foreign exchange.

In addition, and in connection with the November 2005 Plan, the Company recorded additional selling, general, and administrative costs of approximately $19,508 and $77,146, of which $4,832 and $25,898 related to tangible asset impairment, $800 and $20,563 related to intangible asset impairment, and $13,876 and $30,685 related to period costs associated with restructuring activities during the three and six months ended June 30, 2006, respectively.

Exit and Acquisition-Related Restructuring Programs

In connection with the acquisition of the DiverseyLever business, the Company recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. The Company paid cash of $714 and $2,089 representing contractual obligations associated with involuntary terminations and lease payments on closed facilities during the three and six months ended June 30, 2006. In addition, the Company reversed $209 of reserves in association with the revised assumptions, resulting in remaining restructuring reserves of $3,387 as of June 30, 2006.

14. Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of operations are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Foreign currency translation (gain) loss	$(10,552)	$18,950	$(8,631)	$23,455
Forward contracts (gain) loss	10,989	(18,833)	10,377	(23,384)
Other, net	(95)	(193)	122	(81)

	$342	$(76)	$1,868	$(10)

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

15. Defined Benefit Plans and Other Post-Employment Benefit Plans

The components of net periodic benefit costs for the Company’s defined benefit pension plans and other post-employment benefit plans for the three and six months ended June 30, 2006 and July 1, 2005 are as follows:

	Defined Pension Benefits
	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Service cost	$8,293	$7,719	$16,888	$16,177
Interest cost	9,067	8,237	18,095	16,744
Expected return on plan assets	(9,277)	(7,737)	(18,333)	(15,634)
Amortization of net loss	2,055	2,227	4,148	4,329
Amortization of transition obligation	61	62	120	128
Amortization of prior service credit	(190)	(68)	(323)	(144)
Curtailments and settlements	(2,628)	—	(2,628)	—

Net periodic pension cost	$7,381	$10,440	$17,967	$21,600

	Other Post-Employment Benefits
	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Service cost	$671	$827	$1,420	$1,671
Interest cost	1,298	1,213	2,635	2,442
Amortization of net loss	305	186	643	375
Amortization of transition obligation	—	72	—	144
Amortization of prior service cost	(46)	12	(93)	25
Curtailments and settlements	3,869	—	(492)	—

Net periodic benefit cost	$6,097	$2,310	$4,113	$4,657

The Company made contributions to its defined benefit pension plans of $14,582 and $8,075 during the three months ended June 30, 2006 and July 1, 2005, respectively; and $22,834 and $15,156 during the six months ended June 30, 2006 and July 1, 2005, respectively.

Effective January 1, 2006, a new healthcare system was introduced in the Netherlands. The new system requires that all residents and non-residents working in the Netherlands subscribe to private health insurance with an insurer of their choice, regardless of income level. In association with the new system, the Company and affected employees have negotiated a new collective bargaining agreement that discontinues the Company sponsored postretirement medical subsidy, resulting in a curtailment gain of $4,361 during the three month period ended March 31, 2006.

In April 2006, the Company’s Turkish and Danish subsidiaries curtailed and settled certain defined benefit plans resulting in a settlement gain of $2,332 and settlement loss of $1,473, respectively, during the three months ended June 30, 2006. The Company recorded associated net gains of $1,089 in selling, general and administrative expenses and net losses of $230 in cost of sales in the consolidated statement of operations.

In April 2006, the Company curtailed its participation in a defined benefit plan in the Netherlands sponsored by SCJ. The active participant plan obligations were settled in June 2006, resulting in a settlement gain of $2,814 during the three months ended June 30, 2006. The Company recorded a gain of $1,939 in selling, general and administrative expenses and a gain of $875 in discontinued operations in the consolidated statement of operations.

In April 2006, the Company curtailed or settled defined benefits and retiree welfare benefits to former North American Professional employees, resulting in related losses of $267 and gains of $199, respectively, during the three months ended June 30, 2006. The Company recorded the gains and losses, which are substantially associated with the Company’s exit from the laundry and ware washing business in the United States, in selling, general and administrative expenses in the consolidated statement of operations.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

In June 2006, in association with the divestiture of the Polymer Business, the Company curtailed defined benefits and retiree welfare benefits to former North American Polymer employees, resulting in curtailment losses of $778 and $4,068, respectively, during the three months ended June 30, 2006. The losses are included as a component of discontinued operations in the consolidated statement of operations. Further, and in conjunction with divestiture of the Polymer Business, the Company remeasured its defined benefit plan obligations in North America and the Netherlands resulting in a $25,118 reduction of additional minimum pension liabilities, primarily as a result of increased discount rate assumptions.

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

The Company recorded compensation expense of $70 and $213 related to restricted stock during the three months ended June 30, 2006 and July 2, 2005; and $147 and $522 related to restricted stock during the six months ended June 30, 2006 and July 2, 2005, respectively.

Prior to January 1, 2006, the Company accounted for stock compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost was recognized for stock option awards in the Consolidated Statements of Operations for the periods prior to January 1, 2006 as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The pro forma impact of compensation expense if the Company had used the fair-value method of accounting to measure compensation expense would have increased net loss by approximately $4,962 for the three months ended July 1, 2005 and $9,159 for the six months ended July 1, 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in fiscal year 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. There were no stock option grants made in 2006. Results for prior periods have not been restated.

17. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six month periods ended June 30, 2006 and July 1, 2005 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net income (loss)	$230,709	$5,143	$118,796	$(2,701)
Foreign currency translation adjustments	18,292	(44,225)	33,799	(85,401)
Adjustments to minimum pension liability, net of tax	22,939	—	22,939	(3,009)
Unrealized gains on derivatives, net of tax	304	5,628	1,422	8,985

Total comprehensive income (loss)	$272,244	$(33,454)	$176,956	$(82,126)

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

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

In connection with the acquisition of the DiverseyLever business, Holdings entered into a Stockholders’ Agreement with its stockholders, Holdco and Marga B.V., as amended and restated in May 2006. The Stockholders’ Agreement relates to, among other things:

•	restrictions on the transfer of Holdings’ shares held by the stockholders;

•	Holdings’ corporate governance, including board and committee representation and stockholder approval provisions;

•	the put and call options and rights of first offer and refusal with respect to shares held by Marga B.V.;

•	certain payments to Marga B.V. as described below; and

•	various other rights and obligations of Holdings and its stockholders, such as provisions relating to delivery of and access to financial and other information, payment of dividends and indemnification of directors, officers and stockholders.

Marga B.V.’s obligations under the Stockholders’ Agreement are guaranteed by Unilever N.V.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

Put and Call Options. Under the Stockholders’ Agreement, at any time after May 3, 2008, Unilever has the right to require Holdings to purchase the shares then beneficially owned by Unilever. Holdings has the option to purchase the shares beneficially owned by Unilever at any time after May 3, 2010. Any exercise by Holdings of its call option must be for at least 50% of the shares beneficially owned by Unilever. Any exercise by Unilever of its put option must be for all of its shares.

Before May 3, 2010, Holdings’ obligations in connection with a put by Unilever are conditioned on a refinancing of the Company’s and Holdings’ indebtedness, including indebtedness under the Company’s senior subordinated notes and the Company’s senior secured credit facilities. In connection with the put, Holdings must use its reasonable best efforts prior to May 3, 2009, and its best efforts after that date, to consummate a refinancing and may be required to purchase less than all of the shares subject to the put under some circumstances. If Holdings purchases less than all of the shares subject to a put, Unilever may again put its remaining shares after a specified suspension period.

Following the exercise by Unilever of its put rights, if Holdings fails to purchase all of Unilever’s shares for cash by May 3, 2010, it must issue a promissory note to Unilever in exchange for the remaining shares. The maturity date of the promissory note will be either 90 days or one year after its issuance, depending on the level of Unilever’s ownership interest in Holdings at that time. The terms of the promissory note will provide Unilever with rights similar to its rights as a stockholder under the Stockholders’ Agreement, including board representation, veto and access and informational rights. The promissory note will contain various subordination provisions in relation to the Company’s and Holdings’ indebtedness.

If, after May 3, 2010, Unilever has not been paid cash with respect to its put option, Unilever may also:

•	require Holdings to privately sell Unilever’s shares or other shares of Holdings’ capital stock to a third party; and

•	require Holdings to sell its Japan businesses or any other business or businesses that may be identified for sale by a special committee of Holdings’ board of directors. The special committee is required to identify such other business or businesses after May 3, 2009 and prior to May 3, 2010 and to engage an investment banking firm to assist it with such identification and evaluation.

The exercise of these remedies, other than sales of Unilever’s shares, is subject to compliance with the agreements relating to the Company’s and Holdings’ indebtedness.

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

Contingent Payments. Under the Stockholders’ Agreement, Holdings may be required to make payments to Unilever in each year from 2007 through 2010 so long as Unilever continues to beneficially own 5% or more of Holdings’ outstanding shares. The amount of each payment will be equal to 25% of the amount by which the cumulative cash flows of Holdings and its subsidiaries, on a consolidated basis, for the period from May 3, 2002, through the end of the fiscal year preceding the payment (not including any cash flow with respect to which Unilever received a payment in a prior year), exceeds:

•	$727,000 in 2006;

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

•	$975,000 in 2007;

•	$1,200,000 in 2008; and

•	$1,425,000 in 2009.

The aggregate amount of all these payments cannot exceed $100,000. Payment of these amounts is subject to compliance with the agreements relating to Holdings and the Company’s senior indebtedness including, without limitation, the senior discount notes of Holdings, the Company’s senior subordinated notes and the Company’s senior secured credit facilities.

Transfer of Shares. Under the Stockholders’ Agreement, a stockholder controlled by Unilever may transfer its shares of Holdings to another entity of which Unilever owns at least an 80% interest, and a stockholder controlled by Holdco may transfer its shares of Holdings to another entity of which Holdco owns at least an 80% interest.

In addition, at any time after May 3, 2007, Unilever may sell all, but not less than all, of its shares of Holdings to no more than one person (an “Early Sale”), subject to certain restrictions, including, but not limited to, the requirement that all consents and approvals are obtained, the sale not violating or resulting in the termination of the Company’s license agreement with SCJ and the sale not constituting a change of control under the Company’s senior secured credit facilities. Further, the purchaser of Holdings’ shares from Unilever cannot be a competitor of SCJ and must be approved by Holdco, which approval cannot be unreasonably withheld or delayed. If Unilever sells its shares of Holdings to a third party, that third party would be entitled to the same rights and be subject to the same obligations applicable to Unilever under the Stockholders’ Agreement.

From May 3, 2007 through May 3, 2008, prior to commencing an Early Sale, Unilever must notify Holdings of its intention to sell its shares and Holdings has the right of first offer to purchase the shares beneficially owned by Unilever at the price and on the terms specified by Unilever. If Holdings does not elect to purchase the shares, Unilever may commence an Early Sale. Prior to completing that sale, however, Unilever must again offer the shares to Holdings, and Holdings has a right of first refusal to purchase the shares. The price for the shares under Holdings’ right of first refusal would be the price at which the shares are offered to the third-party purchaser plus a premium equal to 3% of that third-party price, with a maximum aggregate premium of $15 million and a minimum aggregate premium of $10 million. The maximum and minimum limitations applicable to the premium are prorated to the extent that Holdings had previously purchased shares held by Unilever. The premium would be paid by Holdco. Notwithstanding the foregoing, if Unilever has not notified Holdings of its intention to sell its shares pursuant to an Early Sale prior to May 3, 2008, Unilever would be required to first exercise its put option prior to selling its shares to a third party as described in this paragraph.

Purchase of Additional Shares from Holdco. Under the Stockholders’ Agreement, on the earlier of May 3, 2010 and the date on which Unilever sells all of its shares of Holdings to Holdings or a third party in accordance with the terms of the Stockholders’ Agreement, Unilever will have the right to buy from Holdco that number of class A common shares of Holdings (the “Additional Shares”) equal to the lesser of (i) 1.5% of the total outstanding shares of Holdings and (ii) the largest whole number of class A common shares, the aggregate value (as determined pursuant to the Stockholders’ Agreement) of which does not exceed $40 million. The purchase price to be paid by Unilever to Holdco for such Additional Shares would be $.01 per share. Unilever may then require the immediate repurchase by Holdco of the Additional Shares at a price determined in accordance with the Stockholders’ Agreement. The obligations to transfer the Additional Shares and repurchase those shares are obligations solely of Holdco.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

19. Segment Information

Business segment information is summarized as follows:

	Three Months Ended June 30, 2006
	Professional	Polymer Discontinued	Eliminations/ Other	Total Company
Net sales	$763,565	$105,782	$(7,003)	$862,344
Operating profit	(4,497)	359,955	—	355,458
Depreciation and amortization	79,353	954	—	80,307
Interest expense	35,471	337	(1,141)	34,667
Interest income	3,136	1,150	(1,141)	3,145
Total assets	3,193,216	—	—	3,193,216
Goodwill, net	1,173,599	—	—	1,173,599
Capital expenditures, including capitalized computer software	20,877	755	—	21,632

	Three Months Ended July 1, 2005
	Professional	Polymer			Eliminations/ Other	Total Company
		Continuing	Discontinued	Total
Net sales	$781,918	$—	$93,887	$93,887	$(6,251)	$869,554
Operating profit	41,557	—	9,062	9,062	—	50,619
Depreciation and amortization	45,793	—	2,470	2,470	—	48,263
Interest expense	43,642	—	255	255	(730)	43,167
Interest income	2,517	—	751	751	(730)	2,538
Total assets	3,349,031	23,080 [1]	213,230	236,310	(162,292)	3,423,049
Goodwill, net	1,161,407	—	2,049	2,049	—	1,163,456
Capital expenditures, including capitalized computer software	20,902	—	982	982	—	21,884

	Six Months Ended June 30, 2006
	Professional	Polymer Discontinued	Eliminations/ Other	Total Company
Net sales	$1,459,974	$200,353	$(11,968)	$1,648,359
Operating profit	(87,637)	369,871	—	282,234
Depreciation and amortization	119,072	2,715	—	121,787
Interest expense	70,170	398	(2,978)	67,590
Interest income	6,558	3,049	(2,978)	6,629
Total assets	3,193,216	—	—	3,193,216
Goodwill, net	1,173,599	—	—	1,173,599
Capital expenditures, including capitalized computer software	38,568	1,411	—	39,979

	Six Months Ended July 1, 2005
	Professional	Polymer			Eliminations/ Other	Total Company
		Continuing	Discontinued	Total
Net sales	$1,502,361	$—	$183,474	$183,474	$(11,921)	$1,673,914
Operating profit	53,619	—	18,389	18,389	—	72,008
Depreciation and amortization	90,342	—	5,016	5,016	—	95,358
Interest expense	75,430	—	332	332	(1,331)	74,431
Interest income	4,072	—	1,371	1,371	(1,331)	4,112
Total assets	3,349,031	23,080 [1]	213,230	236,310	(162,292)	3,423,049
Goodwill, net	1,161,407	—	2,049	2,049	—	1,163,456
Capital expenditures, including capitalized computer software	39,821	—	1,860	1,860	—	41,681

[1]	Relates to Polymer assets transferred to the Company on June 30, 2006.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

Consolidating condensed statements of operations for the three months ended June, 30 2006:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$178,049	$34,176	$562,337	$(33,326)	$741,236
Sales agency fee income	1,008	3	21,318	—	22,329

	179,057	34,179	583,655	(33,326)	763,565
Cost of sales	105,846	21,896	340,136	(33,640)	434,238

Gross profit	73,211	12,283	243,519	314	329,327
Selling, general and administrative expenses	97,067	(160)	186,887	—	283,794
Research and development expenses	6,518	—	8,449	—	14,967
Restructuring expense	7,319	—	27,744	—	35,063

Operating profit (loss)	(37,693)	12,443	20,439	314	(4,497)

Other expense (income):
Interest expense	40,957	67	19,309	(26,003)	34,330
Interest income	(10,612)	(16,351)	(2,176)	26,003	(3,136)
Other (income) expense, net	(253,346)	(77)	(16,404)	270,169	342

Income (loss) before taxes	185,308	28,804	19,710	(269,855)	(36,033)
Provision (benefit) for income taxes	(45,401)	7,255	7,011	—	(31,135)

Income (loss) before minority interests	230,709	21,549	12,699	(269,855)	(4,898)
Minority interests in net income of subsidiaries	—	3	—	—	3

Income (loss) from continuing operations	230,709	21,546	12,699	(269,855)	(4,901)
Income from discontinued operations, net of income taxes	—	160,443	75,167	—	235,610

Net income (loss)	$230,709	$181,989	$87,866	$(269,855)	$230,709

Consolidating condensed statements of operations for the three months ended July 1, 2005:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$172,839	$42,729	$568,265	$(32,045)	$751,788
Sales agency fee income	1,290	8	28,832	—	30,130

	174,129	42,737	597,097	(32,045)	781,918
Cost of sales	99,384	28,203	343,680	(31,118)	440,149

Gross profit	74,745	14,534	253,417	(927)	341,769
Selling, general and administrative expenses	84,441	5,863	190,861	—	281,165
Research and development expenses	8,940	—	5,395	—	14,335
Restructuring expense	2,216	—	2,496	—	4,712

Operating profit (loss)	(20,852)	8,671	54,665	(927)	41,557

Other expense (income):
Interest expense	31,259	88	36,056	(24,491)	42,912
Interest income	(10,416)	(15,281)	(1,311)	24,491	(2,517)
Other (income) expense, net	(29,143)	(3,518)	(4,927)	37,512	(76)

Income (loss) before taxes	(12,552)	27,382	24,847	(38,439)	1,238
Provision (benefit) for income taxes	(17,695)	5,298	15,084	—	2,687

Income (loss) before minority interests	5,143	22,084	9,763	(38,439)	(1,449)
Minority interests in net income of subsidiaries	—	—	(151)	—	(151)

Income (loss) from continuing operations	5,143	22,084	9,914	(38,439)	(1,298)
Income from discontinued operations, net of income taxes	—	3,665	2,776	—	6,441

Net income (loss)	$5,143	$25,749	$12,690	$(38,439)	$5,143

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

Consolidating condensed statements of operations for the six months ended June 30, 2006:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$350,281	$58,793	$1,069,437	$(62,151)	$1,416,360
Sales agency fee income	2,130	7	41,477	—	43,614

	352,411	58,800	1,110,914	(62,151)	1,459,974
Cost of sales	219,699	38,290	649,098	(62,708)	844,379

Gross profit	132,712	20,510	461,816	557	615,595
Selling, general and administrative expenses	222,144	4,250	369,812	—	596,206
Research and development expenses	15,423	—	13,919	—	29,342
Restructuring expense	38,641	—	39,043	—	77,684

Operating profit (loss)	(143,496)	16,260	39,042	557	(87,637)

Other expense (income):
Interest expense	80,706	133	37,755	(51,402)	67,192
Interest income	(20,981)	(32,671)	(4,308)	51,402	(6,558)
Other (income) expense, net	(273,502)	(34)	(14,607)	290,011	1,868

Income (loss) before taxes	70,281	48,832	20,202	(289,454)	(150,139)
Provision (benefit) for income taxes	(48,515)	10,885	9,430	—	(28,200)

Income (loss) before minority interests	118,796	37,947	10,772	(289,454)	(121,939)
Minority interests in net income of subsidiaries	—	5	—	—	5

Income (loss) from continuing operations	118,796	37,942	10,772	(289,454)	(121,944)
Income from discontinued operations, net of income taxes	—	163,870	76,870	—	240,740

Net income (loss)	$118,796	$201,812	$87,642	$(289,454)	$118,796

Consolidating condensed statements of operations for the six months ended July 1, 2005:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$323,379	$77,091	$1,113,229	$(63,151)	$1,450,548
Sales agency fee income	2,264	26	49,523	—	51,813

	325,643	77,117	1,162,752	(63,151)	1,502,361
Cost of sales	189,656	52,918	674,731	(62,633)	854,672

Gross profit	135,987	24,199	488,021	(518)	647,689
Selling, general and administrative expenses	167,078	12,504	377,946	—	557,528
Research and development expenses	17,246	—	11,188	—	28,434
Restructuring expense	4,555	—	3,553	—	8,108

Operating profit (loss)	(52,892)	11,695	95,334	(518)	53,619

Other expense (income):
Interest expense	60,262	184	62,153	(48,500)	74,099
Interest income	(18,671)	(30,628)	(3,273)	48,500	(4,072)
Other (income) expense, net	(65,274)	(3,555)	(4,968)	73,787	(10)

Income (loss) before taxes	(29,209)	45,694	41,422	(74,305)	(16,398)
Provision (benefit) for income taxes	(26,508)	7,484	20,973	—	1,949

Income (loss) before minority interests	(2,701)	38,210	20,449	(74,305)	(18,347)
Minority interests in net income of subsidiaries	—	—	(70)	—	(70)

Income (loss) from continuing operations	(2,701)	38,210	20,519	(74,305)	(18,277)
Income from discontinued operations, net of income taxes	—	10,171	5,405	—	15,576

Net income (loss)	$(2,701)	$48,381	$25,924	$(74,305)	$(2,701)

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

Condensed consolidating balance sheet at June 30, 2006:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$76,003	$837	$58,776	$—	$135,616
Accounts receivable	7,800	3,657	491,496	—	502,953
Intercompany receivables	—	709,238	56,877	(766,115)	—
Inventories	52,448	7,972	210,438	(111)	270,747
Other current assets	14,538	5,307	127,572	(137)	147,280
Current assets of discontinued operations	—	—	—	—	—

Total current assets	150,789	727,011	945,159	(766,363)	1,056,596
Property, plant and equipment, net	97,353	11,402	321,189	(6,220)	423,724
Capitalized software, net	67,797	811	7,198	—	75,806
Goodwill and other intangibles, net	157,158	148,006	1,179,604	10,286	1,495,054
Intercompany advances	467,476	389,353	25,930	(882,759)	—
Other assets	104,529	849	37,038	(380)	142,036
Investments in subsidiaries	1,764,222	58,986	—	(1,823,208)	—
Noncurrent assets of discontinued operations	—	—	—	—	—

Total assets	$2,809,324	$1,336,418	$2,516,118	$(3,468,644)	$3,193,216

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$11,899	$—	$51,214	$—	$63,113
Current portion of long-term debt	7,750	—	2,171	—	9,921
Accounts payable	70,819	3,108	301,264	—	375,191
Intercompany payables	637,224	—	129,487	(766,711)	—
Accrued expenses	100,922	152,040	262,741	2,942	518,645
Current liabilities of discontinued operations	—	—	—	—	—

Total current liabilities	828,614	155,148	746,877	(763,769)	966,870
Intercompany note payable	37,129	171,229	674,400	(882,758)	—
Long-term borrowings	928,315	—	17,366	—	945,681
Other liabilities	109,244	47,182	218,205	12	374,643
Noncurrent liabilities of discontinued operations	—	—	—	—	—

Total liabilities	1,903,302	373,559	1,656,848	(1,646,515)	2,287,194
Stockholders’ equity	906,022	962,859	859,270	(1,822,129)	906,022

Total liabilities and equity	$2,809,324	$1,336,418	$2,516,118	$(3,468,644)	$3,193,216

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

Condensed consolidating balance sheet at December 30, 2005:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$105,614	$325	$52,265	$—	$158,204
Accounts receivable	12,524	2,916	492,350	—	507,790
Intercompany receivables	261,634	433,866	—	(695,500)	—
Inventories	61,318	8,236	185,015	(144)	254,425
Other current assets	13,224	4,649	112,108	—	129,981
Current assets of discontinued operations	—	15,026	49,737		64,763

Total current assets	454,314	465,018	891,475	(695,644)	1,115,163
Property, plant and equipment, net	119,920	10,590	316,987	(6,743)	440,754
Capitalized software, net	81,570	1,115	8,311	—	90,996
Goodwill and other intangibles, net	182,264	148,014	1,130,919	7,714	1,468,911
Intercompany advances	414,956	390,669	—	(805,625)	—
Other assets	107,543	1,148	38,336	(296)	146,731
Investments in subsidiaries	1,542,879	64,079	—	(1,606,958)	—
Noncurrent assets of discontinued operations	—	17,486	28,852	—	46,338

Total assets	$2,903,446	$1,098,119	$2,414,880	$(3,107,552)	$3,308,893

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$—	$39	$43,380	$—	$43,419
Current portion of long-term debt	7,750	—	4,248	—	11,998
Accounts payable	77,138	2,394	294,555	—	374,087
Intercompany payables	510,304	7,423	177,769	(695,496)	—
Accrued expenses	122,319	20,377	223,760	(1,017)	365,439
Current liabilities of discontinued operations	—	11,020	22,986	—	34,006

Total current liabilities	717,511	41,253	766,698	(696,513)	828,949
Intercompany note payable	—	171,487	634,138	(805,625)	—
Long-term borrowings	1,333,853	—	16,992	—	1,350,845
Other liabilities	123,904	41,253	228,660	1,281	395,098
Noncurrent liabilities of discontinued operations	—	254	5,569	—	5,823

Total liabilities	2,175,268	254,247	1,652,057	(1,500,857)	2,580,715
Stockholders’ equity	728,178	843,872	762,823	(1,606,695)	728,178

Total liabilities and equity	$2,903,446	$1,098,119	$2,414,880	$(3,107,552)	$3,308,893

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

Condensed consolidating statement of cash flows for the six months ended June 30, 2006:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$318,716	$(236,001)	$(57,213)	$(49,808)	$(24,306)
Cash flows from investing activities:
Capital expenditures, net	(10,832)	(308)	(27,123)	—	(38,263)
Acquisitions of businesses	(9,605)	4,295	(13,943)	12,949	(6,304)
Proceeds from divestitures	100	353,029	100,206	—	453,335

Net cash provided by (used in) investing activities	(20,337)	357,016	59,140	12,949	408,768

Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	52,795	(39)	(31,143)	(2,882)	18,731
Proceeds from (repayments of) long-term borrowings	(229,459)	—	36,316	(234,420)	(427,563)
Proceeds from (repayments of) additional paid in capital	(172,173)	(7,566)	19,503	160,236	—
Payment of debt issuance costs	—	—	—	—	—
Dividends paid	—	(96,035)	(17,939)	113,925	(49)

Net cash provided by (used in) financing activities	(348,837)	(103,640)	6,737	36,859	(408,881)

Effect of exchange rate changes on cash and cash equivalents	20,847	(17,776)	(5,050)	—	(1,979)

Change in cash and cash equivalents	(29,611)	(401)	3,614	—	(26,398)
Beginning balance	105,614	1,238	55,162	—	162,014

Ending balance	$76,003	$837	$58,776	$—	$135,616

Condensed consolidating statement of cash flows for the six months ended July 1, 2005:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(149,439)	$95,252	$89,731	$(27,236)	$8,308
Cash flows from investing activities:
Capital expenditures, net	(15,572)	(1,202)	(22,628)	—	(39,402)
Acquisitions of businesses	16,981	12,100	(12,444)	(18,317)	(1,680)
Proceeds from divestitures	4,957	—	614	—	5,571

Net cash provided by (used in) investing activities	6,366	10,898	(34,458)	(18,317)	(35,511)

Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	(37,912)	(3,000)	79,680	6,764	45,532
Proceeds from (repayments of) long-term borrowings	235,573	3,000	(206,501)	(41,287)	(9,215)
Proceeds from (repayments of) additional paid in capital	(17,175)	(25,645)	10,408	32,412	—
Payment of debt issuance costs	(1,466)	—	(237)	—	(1,703)
Dividends paid	(5,238)	(29,943)	(17,598)	47,664	(5,115)

Net cash provided by (used in) financing activities	173,782	(55,588)	(134,248)	45,553	29,499

Effect of exchange rate changes on cash and cash equivalents	(29,787)	(49,848)	74,609	—	(5,026)

Change in cash and cash equivalents	922	714	(4,366)	—	(2,730)
Beginning balance	810	646	26,588		28,044

Ending balance	$1,732	$1,360	$22,222	$—	$25,314

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Except where noted, the management discussion and analysis below reflect the results of continuing operations excluding the divestiture of the Polymer Business (as defined below), as discussed in Note 7 to the Consolidated Financial Statements.

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

In the three and six months ended June 30, 2006, net sales decreased by $18.4 million and $42.4 million respectively, from the same periods in the prior year. As indicated in the following table, excluding the impact of foreign currency exchange rates and acquisitions and divestitures, our net sales were relatively flat for the three months ended June 30, 2006, compared to the second quarter of 2005. Our 2006 year-to-date net sales were up 1.1% from the same period in the prior year.

	Three Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2006	July 1, 2005	Change	June 30, 2006	July 1, 2005	Change
Net sales	$763,565	$781,918	-2.3%	$1,459,974	$1,502,361	-2.8%

Variance due to:
Foreign currency exchange	—	(3,146)		—	(35,446)
Acquisitions and divestitures	—	(11,436)		—	(22,513)

	—	(14,582)		—	(57,959)

	$763,565	$767,336	-0.5%	$1,459,974	$1,444,402	1.1%

Net sales in the three months ended June 30, 2006 was impacted by our decision to withdraw from a majority of the service-oriented laundry and ware washing business in the United States, which we announced in March 2006. Excluding the laundry and ware washing business in the United States and partial termination fees related to our Master Sales Agency Agreement with Unilever, which increased sales in the three months ended July 1, 2005 by $6.6 million, the equivalent growth rates were 2.4% and 2.8% for the second quarter and first six months of 2006, respectively. Our core business in North America continues to perform well and outside the United States we continue to show net sales growth, primarily due to price increases taking hold in all business sectors and global geographic areas and the expansion of developing markets in Asia Pacific, Latin America, Central and Eastern Europe, Africa and the Middle East.

Primarily as a result of the aforementioned price increases taking hold, our gross profit percentage improved by 200 basis points for the second quarter of 2006 compared to the first quarter of 2006 and 230 basis points compared to the fourth quarter of 2005. Our gross profit percentage declined 60 basis points compared to the second quarter of 2005, as pricing actions taken in 2005 and in the first half of 2006 have not yet fully recovered the unprecedented increases in key raw material costs and transportation costs. Our gross profit percentages for the five most recent fiscal quarters are set forth below:

Three Months Ended
June 30, 2006	March 31, 2006	December 30, 2005	September 30, 2005	July 1, 2005
43.1%	41.1%	40.8%	43.3%	43.7%

In November 2005, in response to the structural changes in the raw material markets that have to the significant increases in our input costs, we announced a program (“November 2005 Plan”) to implement an operational restructuring of our Company. The program also considers the potential divestiture of, or exit from, certain non-core or underperforming businesses.

In March 2006, as part of our November 2005 Plan, we announced our intention to withdraw from a majority of the underperforming, service-oriented laundry and ware washing business in the United States. As a result of this decision, the Company severed approximately 342 employees in the first half of 2006 with further severances expected throughout the course of 2006. In connection with this decision, we also announced the closure of our manufacturing facilities in East Stroudsburg, Pennsylvania and Cambridge, Maryland.

On June 30, 2006, as part of our November 2005 Plan, we completed the sale of our non-core business that was engaged in developing, manufacturing, and selling specialty polymers for use in the industrial print and packaging industry, industrial paint and coatings industry, and industrial plastics industry (the Polymer Business), to BASF Aktiengesellschaft (“BASF”) for approximately $470.0 million plus approximately $8.1 million in connection with the parties’ estimate of the expected purchase price adjustments. Proceeds of $420.0 million were used to pay down debt in the quarter ended June 30, 2006.

Furthermore, during the second quarter of 2006 we continued the operational restructuring of our Company in accordance with the November 2005 Plan. A number of key elements of this restructuring program commenced in the quarter including continued reorganization of our European operations around four sub-regions, supply chain optimization projects, preparations for the outsourcing of most of our IT support work and feasibility studies related to financial services outsourcing in Western Europe.

In connection with the aforementioned and other activities under the November 2005 Plan, we recorded charges of approximately $35.0 million and $77.2 million for severance costs in the quarter and six months ended June 30, 2006, respectively, and approximately $34 thousand and $0.5 million for non-employee related costs in the quarter and six months ended June 30, 2006, respectively. In addition, the Company recorded additional selling, general and administrative costs of approximately $19.5 million and $77.1 million in the quarter and six months ended June 30, 2006, respectively, of which $4.8 million and $25.9 million were related to tangible asset impairment and $0.8 million and $20.6 million were related to intangible asset impairment.

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

Goodwill and Long-Lived Assets. We periodically review long-lived assets, including non-amortizing intangible assets and goodwill, for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its estimated fair value. We also periodically reassess the estimated remaining useful lives of our amortizing intangible assets and our other long-lived assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in our consolidated financial statements. We annually complete an impairment analysis of goodwill and non-amortizing intangible assets. Moreover, where indicators of impairment are identified for long-lived assets, we would prepare a future undiscounted cash flows analysis, determine any impairment impact and record, if necessary, a reduction in the affected asset(s). In association with the November 2005 Plan, the Company recorded impairment charges on certain intangible assets and long-lived assets of $20.6 million and $21.1 million, respectively, during the six-month period ended June 30, 2006. There were no impairments recognized in the six-month period ended July 1, 2005.

Three Months Ended June 30, 2006 Compared to Three Months Ended July 1, 2005

Net Sales:

	Three Months Ended		Change
(dollars in thousands)	June 30, 2006	July 1, 2005	Amount	Percentage
Net product and service sales	$741,236	$751,788	$(10,552)	-1.4%
Sales agency fee income	22,329	30,130	(7,801)	-25.9%

	763,565	781,918	(18,353)	-2.3%

•	The strengthening of the U.S. dollar against the euro and certain other foreign currencies contributed $3.1 million to the decrease in net product and service sales.

•	Excluding the impact of foreign currency exchange rates, acquisitions and divestitures, and sales agency fee income, net sales were relatively flat in the second quarter of 2006 compared to the same period in the prior year, primarily due to the affect of price increases taking hold globally and the expansion of developing markets in Asia Pacific, Latin America, Central and Eastern Europe, Africa and the Middle East which offset the net sales decline associated with the decision to exit a majority of the service-oriented laundry and ware washing business in the United States, which we announced in March 2006.

•	In North America, one of our largest markets, net sales decreased 3.4% in the second quarter of 2006, compared to the same period in the prior year. This sales decline reflects the impact of our withdrawal from a majority of the service-oriented laundry and ware washing business in the United States. We continue to have strong growth in our core North American business units, primarily due to the impact of price increases in 2005 and the first quarter of 2006.

•	In our Europe, Africa and Middle East markets, net sales in the second quarter increased 2.2% compared to the same period in the prior year. This growth was primarily due to increased sales in developing countries in Eastern Europe, Africa and the Middle East and the affect of price increases in Western Europe.

•	In Asia Pacific, net sales increased 7.6% in the second quarter of 2006 compared to the same period in the prior year, primarily due to strong growth in the food and beverage business and the lodging, retail and quick-service restaurant sectors.

•	In Latin America, net sales increased 8.0% in the second quarter of 2006 compared to the same period in the prior year, driven by increased sales in most geographic areas, with growth from the food and beverage business, retail sector and distribution, partially offset by lower health and hospitality sales in Mexico, where tourism remains adversely affected by hurricane damage.

•	In Japan, net sales decreased by 3.3% in the second quarter of 2006 compared to the same period in the prior year, primarily as a result of the restructuring of the service relationship at a core Japanese retail customer, the planned withdrawal from low margin filter sales in the food and beverage business and a change from direct selling to a joint venture for sales and distribution to select food service customers in the Tokyo metropolitan market.

•	Excluding the impact of foreign currency exchange rates, net sales under our Master Sales Agency Agreement with Unilever decreased by $7.8 million, or 25.9%, primarily as a result of $6.6 million in partial termination fees that were recorded in the three months ended July 1, 2005.

Gross Profit:

	Three Months Ended		Change
(dollars in thousands)	June 30, 2006	July 1, 2005	Amount	Percentage
	$329,327	$341,769	$(12,442)	-3.6%
Gross profit as a percentage of net sales:
	43.1%	43.7%

•	The reduction in gross profit in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005 was primarily due to the impact of raw material costs, which had a particularly strong impact on our floorcare business, where acrylic-based polymers are common in product formulations. Gross profit was also adversely impacted by higher freight and transportation costs, primarily attributable to the rise in crude oil prices and changes in U.S. transportation legislation that has affected driver hours and carrier availability.

•	We continue to be confronted with the prospect of rising raw material costs and, in response, we continue to implement a mix of general and selective price increases to recover these costs, to the extent possible, and pursue further cost reduction initiatives under our November 2005 Plan.

Operating Expenses:

	Three Months Ended		Change
(dollars in thousands)	June 30, 2006	July 1, 2005	Amount	Percentage
Selling, general and administrative expenses	$283,794	$281,165	$2,629	0.9%
Research and development expenses	14,967	14,335	632	4.4%
Restructuring expenses	35,063	4,712	30,351	644.1%

	$333,824	$300,212	$33,612	11.2%

As a percentage of net sales:
Selling, general and administrative expenses	37.2%	36.0%
Research and development expenses	2.0%	1.8%
Restructuring expenses	4.6%	0.6%

	43.8%	38.4%

•	The strengthening of the U.S. dollar against the euro and certain other foreign currencies decreased operating expenses by $1.0 million in the three months ended June 30, 2006 compared to the same period in the prior year.

•	Excluding the impact of foreign currency and costs associated with our restructuring programs, selling, general and administrative costs decreased $9.7 million during the second quarter of 2006 compared to the prior year period. This reflects the impact of cost savings associated with the November 2005 Plan. Included within selling, general and administrative expenses in the three-month period ended June 30, 2006 was a net gain of $3.0 million related to pension and post-retirement benefits curtailments and settlements.

•	Excluding the impact of foreign currency, research and development expenses increased $0.7 million during the second quarter of 2006 compared to the prior year period.

•	Excluding the impact of foreign currency, restructuring expenses increased $30.3 million during the second quarter of 2006 compared to the prior year period, primarily due to employee severance and other expenses related to the November 2005 Plan.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan for the three months ended June 30, 2006, and since the consummation of the program in November 2005, is outlined below.

(dollars in thousands)	Three Months Ended June 30, 2006	Total Project to Date June 30, 2006
Reserve balance at beginning of period	$42,227	$—
Restructuring costs charged to income	34,854	82,194
Liability adjustments	—	383
Payments of accrued costs	(15,876)	(21,372)

Reserve balance at end of period	$61,205	$61,205

Period costs classified as selling, general and administrative expenses	$19,508	$92,794
Capital expenditures	2,276	6,538

•	During the second quarter of 2006, we recorded $34.9 million of restructuring costs related to our November 2005 Plan in our consolidated statements of operations. These costs consisted primarily of involuntary termination and other costs incurred throughout North America and Europe. In addition, the Company recorded $19.5 million of selling, general and administrative expenses, in the second quarter of 2006, of which $4.8 million related to tangible asset impairment, $0.8 million related to intangible asset impairment and $13.9 million related to period costs associated with restructuring activities.

•	In connection with the acquisition of the DiverseyLever business, the Company recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. During the second quarter of 2006, the Company paid cash of $0.7 million representing contractual obligations associated with involuntary terminations and lease payments on closed facilities. The restructuring reserve balance associated with the exit plans and the Company’s acquisition-related restructuring plans was $3.4 million as of June 30, 2006.

Non-Operating Results:

	Three Months Ended		Change
(dollars in thousands)	June 30, 2006	July 1, 2005	Amount	Percentage
Interest expense	$34,330	$42,912	$(8,582)	-20.0%
Interest income	(3,136)	(2,517)	(619)	24.6%

Net interest expense	31,194	40,395	(9,201)	-22.8%

Other expense, net	342	(76)	418

•	Net interest expense decreased in the second quarter of 2006 compared to the prior year period. In the quarter ended July 1, 2005, we recorded $9.4 million of interest expense due to the ineffectiveness of our EURIBOR-based interest rate swap agreements and wrote off $3.6 million of unamortized debt issuance costs arising from the repayment of the euro portion of the our term loan B in connection with the April 2005 amendment to our senior secured credit facilities. The impact of these adjustments was partially offset by higher interest expense associated with higher average debt levels during the quarter ended June 30, 2006 as compared to the second quarter of 2005 and higher short-term interest rates.

Income Taxes:

	Three Months Ended		Change
(dollars in thousands)	June 30, 2006	July 1, 2005	Amount	Percentage
Income from continuing operations, including minority interests, before income taxes and discontinued operations	$(36,036)	$1,389	$(37,425)	-2694.4%
Provision for income taxes	(31,135)	2,687	(33,822)	-1258.7%

Effective income tax rate	86.4%	193.4%

•	The Company reported an effective income tax rate of 86.4% on pre-tax loss from continuing operations for the three month period ended June 30, 2006. The high effective income tax rate on pre-tax loss is favorable, and is primarily the result of the Company claiming income tax benefit for a portion of year-to-date pre-tax losses to offset the gain on the sale of the Polymer business. The income tax benefit for the three month period ended June 30, 2006 was partially offset by increased valuation allowances against tax loss carryforwards from international operations and increased valuation allowance against U.S. net deferred tax assets.

•	The Company reported an effective income tax rate of 193.4% on pre-tax income from continuing operations for the three month period ended July 1, 2005. The high effective income tax rate for this period is primarily due to incremental income tax expense related to repatriation of earnings from international operations and an increased valuation allowance against tax loss carryforwards from international operations. These increases to income tax expense were partially offset by a tax benefit from the realization of previously un-benefited foreign tax credits.

Net Income:

Our net income increased by $225.6 million, to $230.7 million for the second quarter of 2006 compared to $5.1 million for the second quarter of 2005, primarily due to the gain of $225.4 million (net of tax) on the sale of our Polymer business.

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

EBITDA should not be construed as a substitute for, and should be considered together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP. The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the three months ended June 30, 2006 and July 1, 2005.

	Three Months Ended
(dollars in thousands)	June 30, 2006	July 1, 2005
Net cash flows provided by operating activities	$(37,885)	$10,295
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	80,936	57,320
Changes in deferred income taxes	2,489	(819)
Gain from divestitures	225,447	(613)
Loss on property disposals	(20)	(893)
Depreciation and amortization expense	(39,478)	(48,263)
Amortization of debt issuance costs	(1,634)	(14,184)
Interest accrued on long-term receivables-related parties	612	957
Other	242	1,343

Net income	230,709	5,143
Minority interests in net income (loss) of subsidiaries	3	(170)
Provision for income taxes	94,057	5,049
Interest expense, net	31,194	40,937
Depreciation and amortization expense	39,478	48,263

EBITDA	$395,441	$99,222

EBITDA increased by $296.2 million for the quarter ended June 30, 2006 as compared to the prior year second quarter, primarily due to the divestiture of the Polymer business which increased EBITDA by $348.2 million and was partially offset by a $42.9 increase in restructuring costs and severance-related selling, general and administrative costs related to our November 2005 Plan.

Six Months Ended June 30, 2006 Compared to Six Months Ended July 1, 2005

Net Sales:

	Six Months Ended		Change
(dollars in thousands)	June 30, 2006	July 1, 2005	Amount	Percentage
Net product and service sales	$1,416,360	$1,450,548	$(34,188)	-2.4%
Sales agency fee income	43,614	51,813	(8,199)	-15.8%

	1,459,974	1,502,361	(42,387)	-2.8%

•	The strengthening of the U.S. dollar against the euro and certain other foreign currencies contributed $34.3 million to the decrease in net product and service sales.

•	Excluding the impact of foreign currency exchange rates, acquisitions and divestitures, and sales agency fee income, net sales increased 1.6% compared to the same period in the prior year, primarily due to price increases taking hold globally, a strong performance from North America’s core businesses and the expansion of developing markets in Asia Pacific, Latin America, Central and Eastern Europe, Africa and the Middle East, which more than offset the impact of our withdrawal from a majority of the service-oriented laundry and ware washing business in the United States.

•	In North America, one of our largest markets, net sales increased 1.9% in the first six months of 2006 compared to the same period in the prior year. This sales growth reflects strong growth in all core business units and the impact of price increases in 2005 and in the first six months of 2006. These factors more than offset the impact of our withdrawal from majority of the service-oriented laundry and ware washing business in the United States.

•	In our Europe, Africa and Middle East markets, net sales for the first six months of 2006 increased 1.4% compared to the same period in the prior year, primarily due to the impact of a correction in the accounting treatment for certain equipment leases that increased net sales by $15.3 million in the first quarter of 2005. Excluding the impact of this adjustment, net sales in the region grew by 3.6% during the first six months of 2006 compared to the first six months of 2005. This growth was primarily due to price increases taking hold and increased sales volume in our Central European area and in developing countries in Eastern Europe, Africa and the Middle East.

•	In Asia Pacific, net sales increased 7.3% for the first six months of 2006 compared to the same period in the prior year, primarily due to growth in the food and beverage business and the lodging, retail and quick-service restaurant sectors.

•	In Latin America, net sales increased 7.9% for the first six months of 2006 compared to the same period in the prior year, driven by increased sales in most geographic areas, with growth from the food and beverage business, retail sector and distribution, partially offset by lower health and hospitality sales in Mexico, where tourism is still adversely affected by hurricane damage.

•	In Japan, net sales decreased by 5.1% for the first six months of 2006 compared to the same period in the prior year, primarily as a result of the restructuring of the service relationship at a core Japanese retail customer, the planned withdrawal from low margin filter sales in the food and beverage business and a change from direct selling to a joint venture for sales and distribution to select food service customers in the Tokyo metropolitan market.

•	Excluding the impact of foreign currency exchange rates, net sales under our Master Sales Agency Agreement with Unilever decreased by $7.1 million, or 13.9%, during the first six months of 2006, primarily as a result of $ 7.4 million in partial termination fees that were recorded in the six months ended July 1, 2005.

Gross Profit:

	Six Months Ended		Change
(dollars in thousands)	June 30, 2006	July 1, 2005	Amount	Percentage
	$615,595	$647,689	$(32,094)	-5.0%
Gross profit as a percentage of net sales:
	42.2%	43.1%

•	The strengthening of the U.S. dollar against the euro and certain other foreign currencies decreased gross profit by $11.7 million for the six months ended June 30, 2006 compared to the same period in the prior year.

•	The reduction in gross profit was primarily due to the impact of raw material costs, which had a particularly strong impact on our floorcare business, where acrylic-based polymers are common in product formulations. Gross profit was also adversely impacted by higher freight and transportation costs, primarily attributable to the rise in crude oil prices and changes in U.S. transportation legislation that has affected driver hours and carrier availability. In addition, gross profit in the first quarter of 2005 included a correction in accounting treatment for certain equipment leases which increased our European gross profit by $5.8 million compared to the current period.

•	We continue to be confronted with the prospect of rising raw material costs and, in response, we continue to implement a mix of general and selective price increases to recover these costs, to the extent possible, and pursue further cost reduction initiatives under our November 2005 Plan.

Operating Expenses:

	Six Months Ended		Change
(dollars in thousands)	June 30, 2006	July 1, 2005	Amount	Percentage
Selling, general and administrative expenses	$596,206	$557,528	$38,678	6.9%
Research and development expenses	29,342	28,434	908	3.2%
Restructuring expenses	77,684	8,108	69,576	858.1%

	$703,232	$594,070	$109,162	18.4%

As a percentage of net sales:
Selling, general and administrative expenses	40.8%	37.1%
Research and development expenses	2.0%	1.9%
Restructuring expenses	5.3%	0.5%

	48.1%	39.5%

•	The strengthening of the U.S. dollar against the euro and certain other foreign currencies decreased operating expenses by $12.2 million during the first six months of 2006 compared to the same period in the prior year.

•	Excluding the impact of foreign currency and costs associated with our restructuring programs, selling, general and administrative costs declined $14.2 million during the six months ended June 30, 2006, compared to the prior year period. Included within selling, general and administrative expenses in the six-month period ended June 30, 2006 was a gain of $1.2 million on the sale of our U.S. commercial laundry business and a net gain of $7.3 million related to pension and post-retirement benefits curtailments and settlements.

•	Excluding the impact of foreign currency, research and development expenses increased $1.4 million during the first six months of 2006 compared to the prior year period.

•	Excluding the impact of foreign currency, restructuring expenses increased $69.6 million during the first six months of 2006 compared to the prior year period, primarily due to employee severance and other expenses related to the November 2005 Plan.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan for the six months ended June 30, 2006 and since the consummation of the program in November 2005, is outlined below.

(dollars in thousands)	Six Months Ended June 30, 2006	Total Project to Date June 30, 2006
Reserve balance at beginning of period	$2,347	$—
Restructuring costs charged to income	77,684	82,194
Liability adjustments	—	383
Payments of accrued costs	(18,826)	(21,372)

Reserve balance at end of period	$61,205	$61,205

Period costs classified as selling, general and administrative expenses	$77,146	$92,794
Capital expenditures	4,407	6,538

•	During the six months of 2006, we recorded $77.7 million of restructuring costs related to our November 2005 Plan in our consolidated statements of operations. These costs consisted primarily of involuntary termination and other costs incurred throughout North America and Europe. In addition, the Company recorded $77.1 million of selling, general and administrative expenses during the first six months of 2006, of which $25.9 million related to tangible asset impairments, $20.6 million related to intangible asset impairment and $30.7 million related to period costs associated with restructuring activities.

•	In connection with the acquisition of the DiverseyLever business, the Company recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. During the six months ended June 30, 2006, the Company paid cash of $2.1 million representing contractual obligations associated with involuntary terminations and lease payments on closed facilities. The restructuring reserve balance associated with the exit plans and the Company’s acquisition-related restructuring plans was $3.4 million as of June 30, 2006.

Non-Operating Results:

	Six Months Ended		Change
(dollars in thousands)	June 30, 2006	July 1, 2005	Amount	Percentage
Interest expense	$67,192	$74,099	$(6,907)	-9.3%
Interest income	(6,558)	(4,072)	(2,486)	61.1%

Net interest expense	60,634	70,027	(9,393)	-13.4%
Other expense, net	1,868	(10)	1,878

•	Net interest expense decreased in the first six months of 2006 compared to the prior year period. In the quarter ended July 1, 2005, the company recorded $9.4 million of interest expense due to the ineffectiveness of our EURIBOR-based interest rate swap agreements and wrote off $3.6 million of unamortized debt issuance costs arising from the repayment of the euro portion of the our term loan B in connection with the April 2005 amendment to our senior secured credit facilities. The impact of these adjustments was partially offset by higher interest expense associated with higher average debt levels during the six months ended June 30, 2006 as compared to the first six months of 2005 and higher short-term interest rates.

•	Other expense, net, increased compared to the prior year period, primarily due to higher net losses from foreign currency translation and transactions.

Income Taxes:

	Six Months Ended		Change
(dollars in thousands)	June 30, 2006	July 1, 2005	Amount	Percentage
Income from continuing operations,	$(150,144)	$(16,328)	$(133,816)	819.5%
including minority interests, before income taxes and discontinued operations
Provision for income taxes	(28,200)	1,949	(30,149)	-1546.9%

Effective income tax rate	18.8%	-11.9%

•	The Company reported an effective income tax rate of 18.8% on pre-tax loss from continuing operations for the six month period ended June 30, 2006. The relatively low effective income tax rate on the pre-tax loss means that the Company was not able to claim full income tax benefit for the loss recognized in the six month period, due largely to increased valuation allowances against tax loss carryforwards from international operations and increased valuation allowance against U.S. net deferred tax assets. The increase in the valuation allowance associated with the U.S. net deferred tax assets results from temporary differences that are currently deductible for book purposes, but will be deductible for tax purposes in future periods.

•	The Company reported an effective income tax rate of (11.9)% on pre-tax loss from continuing operations for the six month period ended July 1, 2005. The relatively high effective income tax rate for this period was primarily due to incremental income tax expense related to repatriation of earnings from international operations and an increased valuation allowance against tax loss carryforwards from international operations. These increases to income tax expense were partially offset by a tax benefit from the realization of previously un-benefited foreign tax credits.

Net Income:

Our net income increased by $121.5 million, to $118.8 million for the first six months of 2006 compared to a net loss of $2.7 million for the first six months of 2005, primarily due to the gain of $225.4 million (net of tax) on the sale of our Polymer business offset by an increase of $133.7 million in restructuring costs and other period costs associated with the November 2005 Plan.

EBITDA:

The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the six months ended June 30, 2006 and July 1, 2005.

	Six Months Ended
(dollars in thousands)	June 30, 2006	July 1, 2005
Net cash flows provided by operating activities	$(24,306)	$8,308
Changes in operating assets and liabilities, net of effects	44,621	101,860
from acquisitions and divestitures of businesses
Changes in deferred income taxes	(594)	533
Gain from divestitures	226,758	3,991
Loss on property disposals	98	(3,541)
Depreciation and amortization expense	(121,787)	(95,358)
Amortization of debt issuance costs	(3,312)	(16,382)
Interest accrued on long-term receivables-related parties	1,217	1,865
Other	(3,899)	(3,977)

Net income (loss)	118,796	(2,701)
Minority interests in net income (loss) of subsidiaries	5	(70)
Provision for income taxes	102,019	8,331
Interest expense, net	60,634	70,027
Depreciation and amortization expense	121,787	95,358

EBITDA	$403,241	$170,945

EBITDA increased by $232.3 million for the quarter ended June 30, 2006 as compared to the prior year second quarter, primarily due to the divestiture of the Polymer Business which increased EBITDA by $348.2 million and was partially offset by a $92.1 increase in restructuring costs and severance-related selling, general and administrative costs related to our November 2005 Plan and raw material cost increases not fully offset by pricing actions. In addition, EBITDA in the first quarter of 2005 included a correction in accounting treatment for certain equipment leases which increased our EBITDA by $5.8 million compared to the current period.

Liquidity and Capital Resources

	Six Months Ended		Change
(dollars in thousands)	June 30, 2006	July 1, 2005	Amount	Percentage
Net cash provided by (used in) operating activities	$(24,306)	$8,308	$(32,614)	-392.6%
Net cash provided by (used in) investing activities	408,768	(35,511)	444,279	-1251.1%
Net cash provided by (used in) financing activities	(408,881)	29,499	(438,380)	-1486.1%
Capital expenditures	39,979	41,681	(1,702)	-4.1%

			Change
	June 30, 2006	December 30, 2005	Amount	Percentage
Cash and cash equivalents	$135,616	$158,204	$(22,588)	-14.3%
Working capital (1)	398,509	388,128	10,381	2.7%
Total debt	1,018,715	1,406,262	(387,547)	-27.6%

(1)	Working capital is defined as net accounts receivable, plus inventories less accounts payable.

•	The decrease in cash and cash equivalents at June 30, 2006 compared to December 30, 2005 resulted primarily from cash used during the first six months of 2006 to fund activities related to the November 2005 Plan and capital expenditures.

•	The decrease in net cash provided by operating activities during the six months ended June 30, 2006 compared to the prior year period was primarily due to expenses related to our November 2005 Plan. This impact was partially offset by less cash used for working capital in the first six months of 2006 as compared the prior year period, and an increase in accrued liabilities due to one-time costs related to the divestiture of the Polymer Business and the November 2005 plan.

•	The increase in net cash used in investing activities during the six months ended June 30, 2006 compared to the prior year period was primarily due to the net proceeds received from the divestiture of the Polymer Business during the second quarter of 2006. Other than our investment in dosing and feeder equipment with new and existing customer accounts, the characteristics of our business do not generally require us to make significant ongoing capital expenditures.

•	The decrease in cash flow from financing activities during the six months ended June 30, 2006 compared to the prior year period was primarily due to the repayment of $420.0 million of obligations under our term loan B facility using the majority of the proceeds from the divestiture of the Polymer Business.

•	The increase in working capital during the six months ended June 30, 2006 was due to a $16.3 million increase in inventories resulting from increased raw material costs and a seasonal build in inventory levels and a $1.2 million increase in accounts payable, which were partially offset by a $4.8 million reduction in accounts receivable resulting from a two-day decrease in days sales outstanding.

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

The amended facilities, among other things, permit the global restructuring under the November 2005 Plan and modify the financial covenants contained in our previous credit facilities. The amended facilities consist of a revolving loan facility in an aggregate principal amount not to exceed $175 million, including a letter of credit sub-limit of $50 million and a swingline loan sub-limit of $30 million, that matures on December 16, 2010, as well as a term loan facility that matures on December 10, 2011. In addition, the amended facilities include a committed delayed draw term facility of up to $100 million, which was fully drawn on July 14, 2006. The amended facilities also provide for an increase in the revolving credit facility of up to $25 million under specified circumstances. As of June 30, 2006, we had $8 million in letters of credit outstanding under the revolving portion of the senior secured credit facilities and therefore had the ability to borrow $167 million under those revolving facilities.

As of June 30, 2006, we had total indebtedness of $1.0 billion, consisting of $584.9 million of senior subordinated notes, $351.1 million of borrowings under the senior secured credit facilities, $19.5 million of other long-term borrowings and $63.1 million in short-term credit lines. In addition, we had $192.7 million in operating lease commitments, $2.1 million in capital lease commitments and $7.8 million committed under letters of credit that expire in 2006.

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

We have obligations related to our pension and post-retirement plans that are discussed in detail in Note 15 of the Notes to Consolidated Financial Statements. As of the most recent actuarial measurement date, we anticipate making $33.8 million of contributions to pension plans in fiscal year 2006. We made contributions of $22.8 million during the six months ended June 30, 2006. Post-retirement medical claims are paid as they are submitted and are anticipated to be $3.6 million in fiscal year 2006.

Off-Balance Sheet Arrangements. We and certain of our subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001, as amended, whereby we and each participating subsidiary sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), our wholly owned, consolidated, special purpose, bankruptcy-remote subsidiary. JWPRC was formed for the sole purpose of buying and selling receivables generated by us and certain of our subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to nonconsolidated financial institutions (the “Conduits”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduits) less the applicable reserve. The accounts receivable securitization arrangement is accounted for under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities–A replacement of FASB Statement No. 125.” As June 30, 2006 and December 30, 2005, our total potential for securitization of trade receivables was $150.0 million.

As of June 30, 2006 and December 30, 2005, the Conduits held $112.2 million and $111.3 million, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in our consolidated balance sheets.

As of June 30, 2006 and December 30, 2005, we had a retained interest of $132.4 million and $149.2 million, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value.

For the six months ended June 30, 2006, JWPRC’s cost of borrowing under the Receivables Facility was at a weighted average rate of 6.44% per annum.

In July 2006, the Receivables Facility was amended to allow one of the conduit purchasers to exit the program, to allow the repurchase of the receivables of JohnsonDiversey SpA (Italy), and to reduce the total potential for securitization of trade receivables to $75.0 million.

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

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For our financial covenant period ended on June 30, 2006, we were in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the senior secured credit facilities.

Capital Expenditures. Capital expenditures are limited under the senior secured credit facilities to $150 million in fiscal year 2006 and to $130 million for subsequent fiscal years. To the extent that we make capital expenditures of less than the limit in any fiscal year, however, we may carry forward into the subsequent year the difference between the limit and the actual amount we expended, provided that the amounts we carry forward from the previous year will be allocated to capital expenditures in the current fiscal year only after the amount allocated to the current fiscal year is exhausted. As of June 30, 2006, we were in compliance with the limitation on capital expenditures for fiscal year 2006.

Restructuring Charges. The senior secured credit facilities limit the amount of cash payments (i) arising in connection with the November 2005 Plan at any time from fiscal year 2006 through the end of fiscal year 2009 to $355 million in the aggregate and (ii) arising in connection with permitted divestitures at any time from fiscal year 2006 through the end of fiscal year 2008 to $45 million. As of June 30, 2006, we were in compliance with the limitation on spending for restructuring and permitted divestiture-related activities.

In addition, the senior secured credit facilities contain covenants that restrict our ability to declare dividends and to redeem and repurchase capital stock. The senior secured credit facilities also limit our ability to incur additional liens, engage in sale-leaseback transactions and incur additional indebtedness and make investments.

Discontinued Operations

On June 30, 2006, Johnson Polymer, LLC (“JP”) and JohnsonDiversey Holdings II B.V. (“Holdings II”), an indirectly owned subsidiary of the Company, completed the sale of substantially all of the assets of JP, all equity interests in certain JP subsidiaries and all of the equity interests by Holdings II (collectively, the “Polymer Business”) to BASF Aktiengesellschaft (“BASF”) for approximately $470.0 million plus an additional $8.1 million in connection with the parties’ estimate of purchase price adjustments that will be based upon the closing net asset value of the Polymer Business. The Company and BASF are expected to finalize purchase price adjustments during the fourth quarter of 2006.

The Polymer Business develops, manufactures and sells specialty polymers for use in the industrial print and packaging industry, industrial paint and coatings industry and in industrial plastics industry. The Polymer Business was a non-core asset of the Company and had been disclosed as a separate business segment. The sale resulted in a gain of approximately $348.2 million ($225.4 million after tax), net of related costs.

The following table sets forth net sales, operating income and income from discontinued operations for the Polymer Business:

	Three Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2006	July 1, 2005	Change	June 30, 2006	July 1, 2005	Change
	(unaudited)			(unaudited)
Net sales	$105,782	$93,887	12.7%	$200,353	$183,474	9.2%
Income from operations	12,646	8,803	43.7%	22,679	17,958	26.3%
Income from operations, net of tax	10,163	6,441		15,169	11,576
Income from discontinued operations, net of tax	235,610	6,441		240,616	11,576

Excluding the impact of foreign currency exchange rates, Polymer net sales increased by $12.1 million or 12.9% and $19.8 million or 11.0% in the quarter and six months ended June 30, 2006 compared to the same period in the prior year, due to a combination of price increases implemented in response to the significant rise in raw material costs experienced in the latter half of 2004 and throughout 2005 and good volume growth in North America and Europe.

Polymer income from operations increased by $3.8 million and $4.7 million in the quarter and six months ended June 30, 2006, as compared to the same periods in the prior year, due to increased sales volumes and average selling prices which together more than offset the increase in raw material costs experienced and the impact of inflation on selling, general and administrative expenses.

The Asset and Equity Purchase Agreement between JP, Holdings II and BASF refers to ancillary agreements governing certain relationships between the parties, including a Supply Agreement and Tolling Agreement, each of which is not considered material to the Company’s consolidated financial results.

Supply	Agreement

A ten-year global agreement providing for the supply of polymer products to the Company by BASF. Unless either party provides notice of its intent not to renew at least 3 years prior to the expiration of the 10 year term, the term of the agreement will extend for an additional 5 years. The agreement requires that the Company purchase a specified percentage of related product from BASF during the term of agreement. Subject to certain adjustments, the Company has a minimum volume commitment during each of the first five years of the agreement.

Tolling	Agreement

A three-year agreement providing for the toll manufacture of polymer products by the Company, at its manufacturing facility in Sturtevant, Wisconsin, for BASF. The agreement may be extended six months by either party. The agreement specifies product pricing and provides BASF the right to purchase certain equipment retained by the Company.

In association with the Tolling Agreement, the Company agreed to pay $11,400 in compensation to S.C. Johnson and Son, Inc. (“SCJ”), a related party, primarily related to pre-payments and the right to extend terms on the lease agreement at the Sturtevant, Wisconsin manufacturing location.

On May 1, 2006, in association with the divestiture of the Polymer Business, Commercial Markets Holdco, Inc. (“Holdco”), which is the parent of the Company’s direct parent, JohnsonDiversey Holdings, Inc. (“Holdings”), Marga B.V., a subsidiary of Unilever, and Holdings amended and restated the Stockholders’ Agreement dated as of May 3, 2002 among the parties (as amended and restated, the “Stockholders’ Agreement”). Holdco and Marga B.V. own 66 2/3% and 33 1/3%, respectively, of the outstanding shares of Holdings. Holdings owns 100% of the outstanding shares of the Company except for one share owned by SCJ. The amendment and restatement of the Stockholders’ Agreement included restatement of provisions relating to, among other things, share transfer restrictions, corporate governance, put and call options and rights of first offer and refusal and various other rights and obligations of the parties. In addition, the amendment and restatement adjusted the buyout formula relating to Marga B.V.’s shares in Holdings to require an incremental payment of $30.0 million plus interest at the time of Marga B.V.’s exit. The Stockholders’ Agreement also provides for the issuance of options to Marga B.V. for the purchase of Holdco shares at exit, which, following exercise, will result in the incremental payment to Marga B.V., by Holdco, of up to $40.0 million, plus interest.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2006, we had $351.1 million of debt outstanding under our senior secured credit facilities. After giving effect to the interest rate swap transactions that we have entered into with respect to some of the borrowings under our credit facilities, $159.7 million of the debt outstanding remained subject to variable rates. We also have entered into interest rate swap agreements with a notional value of €127.4 million that were related to the euro portion of the term loan B that was fully repaid in April 2005. As a result of the debt repayment, these interest rate swaps have been deemed ineffective and, therefore, must be marked-to-market at the end of each accounting period through the statements of operations. Because of certain intercompany funding arrangements, we believe that these swaps provide an economic hedge to the incremental debt used to finance the repayment. In addition, as of June 30, 2006, we had $63.1 million of debt outstanding under foreign lines of credit, all of which were subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. At the above level of variable rate borrowings, we do not anticipate a significant impact on earnings in the event of a reasonable change in interest rates. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of the overall economic activity that could exist in such an environment.

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

ITEM 6. EXHIBITS

10.1	First Amendment to Asset and Equity Interest Purchase Agreement, dated as of June 30, 2006, by and among Johnson Polymer, LLC, JohnsonDiversey Holdings II B.V. and BASF Aktiengesellschaft (incorporated by reference to Exhibit 99.1 to JohnsonDiversey, Inc.’s Form 8-K dated June 30, 2006, File No. 333-97427).

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSONDIVERSEY, INC.

Date: August 10, 2006	/s/ Joseph F. Smorada
Joseph F. Smorada, Executive Vice President and Chief Financial Officer

JOHNSONDIVERSEY, INC.

EXHIBIT INDEX

10.1	First Amendment to Asset and Equity Interest Purchase Agreement, dated as of June 30, 2006, by and among Johnson Polymer, LLC, JohnsonDiversey Holdings II B.V. and BASF Aktiengesellschaft (incorporated by reference to Exhibit 99.1 to JohnsonDiversey, Inc.’s Form 8-K dated June 30, 2006, File No. 333-97427)

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.