Form 10-Q
period 2006-09-29
JOHNSONDIVERSEY INC
filed 2006-11-09
CIK 1175757

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2006

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

There is no public trading market for the registrant’s common stock. As of November 3, 2006, there were 24,422 outstanding shares of the registrant’s common stock, $1.00 par value.

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

FORWARD-LOOKING STATEMENTS

We make statements in this Form 10–Q that are not historical facts. These “forward-looking statements” can be identified by the use of terms such as “may,” “intend,” “might,” will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	our ability to execute our business strategies;

•	our ability to successfully complete our restructuring program, including the achievement of cost savings and potential disposition of assets;

•	changes in general economic and political conditions, interest rates and currency movements, including, in particular, exposure to foreign currency risks;

•	the vitality of the institutional and industrial cleaning and sanitation market;

•	restraints on pricing flexibility due to competitive conditions in the professional market;

•	the loss or insolvency of a significant supplier or customer;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets and system of internal control;

•	changes in energy costs, the costs of raw materials and other operating expenses;

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	changes in tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	the loss of, or changes in, executive management or other key personnel;

•	natural and man made disasters, including acts of terrorism, hostilities or war that impact our markets;

•	conditions affecting the food and lodging industry, including health-related, political and weather-related; and

•	other factors listed from time to time in reports that we file with the Securities and Exchange Commission.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHNSONDIVERSEY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 29, 2006	December 30, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$163,196	$158,204
Accounts receivable, less allowance of $32,379 and $26,963, respectively	516,416	479,420
Accounts receivable – related parties	29,494	28,370
Inventories	276,060	254,425
Deferred income taxes	14,315	14,393
Other current assets	147,769	115,588
Current assets of discontinued operations	3,996	64,763

Total current assets	1,151,246	1,115,163
Property, plant and equipment, net	412,313	440,754
Capitalized software, net	68,432	90,996
Goodwill, net	1,175,926	1,126,347
Other intangibles, net	314,071	342,564
Long-term receivables – related parties	69,451	65,194
Other assets	72,141	81,537
Noncurrent assets of discontinued operations	14,307	46,338

Total assets	$3,277,887	$3,308,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$40,284	$43,419
Current portion of long-term debt	10,372	11,998
Accounts payable	326,288	321,111
Accounts payable – related parties	59,009	52,976
Accrued expenses	533,255	365,439
Current liabilities of discontinued operations	1,633	34,006

Total current liabilities	970,841	828,949
Pension and other post-retirement benefits	238,794	266,351
Long-term borrowings	1,045,711	1,350,845
Long-term payables – related parties	28,803	28,242
Deferred income taxes	43,762	43,123
Other liabilities	51,938	57,382
Noncurrent liabilities of discontinued operations	1,862	5,823

Total liabilities	2,381,711	2,580,715
Commitments and contingencies (Note 18)	—	—
Stockholders’ equity:
Common stock – $1.00 par value; 200,000 shares authorized; 24,422 shares issued and outstanding	24	24
Class A 8% cumulative preferred stock – $100.00 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Class B 8% cumulative preferred stock – $100.00 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Capital in excess of par value	743,026	742,790
Retained earnings (deficit)	11,079	(91,551)
Accumulated other comprehensive income	142,047	77,775
Notes receivable from officers	—	(860)

Total stockholders’ equity	896,176	728,178

Total liabilities and stockholders’ equity	$3,277,887	$3,308,893

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
	(unaudited)		(unaudited)
Net sales:
Net product and service sales	$717,408	$720,743	$2,122,546	$2,161,551
Sales agency fee income	22,063	22,107	65,677	73,920

	739,471	742,850	2,188,223	2,235,471
Cost of sales	426,514	421,215	1,263,442	1,269,949

Gross profit	312,957	321,635	924,781	965,522
Selling, general and administrative expenses	279,521	264,250	873,735	819,460
Research and development expenses	15,402	13,870	44,744	42,305
Restructuring expenses	30,792	4,299	108,476	12,406

Operating profit (loss)	(12,758)	39,216	(102,174)	91,351
Other (income) expense:
Interest expense	26,735	29,655	93,926	103,754
Interest income	(3,064)	(2,185)	(9,622)	(6,257)
Other expense, net	1,300	453	3,169	443

Income (loss) from continuing operations before income taxes and minority interests	(37,729)	11,293	(189,647)	(6,589)
Income tax (benefit) provision	(14,221)	9,710	(43,105)	11,339

Income (loss) from continuing operations before minority interests	(23,508)	1,583	(146,542)	(17,928)
Minority interests in net income (loss) of subsidiaries	20	13	25	(57)

Income (loss) from continuing operations	(23,528)	1,570	(146,567)	(17,871)
Income from discontinued operations, net of income taxes of $2,164, $3,784, $133,067 and $10,486 (Note 7 and 21)	7,413	6,855	249,248	23,595

Net income (loss)	$(16,115)	$8,425	$102,681	$5,724

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended
	September 29, 2006	September 30, 2005
	(unaudited)
Cash flows from operating activities:
Net income	$102,681	$5,724
Adjustments to reconcile net income to net cash provided by (used in) operating activities–
Depreciation and amortization	117,094	112,986
Amortization of intangibles	43,021	24,627
Amortization and write-off of debt issuance costs	4,695	17,493
Interest accrued on long-term receivables- related parties	(1,837)	(2,719)
Deferred income taxes	316	4,524
Gain on disposal of discontinued operations	(231,870)	(4,000)
(Gain) loss from divestitures	(1,342)	1,198
Loss on property disposals	819	2,724
Other	14,660	7,413
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses–
Accounts receivable securitization	(52,900)	10,100
Accounts receivable	(18,631)	(27,914)
Inventories	(23,021)	(30,294)
Other current assets	(9,859)	(18,106)
Other assets	3,311	7,624
Accounts payable and accrued expenses	12,874	37,692
Other liabilities	(22,651)	13,338

Net cash provided by (used in) operating activities	(62,640)	162,410
Cash flows from investing activities:
Capital expenditures	(57,119)	(50,713)
Expenditures for capitalized computer software	(5,875)	(13,853)
Proceeds from property disposals	13,530	2,879
Acquisitions of businesses	(10,551)	(4,222)
Proceeds from divestitures, net of transaction costs	461,645	23,200

Net cash provided by (used in) investing activities	401,630	(42,709)
Cash flows from financing activities:
Repayments of short-term borrowings	(4,439)	(62,730)
Repayments of long-term borrowings	(327,560)	(48,854)
Payment of debt issuance costs	—	(1,703)
Dividends paid	(49)	(5,235)

Net cash used in financing activities	(332,048)	(118,522)

Effect of exchange rate changes on cash and cash equivalents	(5,760)	(5,434)

Change in cash and cash equivalents	1,182	(4,255)
Beginning balance	162,014	28,044

Ending balance	$163,196	$23,789

Supplemental cash flows information
Cash paid during the year:
Interest	$73,107	$64,047
Income taxes	31,911	18,948

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2006

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial position of the Company as of September 29, 2006 and its results of operations for the three and nine month periods ended September 29, 2006 and cash flows for the nine month period ended September 29, 2006 have been included. The results of operations for the three and nine month periods ended September 29, 2006 are not necessarily indicative of the results to be expected for the full fiscal year. It is recommended that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 30, 2005.

The Company has accounted for the divestiture of the Polymer Business (see Note 7) as a discontinued operation, resulting in the reclassification of prior period amounts in the Company’s consolidated statements of operations and consolidated balance sheets.

Certain prior period amounts have been reclassified to conform with current period presentation. None of these reclassifications are considered material to the Company’s consolidated balance sheets, results of operations or cash flows.

Unless otherwise indicated, all monetary amounts, excluding share data, are stated in thousands.

3. New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R, which is effective for the Company beginning in fiscal year 2006, is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted the provisions of SFAS No. 123R using the modified prospective transition method and recorded additional compensation expense of $157 and $471 during the three month period and nine month period ended September 29, 2006, respectively.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to adopt FIN No. 48 beginning in fiscal year 2007 and is currently evaluating the impact that the adoption will have on its consolidated balance sheets, results of operations and cash flows.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2006

(unaudited)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning December 29, 2007. The Company is currently evaluating the impact of the provisions of FAS 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106, and 132 (R). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Under SFAS No. 158, the Company will recognize the funded status of its defined benefit postretirement plans and provide required disclosures as of December 28, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position will be effective in fiscal year 2008. If the Company had adopted SFAS No. 158 at December 30, 2005, it would have recorded an increase in pension and post-retirement benefit liabilities and a decrease in accumulated other comprehensive income of approximately $112,000. However, this impact could change materially as of December 28, 2007, due to changes in the discount rates used to measure plan obligations, the actual returns on plan assets, and other factors.

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

An agency fee is paid by Unilever to the Company in exchange for its sales agency services. An additional fee is payable by Unilever to the Company in the event that conditions for full or partial termination of the Sales Agency Agreement are met. The Company elected, and Unilever agreed, to partially terminate the Sales Agency Agreement in several territories resulting in payment by Unilever to the Company of additional fees. In association with the partial terminations, the Company recognized sales agency fee income of $915 and $270 during the three months ended September 29, 2006 and September 30, 2005, respectively; and $990 and $7,439 during the nine months ended September 29, 2006 and September 30, 2005, respectively.

5. Lease Accounting Adjustment

In the first quarter of 2005, the Company identified inconsistencies in its accounting treatment for equipment leased to a European-based customer. Further analysis concluded that such leases should primarily be accounted for as sales-type capital leases rather than as operating leases. The cumulative impact of the correction was recorded by the Company in the three months ended April 1, 2005. The Company concluded that the impact of the accounting error was not significant to its current year, prior year and prior quarter consolidated financial position, results of operations or cash flows and, as such, does not require restatement of prior year amounts. Below is a summary of the adjustment with increases to key measures in the consolidated statements of operations for the nine months ended September 30, 2005:

Net sales	$15,333
Gross profit	5,764
Operating profit	5,764
Net income	3,770

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2006

(unaudited)

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

In July 2006, the Company purchased an exclusive distribution license for certain cleaning technology used in a variety of business sectors for $4,150. The license is included as a component of other intangibles in the consolidated balance sheet and is being amortized over the expected useful life of the underlying technology.

7. Discontinued Operations-Polymer Business

On June 30, 2006, Johnson Polymer, LLC (“JP”) and JohnsonDiversey Holdings II B.V. (“Holdings II”), an indirectly owned subsidiary of the Company, completed the sale of substantially all of the assets of JP, certain of the equity interests in, or assets of certain JP subsidiaries and all of the equity interests owned by Holdings II in Johnson Polymer B.V. (collectively, the “Polymer Business”) to BASF Aktiengesellschaft (“BASF”) for approximately $470,000 plus an additional $8,119 in connection with the parties’ estimate of purchase price adjustments that will be based upon the closing net asset value of the Polymer Business. Further, BASF paid the Company $1,500 for the option to extend the tolling agreement (described below) by up to six months. In August 2006, the Company recorded an additional gain of $7,878 based on its preliminary assessment of closing net asset value. The Company and BASF are expected to finalize purchase price adjustments during the fourth quarter of 2006.

The Polymer Business develops, manufactures, and sells specialty polymers for use in the industrial print and packaging industry, industrial paint and coatings industry, and industrial plastics industry. The Polymer Business was a non-core asset of the Company and had been reported as a separate business segment. The sale resulted in a gain of approximately $356,034 ($231,746 after tax), net of related costs.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2006

(unaudited)

The following summarizes the carrying amount of assets and liabilities of the Polymer Business immediately preceding divestiture:

June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$3,837
Accounts receivable, less allowance of $616	63,317
Accounts receivable – related parties	738
Inventories	31,010
Deferred income taxes	71
Other current assets	5,084

Current assets of discontinued operations	$104,057

Non current assets:
Property, plant and equipment, net	$40,174
Goodwill, net	2,913
Other intangibles, net	245
Deferred income taxes	223
Other assets	3,712

Non current assets of discontinued operations	$47,267

LIABILITIES
Current liabilities:
Accounts payable	$25,217
Accounts payable – related parties	1,115
Accrued expenses	9,441

Current liabilities of discontinued operations	$35,773

Non current liabilities:
Pension and other post-retirement benefits	$435
Other liabilities	1,662

Non current liabilities of discontinued operations	$2,097

Net sales from discontinued operations for the three and nine months ended September 29, 2006 and September 30, 2005 were as follows:

	Three Months Ended			Nine Months Ended
	September 29, 2006		September 30, 2005	September 29, 2006	September 30, 2005
Net sales	$653	[1]	$91,543	$201,006	$275,016

[1]	Represents net sales related to the tolling agreement with BASF.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2006

(unaudited)

Income from discontinued operations for the three and nine months ended September 29, 2006 and September 30, 2005 were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Income from discontinued operations before taxes and gain from sale	$—	$9,942	$22,679	$27,900
Taxes on discontinued operations	—	(3,539)	(7,510)	(9,723)
Gain on sale of discontinued operations before taxes	7,878	—	356,034	—
Taxes on gain from sale of discontinued operations	(1,579)	—	(124,288)	—
Income from tolling operations	653	—	653	—
Taxes on income from tolling operations	(257)	—	(257)	—

Income from discontinued operations	$6,695	$6,403	$247,311	$18,177

The Asset and Equity Purchase Agreement between JP, Holdings II and BASF refers to ancillary agreements governing certain relationships between the parties, including a Supply Agreement and Tolling Agreement, each of which is not considered material to the Company’s consolidated financial results.

Supply Agreement

A ten-year global agreement providing for the supply of polymer products to the Company by BASF. Unless either party provides notice of its intent not to renew at least three years prior to the expiration of the ten-year term, the term of the agreement will extend for an additional five years. The agreement requires that the Company purchase a specified percentage of related product from BASF during the term of agreement. Subject to certain adjustments, the Company has a minimum volume commitment during each of the first five years of the agreement.

The Polymer Business sold polymer product to the Company for $7,003 and $22,665 during the six months ended June 30, 2006 and twelve months ended December 30, 2005, respectively.

Tolling Agreement

A three-year agreement providing for the toll manufacture of polymer products by the Company, at its manufacturing facility in Sturtevant, Wisconsin, for BASF. The agreement may be extended six months by either party. The agreement specifies product pricing and provides BASF the right to purchase certain equipment retained by the Company.

In association with the Tolling Agreement, the Company agreed to pay $11,400 in compensation to S.C. Johnson and Son, Inc. (“SCJ”), a related party, primarily related to pre-payments and the right to extend terms on the lease agreement at the Sturtevant, Wisconsin manufacturing location. The Company is amortizing $9,200 of the payment into the results of the tolling operation over the term of the Tolling Agreement.

The Company considered its continuing involvement with the Polymer Business, including the Supply Agreement and Tolling Agreement, concluding that neither the related cash inflows nor cash outflows were direct, due to the relative insignificance of the continuing operations to the disposed business.

On May 1, 2006, in association with the divestiture of the Polymer Business, Commercial Markets Holdco, Inc. (“Holdco”), which is the parent of the Company’s direct parent, JohnsonDiversey Holdings, Inc. (“Holdings”), Marga B.V., a subsidiary of Unilever, and Holdings amended and restated the Stockholders’ Agreement dated as of May 3, 2002 among the parties (as amended and restated, the “Stockholders’ Agreement”). Holdco and Marga B.V. own 66 2/3% and 33 1/3%, respectively, of the outstanding shares of Holdings. Holdings owns 100% of the outstanding shares of the Company except for one share owned by SCJ. The amendment and restatement of the Stockholders’ Agreement included restatement of provisions relating to, among other things, share transfer restrictions, corporate governance, put and call options and rights of first offer and refusal and various other rights and obligations of the parties. In addition, the amendment and restatement adjusted the buyout formula relating to Marga B.V.’s shares in Holdings to require an incremental payment of $30,000, plus interest (payable from put execution date) at the time of Marga B.V.’s exit. The Stockholders’ Agreement also provides for the issuance of options to Marga B.V. for the purchase of Holdings shares at exit, which, following exercise, will result in the incremental payment to Marga B.V., by Holdco, of up to $40,000, plus interest.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2006

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

In July 2006, the Receivables Facility was amended to allow one of the conduit purchasers to exit the program, to allow the repurchase of the receivables of JohnsonDiversey SpA (Italy), and to reduce the total potential for securitization of trade receivables from $150,000 to $75,000.

As of September 29, 2006 and December 30, 2005, the Conduits held $58,400 and $111,300, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheets.

As of September 29, 2006 and December 30, 2005, the Company had a retained interest of $81,467 and $149,197, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value.

10. Indebtedness and Credit Arrangements

In June 2006 the Company repaid $420,000 of its obligations under its term loan B facility with a majority of the $470,000 proceeds received from the divestiture of the Polymer Business (see Note 7). The aggregate principal amount of the facility at September 29, 2006 was $351,125.

11. Income Taxes

The Company reported an effective income tax rate of 22.7% on pre-tax loss from continuing operations for the nine month period ended September 29, 2006. The relatively low effective income tax rate on the pre-tax loss means that the Company was not able to claim full income tax benefit for the loss recognized in the nine month period, due largely to increased valuation allowances against tax loss carryforwards from international operations and increased valuation allowance against U.S. net deferred tax assets. The increase in the valuation allowance associated with the U.S. net deferred tax assets results from temporary differences.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2006

(unaudited)

The Company reported an effective income tax rate of 37.7% on pre-tax loss from continuing operations for the three month period ended September 29, 2006. The high effective income tax rate on pre-tax loss is favorable, and is primarily the result of the Company claiming income tax benefit for a portion of year-to-date pre-tax losses to offset the gain on the sale of the Polymer business. The income tax benefit for the three month period ended September 29, 2006 was partially offset by increased valuation allowances against tax loss carryforwards from international operations and increased valuation allowance against U.S. net deferred tax assets.

The existence of current period U.S. pre-tax losses from continuing operations, U.S. tax loss and tax credit carryforwards, and income from discontinued operations that is largely attributable to the U.S. will result in unique income tax results during the fiscal year ending December 29, 2006. A U.S. tax loss from continuing operations is projected for each quarter throughout 2006, while the U.S. income from discontinued operations will be reported in the nine months ended September 29, 2006. Under applicable tax accounting guidance, income tax benefit is claimed in continuing operations to the extent that current year U.S. tax losses and U.S. tax credits are used to offset the U.S. income from discontinued operations. However, the income tax benefit from continuing operations for the period ended September 29, 2006 is limited to the U.S. tax loss actually incurred, and the U.S. tax credits actually generated, through September 29, 2006.

The Company reported an effective income tax rate of 34.8% on pre-tax income from discontinued operations for the nine months ended September 29, 2006. The effective income tax rate was increased by local income taxes and a large permanent difference attributable to an excess of tax gain over book gain on sale of the Polymer business and decreased by a reduction in valuation allowance against U.S. tax losses and U.S. tax credits.

In accordance with the tax sharing agreement executed by the Company, the income tax provision for the Company has been calculated as if the entities included in the Company’s consolidated financial statements file an income tax return separately from their parent holding company, Holdings. The Company has recorded accrued income taxes at September 29, 2006, of which $26,599 represents a payable to Holdings under the tax sharing agreement.

12. Inventories

The components of inventories are summarized as follows:

	September 29, 2006	December 30, 2005
Raw materials and containers	$61,621	$57,295
Finished goods	214,439	197,130

Total inventories	$276,060	$254,425

Inventories are stated in the consolidated balance sheets net of allowance for excess and obsolete inventory of $31,901 and $25,216 on September 29, 2006 and December 30, 2005, respectively.

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

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2006

(unaudited)

In connection with the November 2005 Plan, the Company recognized liabilities of $30,451 and $107,608 for the involuntary termination of 342 and 1,611 employees, and an additional $341 and $868 for other restructuring costs, during the three and nine months ended September 29, 2006, respectively.

The activities associated with the November 2005 Plan for nine months ended September 29, 2006 were as follows:

	Employee- Related
		Other	Total
Liability balances as of December 30, 2005	$2,300	$47	$2,347
Liability recorded as restructuring expense	42,337	493	42,830
Cash paid [1]	(2,816)	(134)	(2,950)

Liability balances as of March 31, 2006	$41,821	$406	$42,227
Liability recorded as restructuring expense	34,820	34	34,854
Cash paid [1]	(15,643)	(233)	(15,876)

Liability balances as of June 30, 2006	$60,998	$207	$61,205
Liability recorded as restructuring expense	30,451	341	30,792
Cash paid [1]	(17,827)	(138)	(17,965)

Liability balances as of September 29, 2006	$73,622	$410	$74,032

[1]	Cash paid includes the effects of foreign exchange.

In addition, and in connection with the November 2005 Plan, the Company recorded additional selling, general, and administrative costs of approximately $29,232 and $106,379, of which $1,028 and $26,926 related to tangible asset impairment, $5,139 and $25,702 related to intangible asset impairment, and $23,065 and $53,751 related to period costs associated with restructuring activities during the three and nine months ended September 29, 2006, respectively.

Exit and Acquisition-Related Restructuring Programs

In connection with the acquisition of the DiverseyLever business, the Company recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. The Company paid cash of $421 and $2,510 representing contractual obligations associated with involuntary terminations and lease payments on closed facilities during the three and nine months ended September 29, 2006. In addition, the Company reversed $209 of reserves in association with the revised assumptions, resulting in remaining restructuring reserves of $2,970 as of September 29, 2006.

14. Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of operations are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Foreign currency translation (gain) loss	$(1,824)	$(2,991)	$(10,454)	$20,464
Forward contracts (gain) loss	3,236	3,647	13,613	(19,736)
Other, net	(112)	(203)	10	(285)

	$1,300	$453	$3,169	$443

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2006

(unaudited)

15. Defined Benefit Plans and Other Post-Employment Benefit Plans

The components of net periodic benefit costs for the Company’s defined benefit pension plans and other post-employment benefit plans for the three and nine months ended September 29, 2006 and September 30, 2005 are as follows:

	Defined Pension Benefits
	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Service cost	$7,667	$8,091	$24,555	$24,359
Interest cost	8,707	8,459	26,802	25,378
Expected return on plan assets	(8,736)	(7,858)	(27,070)	(23,573)
Amortization of net loss	1,763	2,157	5,911	6,472
Amortization of transition obligation	60	63	180	188
Amortization of prior service credit	(167)	(71)	(489)	(212)
Curtailments and settlements	—	(2,054)	(2,628)	(2,440)
Special termination benefits	—	183	—	183

Net periodic pension cost	$9,294	$8,970	$27,261	$30,355

	Other Post-Employment Benefits
	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Service cost	$538	$839	$1,958	$2,516
Interest cost	1,309	1,224	3,945	3,673
Amortization of net loss	205	188	848	563
Amortization of transition obligation	—	72	—	215
Amortization of prior service cost	(47)	12	(140)	37
Curtailments and settlements	—	—	(492)	—

Net periodic benefit cost	$2,005	$2,335	$6,119	$7,004

The Company made contributions to its defined benefit pension plans of $18,013 and $13,478 during the three months ended September 29, 2006 and September 30, 2005, respectively; and $40,848 and $28,634 during the nine months ended September 29, 2006 and September 30, 2005, respectively.

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

September 29, 2006

(unaudited)

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

In June 2006, in association with the divestiture of the Polymer Business, the Company curtailed defined benefits and retiree welfare benefits to former North American Polymer employees, resulting in curtailment losses of $778 and $4,068, respectively, during the three months ended June 30, 2006. The losses are included as a component of discontinued operations in the consolidated statement of operations. Further, and in conjunction with divestiture of the Polymer Business, the Company remeasured its defined benefit plan obligations in North America and the Netherlands resulting in a $25,118 reduction of additional minimum pension liabilities, primarily as a result of an increase in discount rate assumptions.

16. Stock-Based Compensation

The Company has a long-term incentive plan (the “Plan”) that provides for the right to purchase stock of Commercial Markets Holdco, Inc. (“Holdco”), the parent of the Company’s direct parent, JohnsonDiversey Holdings, Inc. (“Holdings”), for certain members of senior management of the Company.

In December 2005, the Company and Holdco approved the cancellation of the Plan. In connection with this decision, Holdco commenced an offer to purchase all of its outstanding unrestricted class C common stock and options to purchase its class C common stock and class B common stock. Pursuant to the offer, holders of Holdco’s class C common stock who tendered shares in the offer received $139.25 in cash, without interest, for each share of class C common stock tendered. Holders of options received a cash payment as follows: (a) for options with an exercise price less than $139.25 per share, an amount equal to the difference between $139.25 and the exercise price for each share of class C common stock issuable upon exercise of the options and (b) for options with an exercise price equal to or greater than $139.25 per share, $8.00 for each share of class C common stock issuable upon exercise of the options. Holders of class B common stock received $83.30 for each share of class B common stock tendered. Those participants who chose not to accept the tender offer will continue to participate under existing Plan terms; however, the Company will not grant further awards under the Plan.

The Company recorded compensation expense of $137 and $240 related to restricted stock during the three months ended September 29, 2006 and September 30, 2005; and $225 and $761 related to restricted stock during the nine months ended September 29, 2006 and September 30, 2005, respectively.

Prior to January 1, 2006, the Company accounted for stock compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost was recognized for stock option awards in the Consolidated Statements of Operations for the periods prior to January 1, 2006 as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The pro forma impact of compensation expense if the Company had used the fair-value method of accounting to measure compensation expense would have decreased net income by approximately $4,403 for the three months ended September 30, 2005 and $13,562 for the nine months ended September 30, 2005.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2006

(unaudited)

17. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine month periods ended September 29, 2006 and September 30, 2005 was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Net income (loss)	$(16,115)	$8,425	$102,681	$5,724
Foreign currency translation adjustments	6,660	6,669	40,459	(78,732)
Adjustments to minimum pension liability, net of tax	—	(158)	22,939	(3,167)
Unrealized gains (losses) on derivatives, net of tax	(548)	1,294	874	10,279

Total comprehensive income (loss)	$(10,003)	$16,230	$166,953	$(65,896)

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

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2006

(unaudited)

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

September 29, 2006

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

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2006

(unaudited)

19. Segment Information

Business segment information is summarized as follows:

	Three Months Ended September 29, 2006
	Professional	Polymer Discontinued	Eliminations/ Other	Total Company
Net sales	$739,471	$653	$—	$740,124
Operating profit (loss)	(12,758)	653	—	(12,105)
Depreciation and amortization	37,887	441	—	38,328
Interest expense	26,735	—	—	26,735
Interest income	3,064	—	—	3,064
Total assets	3,259,584	18,303	—	3,277,887
Goodwill, net	1,175,926	—	—	1,175,926
Capital expenditures, including capitalized computer software	22,719	296	—	23,015

	Three Months Ended September 30, 2005
	Professional	Polymer Discontinued	Eliminations/ Other	Total Company
Net sales	$742,850	$91,543	$(5,386)	$829,007
Operating profit	39,216	10,053	—	49,269
Depreciation and amortization	39,835	2,420	—	42,255
Interest expense	30,551	106	(896)	29,761
Interest income	2,185	914	(896)	2,203
Total assets	3,300,897	226,657	(169,968)	3,357,586
Goodwill, net	1,154,799	2,054	—	1,156,853
Capital expenditures, including capitalized computer software	21,242	1,643	—	22,885

	Nine Months Ended September 29, 2006
	Professional	Polymer Discontinued	Eliminations/ Other	Total Company
Net sales	$2,188,223	$201,006	$(11,968)	$2,377,261
Operating profit (loss)	(102,174)	370,524	—	268,350
Depreciation and amortization	156,959	3,156	—	160,115
Interest expense	93,926	398	(2,978)	91,346
Interest income	9,622	3,049	(2,978)	9,693
Total assets	3,259,584	18,303	—	3,277,887
Goodwill, net	1,175,926	—	—	1,175,926
Capital expenditures, including capitalized computer software	61,287	1,707	—	62,994

	Nine Months Ended September 30, 2005
	Professional	Polymer Discontinued	Eliminations/ Other	Total Company
Net sales	$2,235,471	$275,016	$(17,307)	$2,493,180
Operating profit	91,351	28,443	—	119,794
Depreciation and amortization	130,178	7,435	—	137,613
Interest expense	105,981	438	(2,227)	104,192
Interest income	6,256	2,286	(2,227)	6,315
Total assets	3,300,897	226,657	(169,698)	3,357,856
Goodwill, net	1,154,799	2,054	—	1,156,853
Capital expenditures, including capitalized computer software	61,064	3,502	—	64,566

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2006

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

Consolidating condensed statements of operations for the three months ended September 29, 2006:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$165,436	$20,776	$556,256	$(25,060)	$717,408
Sales agency fee income	1,057	1	21,005	—	22,063

	166,493	20,777	577,261	(25,060)	739,471
Cost of sales	101,491	11,444	338,703	(25,124)	426,514

Gross profit	65,002	9,333	238,558	64	312,957
Selling, general and administrative expenses	85,642	8,762	185,117	—	279,521
Research and development expenses	8,342	—	7,060	—	15,402
Restructuring expense	172	—	30,620	—	30,792

Operating profit (loss)	(29,154)	571	15,761	64	(12,758)

Other expense (income):
Interest expense	32,254	71	18,650	(24,240)	26,735
Interest income	(10,881)	(14,649)	(1,774)	24,240	(3,064)
Other (income) expense, net	(15,569)	(7,983)	(27,328)	52,180	1,300

Income (loss) before taxes	(34,958)	23,132	26,213	(52,116)	(37,729)
Income tax (benefit) provision	(18,447)	4,665	(439)	—	(14,221)

Income (loss) before minority interests	(16,511)	18,467	26,652	(52,116)	(23,508)
Minority interests in net income of subsidiaries	—	—	20	—	20

Income (loss) from continuing operations	(16,511)	18,467	26,632	(52,116)	(23,528)
Income from discontinued operations, net of income taxes	396	4,454	2,563	—	7,413

Net income (loss)	$(16,115)	$22,921	$29,195	$(52,116)	$(16,115)

Consolidating condensed statements of operations for the three months ended September 30, 2005:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$210,046	$3,404	$537,683	$(30,390)	$720,743
Sales agency fee income	1,004	6	21,097	—	22,107

	211,050	3,410	558,780	(30,390)	742,850
Cost of sales	129,068	557	322,018	(30,428)	421,215

Gross profit	81,982	2,853	236,762	38	321,635
Selling, general and administrative expenses	100,031	49	164,171	(1)	264,250
Research and development expenses	8,739	—	5,131	—	13,870
Restructuring expense	1,267	—	3,032	—	4,299

Operating profit (loss)	(28,055)	2,804	64,428	39	39,216

Other expense (income):
Interest expense	34,223	203	21,389	(26,160)	29,655
Interest income	(10,109)	(16,807)	(1,429)	26,160	(2,185)
Other (income) expense, net	(48,317)	3,969	918	43,883	453

Income (loss) before taxes	(3,852)	15,439	43,550	(43,844)	11,293
Income tax (benefit) provision	(12,277)	2,899	19,088	—	9,710

Income (loss) before minority interests	8,425	12,540	24,462	(43,844)	1,583
Minority interests in net income of subsidiaries	—	—	13	—	13

Income (loss) from continuing operations	8,425	12,540	24,449	(43,844)	1,570
Income from discontinued operations, net of income taxes	—	3,279	3,576	—	6,855

Net income (loss)	$8,425	$15,819	$28,025	$(43,844)	$8,425

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2006

(unaudited)

Consolidating condensed statements of operations for the Nine months ended September 29, 2006:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$515,717	$68,347	$1,625,693	$(87,211)	$2,122,546
Sales agency fee income	3,187	8	62,482	—	65,677

	518,904	68,355	1,688,175	(87,211)	2,188,223
Cost of sales	321,190	42,283	987,801	(87,832)	1,263,442

Gross profit	197,714	26,072	700,374	621	924,781
Selling, general and administrative expenses	307,786	11,019	554,930	—	873,735
Research and development expenses	23,765	—	20,979	—	44,744
Restructuring expense	38,813	—	69,663	—	108,476

Operating profit (loss)	(172,650)	15,053	54,802	621	(102,174)

Other expense (income):
Interest expense	112,960	204	56,404	(75,642)	93,926
Interest income	(31,862)	(47,320)	(6,082)	75,642	(9,622)
Other (income) expense, net	(289,071)	(8,017)	(41,935)	342,192	3,169

Income (loss) before taxes	35,323	70,186	46,415	(341,571)	(189,647)
Income tax (benefit) provision	(66,962)	14,866	8,991	—	(43,105)

Income (loss) before minority interests	102,285	55,320	37,424	(341,571)	(146,542)
Minority interests in net income (loss) of subsidiaries	—	—	25	—	25

Income (loss) from continuing operations	102,285	55,320	37,399	(341,571)	(146,567)
Income from discontinued operations, net of income taxes	396	169,418	79,434	—	249,248

Net income (loss)	$102,681	$224,738	$116,833	$(341,571)	$102,681

Consolidating condensed statements of operations for the Nine months ended September 30, 2005:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$533,425	$70,755	$1,650,912	$(93,541)	$2,161,551
Sales agency fee income	3,268	32	70,620	—	73,920

	536,693	70,787	1,721,532	(93,541)	2,235,471
Cost of sales	318,724	47,137	997,150	(93,062)	1,269,949

Gross profit	217,969	23,650	724,382	(479)	965,522
Selling, general and administrative expenses	267,109	10,635	541,716	—	819,460
Research and development expenses	25,985	—	16,320	—	42,305
Restructuring expense	5,822	—	6,584	—	12,406

Operating profit (loss)	(80,947)	13,015	159,762	(479)	91,351

Other expense (income):
Interest expense	94,485	387	83,542	(74,660)	103,754
Interest income	(28,780)	(47,435)	(4,702)	74,660	(6,257)
Other (income) expense, net	(113,591)	414	(4,049)	117,669	443

Income (loss) before taxes	(33,061)	59,649	84,971	(118,148)	(6,589)
Income tax (benefit) provision	(38,785)	10,064	40,060	—	11,339

Income (loss) before minority interests	5,724	49,585	44,911	(118,148)	(17,928)
Minority interests in net income (loss) of subsidiaries	—	—	(57)	—	(57)

Income (loss) from continuing operations	5,724	49,585	44,968	(118,148)	(17,871)
Income from discontinued operations, net of income taxes	—	14,615	8,980	—	23,595

Net income (loss)	$5,724	$64,200	$53,948	$(118,148)	$5,724

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2006

(unaudited)

Condensed consolidating balance sheet at September 29, 2006:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$91,071	$860	$71,265	$—	$163,196
Accounts receivable	7,426	3,554	534,930	—	545,910
Intercompany receivables	—	705,455	—	(705,455)	—
Inventories	52,711	8,559	214,893	(103)	276,060
Other current assets	11,361	12,208	138,691	(176)	162,084
Current assets of discontinued operations	3,996	—	—	—	3,996

Total current assets	166,565	730,636	959,779	(705,734)	1,151,246
Property, plant and equipment, net	97,395	1,935	319,146	(6,163)	412,313
Capitalized software, net	60,842	673	6,917	—	68,432
Goodwill and other intangibles, net	154,077	148,002	1,177,631	10,287	1,489,997
Deferred income taxes	—	—	—	—	—
Intercompany advances	468,614	391,762	26,014	(886,390)	—
Other assets	103,836	829	37,289	(362)	141,592
Investments in subsidiaries	1,741,378	32,536	—	(1,773,914)	—
Noncurrent assets of discontinued operations	14,307	—	—	—	14,307

Total assets	$2,807,014	$1,306,373	$2,526,776	$(3,362,276)	$3,277,887

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$—	$—	$40,284	$—	$40,284
Current portion of long-term debt	8,250	—	2,122	—	10,372
Accounts payable	74,968	2,260	308,069	—	385,297
Intercompany payables	567,004	—	139,071	(706,075)	—
Accrued expenses	91,185	152,904	283,152	6,014	533,255
Current liabilities of discontinued operations	1,633	—	—	—	1,633

Total current liabilities	743,040	155,164	772,698	(700,061)	970,841
Intercompany note payable	37,213	171,487	677,690	(886,390)	—
Long-term borrowings	1,028,738	—	16,973	—	1,045,711
Other liabilities	99,985	43,388	219,962	(38)	363,297
Noncurrent liabilities of discontinued operations	1,862	—	—	—	1,862

Total liabilities	1,910,838	370,039	1,687,323	(1,586,489)	2,381,711
Stockholders’ equity	896,176	936,334	839,453	(1,775,787)	896,176

Total liabilities and equity	$2,807,014	$1,306,373	$2,526,776	$(3,362,276)	$3,277,887

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2006

(unaudited)

Condensed consolidating balance sheet at December 30, 2005:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$105,614	$325	$52,265	$—	$158,204
Accounts receivable	12,524	2,916	492,350	—	507,790
Intercompany receivables	261,634	433,866	—	(695,500)	—
Inventories	61,318	8,236	185,015	(144)	254,425
Other current assets	13,224	4,649	112,108	—	129,981
Current assets of discontinued operations	—	15,026	49,737	—	64,763

Total current assets	454,314	465,018	891,475	(695,644)	1,115,163
Property, plant and equipment, net	119,920	10,590	316,987	(6,743)	440,754
Capitalized software, net	81,570	1,115	8,311	—	90,996
Goodwill and other intangibles, net	182,264	148,014	1,130,919	7,714	1,468,911
Intercompany advances	414,956	390,669	—	(805,625)	—
Other assets	107,543	1,148	38,336	(296)	146,731
Investments in subsidiaries	1,542,879	64,079	—	(1,606,958)	—
Noncurrent assets of discontinued operations	—	17,486	28,852	—	46,338

Total assets	$2,903,446	$1,098,119	$2,414,880	$(3,107,552)	$3,308,893

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$—	$39	$43,380	$—	$43,419
Current portion of long-term debt	7,750	—	4,248	—	11,998
Accounts payable	77,138	2,394	294,555	—	374,087
Intercompany payables	510,304	7,423	177,769	(695,496)	—
Accrued expenses	122,319	20,377	223,760	(1,017)	365,439
Current liabilities of discontinued operations	—	11,020	22,986	—	34,006

Total current liabilities	717,511	41,253	766,698	(696,513)	828,949
Intercompany note payable	—	171,487	634,138	(805,625)	—
Long-term borrowings	1,333,853	—	16,992	—	1,350,845
Other liabilities	123,904	41,253	228,660	1,281	395,098
Noncurrent liabilities of discontinued operations	—	254	5,569	—	5,823

Total liabilities	2,175,268	254,247	1,652,057	(1,500,857)	2,580,715
Stockholders’ equity	728,178	843,872	762,823	(1,606,695)	728,178

Total liabilities and equity	$2,903,446	$1,098,119	$2,414,880	$(3,107,552)	$3,308,893

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2006

(unaudited)

Condensed consolidating statement of cash flows for the nine months ended September 29, 2006:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$293,928	$(230,453)	$34,317	$(160,432)	$(62,640)
Cash flows from investing activities:
Capital expenditures, net	(21,086)	9,053	(37,431)	—	(49,464)
Acquisitions of businesses	21,902	32,921	(3,810)	(61,564)	(10,551)
Proceeds from divestitures	769	360,670	100,206	—	461,645

Net cash provided by (used in) investing activities	1,585	402,644	58,965	(61,564)	401,630

Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	(19,862)	(39)	(46,786)	62,248	(4,439)
Proceeds from (repayments of) long-term borrowings	(129,374)	—	39,864	(238,050)	(327,560)
Proceeds from (repayments of) additional paid in capital	(178,764)	(44,734)	(14,744)	238,242	—
Payment of debt issuance costs	—	—	—	—	—
Dividends paid	—	(112,106)	(47,499)	159,556	(49)

Net cash provided by (used in) financing activities	(328,000)	(156,879)	(69,165)	221,996	(332,048)

Effect of exchange rate changes on cash and cash equivalents	17,943	(15,689)	(8,014)	—	(5,760)

Change in cash and cash equivalents	(14,544)	(377)	16,103	—	1,182
Beginning balance	105,614	1,238	55,162	—	162,014

Ending balance	$91,070	$861	$71,265	$—	$163,196

Condensed consolidating statement of cash flows for the nine months ended September 30, 2005:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(103,024)	$100,439	$159,852	$5,143	$162,410
Cash flows from investing activities:
Capital expenditures, net	(24,723)	(2,093)	(34,871)	—	(61,687)
Acquisitions of businesses	23,553	19,582	(16,704)	(30,653)	(4,222)
Proceeds from divestitures	985	4,000	18,215	—	23,200

Net cash provided by (used in) investing activities	(185)	21,489	(33,360)	(30,653)	(42,709)

Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	(7,166)	(3,000)	136,216	(188,780)	(62,730)
Proceeds from (repayments of) long-term borrowings	196,322	3,000	(325,013)	76,837	(48,854)
Proceeds from (repayments of) additional paid in capital	(48,820)	(35,932)	11,223	73,529	—
Payment of debt issuance costs	(1,466)	—	(237)	—	(1,703)
Dividends paid	(5,238)	(40,563)	(23,358)	63,924	(5,235)

Net cash provided by (used in) financing activities	133,632	(76,495)	(201,169)	25,510	(118,522)

Effect of exchange rate changes on cash and cash equivalents	(28,978)	(45,043)	68,587		(5,434)

Change in cash and cash equivalents	1,445	390	(6,090)	—	(4,255)
Beginning balance	991	465	26,588		28,044

Ending balance	$2,436	$855	$20,498	$—	$23,789

21. Subsequent Events

Discontinued Operations – Chemical Methods Associates

On September 30, 2006, in connection with its November 2005 Restructuring Program, the Company sold its equity interest in Chemical Methods Associates (“CMA”) to Ali SpA, an Italian based manufacturer of equipment for the food service industry, for $17,000. The purchase price is subject to various post-closing adjustments, principally with regard to changes in working capital. As of the divestiture date, CMA net assets totaled approximately $5,900.

Effective with the third quarter of 2006, CMA, which was included in the Company’s Professional Business segment, has been classified as a discontinued operation and, as such, the Company has made the required changes to the consolidated statement of operations for the three and nine month periods ended September 29, 2006 and restated the prior periods. Due to the immaterial impact of the divestiture on the consolidated balance sheet and consolidated statement of cash flows, no adjustments or restatements for discontinued operations have been made for the periods presented.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2006

(unaudited)

Net sales from discontinued operations for three and nine month periods ended September 29, 2006 and September 30, 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Net sales	$5,683	$4,525	$16,905	$14,266

Income from discontinued operations for the three and nine month periods ended September 29, 2006 and September 30, 2005 is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Income from discontinued operations before taxes and gain from sale	$1,046	$697	$2,825	$2,181
Taxes on discontinued operations	(328)	(245)	(1,012)	(763)

Income from discontinued operations	$718	$452	$1,813	$1,418

Divestiture – Auto-Chlor Branch Operation

On October 11, 2006, in conjunction with its November 2005 Restructuring Program, the Company signed an agreement to divest of its Auto-Chlor branch operation in the southern United States, a business that markets and sells low-energy dishwashing systems, kitchen chemicals, laundry and housekeeping products and services to foodservice, lodging, healthcare, and institutional customers, for $9,000. The purchase price is subject to various post-closing adjustments. The Company expects to close the transaction during the quarter ending December 29, 2006.

On September 28, 2006, the Company determined that its investment in the divested business met held for sale criteria under SFAS No. 144. In conjunction with its assessment, the Company recorded an impairment charge of $5,139 on certain amortizable intangible assets. The charge is included within restructuring expenses in the consolidated statement of operations (see Note 13). The divested assets and liabilities of the business are not considered material to the Company, and are included in the Company’s Professional Business segment.

Japanese Merger

On November 1, 2006, three wholly-owned Japanese subsidiaries of the Company, JohnsonDiversey Co., Ltd., Johnson Professional Co., Ltd. and TeepolDiversey Co., Ltd., were merged to form one legal entity. As a result of the legal entity merger, and based on projections of future income of the merged Japanese entity, the Company has determined that existing tax loss carryforwards of TeepolDiversey Co., Ltd. are expected to be fully utilized within the statutory tax loss carryforward period. The Company expects to reverse a valuation allowance against deferred tax assets of $10,200 related to the TeepolDiversey Co., Ltd. tax loss carryforwards during the fourth quarter ending December 29, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Except where noted, the management discussion and analysis below reflect the results of continuing operations excluding the divestiture of the Polymer Business (as defined below) and the CMA business, as discussed in Notes 7 and 21, respectively, to the Consolidated Financial Statements.

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

In the three and nine months ended September 29, 2006, net sales decreased by $3.4 million and $47.2 million respectively, from the same periods in the prior year. As indicated in the following table, excluding the impact of foreign currency exchange rates and acquisitions and divestitures, our net sales were relatively flat for the three months and nine months ended September 29, 2006, compared to the same periods in the prior year.

	Three Months Ended		Change	Nine Months Ended		Change
(dollars in thousands)	September 29, 2006	September 30, 2005		September 29, 2006	September 30, 2005
Net sales	$739,471	$742,850	-0.5%	$2,188,223	$2,235,471	-2.1%
Variance due to:
Foreign currency exchange	—	10,129		—	(25,317)
Acquisitions and divestitures	—	(11,473)		—	(34,047)

	—	(1,344)		—	(59,364)

	$739,471	$741,506	-0.3%	$2,188,223	$2,176,107	0.6%

Net sales in the three months ended September 29, 2006 was impacted by our decision to withdraw from a majority of the service-oriented laundry and ware washing business in the United States, which we announced in March 2006. Excluding the laundry and ware washing business in the United States; partial termination fees related to our Master Sales Agency Agreement with Unilever, which increased sales in the nine months ended September 30, 2005 by $6.7 million; and the impact of a correction in the accounting treatment for certain equipment leases, which increased net sales by $15.3 million in the nine months ended September 30, 2005, the equivalent growth rates were 2.8% and 3.6% for the third quarter and first nine months of 2006, respectively. Our core business in North America continues to perform well and outside the United States we continue to show net sales growth, primarily due to price increases taking hold in all business sectors and global geographic areas and the expansion of developing markets in Asia Pacific, Latin America, Central and Eastern Europe, Africa and the Middle East.

Our gross profit percentage declined 80 basis points for the third quarter of 2006 compared to the second quarter of 2006, primarily due to mix effect, but has improved over the fourth quarter of fiscal year 2005 and the first semester of fiscal year 2006 primarily due to the aforementioned price increases taking hold. Our gross profit percentage declined 100 basis points compared to the third quarter of 2005, as pricing actions taken in 2005 and in the first half of 2006 have not yet fully recovered the unprecedented increases in key raw material costs and transportation costs. Our gross profit percentages for the five most recent fiscal quarters are set forth below:

Three Months Ended
September 29, 2006	June 30, 2006	March 31, 2006	December 30, 2005	September 30, 2005
42.3%	43.1%	41.1%	40.8%	43.3%

In November 2005, in response to the structural changes in the raw material markets that have given rise to the significant increases in our input costs, we announced a program (“November 2005 Plan”) to implement an operational restructuring of our Company. The program also considers the potential divestiture of, or exit from, certain non-core or underperforming businesses.

In March 2006, as part of our November 2005 Plan, we announced our intention to withdraw from a majority of the underperforming, service-oriented laundry and ware washing business in the United States. As a result of this decision, the Company severed approximately 500 employees in the nine months of 2006. In connection with this decision, we also announced the closure of our manufacturing facilities in East Stroudsburg, Pennsylvania and Cambridge, Maryland.

On June 30, 2006, as part of our November 2005 Plan, we completed the sale of our non-core business that was engaged in developing, manufacturing, and selling specialty polymers for use in the industrial print and packaging industry, industrial paint and coatings industry, and industrial plastics industry (the Polymer Business), to BASF Aktiengesellschaft (“BASF”) for approximately $470.0 million plus approximately $8.1 million in connection with the parties’ estimate of the expected purchase price adjustments. Further, BASF paid the Company $1.5 million for the option to extend the tolling agreement (described below) by up to six months. In August 2006, the Company recorded an additional $7.9 million of purchase price based on its preliminary assessment of the closing net asset value. Proceeds of $420.0 million were used to pay down debt in the quarter ended June 30, 2006.

On September 30, 2006, and as a part of our November 2005 Plan, we completed the sale of our Chemical Methods Associates subsidiary (“CMA”), a manufacturer of dish machines for use in the food service industry, to Ali SpA, an Italian based manufacturer of equipment for the food service industry for $17.0 million.

Furthermore, during the third quarter of 2006 we continued the operational restructuring of our Company in accordance with the November 2005 Plan. A number of key elements of this restructuring program were announced in the quarter, among them and of significance were:

•	the announcement of our intention to proceed with the outsourcing of our IT support work in Europe, which followed our earlier announcement related to IT support work outside Europe;

•	the announcement of our intention to proceed with the outsourcing of financial services in Western Europe;

•	the announcement of our intention to close the JohnsonDiversey powder factory located in Bobigny, near Paris, France; and

•	the announcement of our intention to close the Polinya factory in Barcelona and the reorganization of the Valdemoro factory in Madrid to improve capacity utilization of our manufacturing assets in Spain.

In connection with the aforementioned and other activities under the November 2005 Plan, we recorded charges of approximately $30.5 million and $107.6 million for severance costs in the quarter and nine months ended September 29, 2006, respectively, and approximately $0.3 million and $0.9 million for non-employee related costs in the quarter and nine months ended September 29, 2006, respectively. In addition, the Company recorded additional selling, general and administrative costs of approximately $29.2 million and $106.4 million in the quarter and nine months ended September 29, 2006, respectively, of which $1.0 million and $26.9 million were related to tangible asset impairment and $5.1 million and $25.7 million were related to intangible asset impairment.

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

Revenue Recognition. We recognize revenue on product sales when risk of loss and title to the product is transferred to the customer. We record an estimated reduction to revenue for customer discount programs and incentive offerings, including allowances and other volume-based incentives. If market conditions were to decline, we may take actions to increase customer incentive offerings, possibly resulting in a reduction of gross profit margins in the period during which the incentive is offered.

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

Goodwill and Long-Lived Assets. We periodically review long-lived assets, including non-amortizing intangible assets and goodwill, for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its estimated fair value. We also periodically reassess the estimated remaining useful lives of our amortizing intangible assets and our other long-lived assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in our consolidated financial statements. We annually complete an impairment analysis of goodwill and non-amortizing intangible assets. Moreover, where indicators of impairment are identified for long-lived assets, we would prepare a future undiscounted cash flows analysis, determine any impairment impact and record, if necessary, a reduction in the affected asset(s). In association with the November 2005 Plan, the Company recorded impairment charges on certain intangible assets and long-lived assets of $25.7 million and $21.4 million, respectively, during the nine-month period ended September 29, 2006. There were no impairments recognized in the nine-month period ended September 30, 2005.

New Accounting Standards. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R, which is effective for the Company beginning in fiscal year 2006, is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted the provisions of SFAS No. 123R using the modified prospective transition method and recorded additional compensation expense of $0.2 million and $0.5 million during the three month period and nine month period ended September 29, 2006, respectively.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to adopt FIN No. 48 beginning in fiscal year 2007 and is currently evaluating the impact that the adoption will have on its consolidated balance sheet, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning December 29, 2007. The Company is currently evaluating the impact of the provisions of FAS 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158), an amendment of FASB Statements No. 87, 88, 106, and 132 (R). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Under SFAS No. 158, the Company will recognize the funded status of its defined benefit postretirement plans and provide required disclosures as of December 28, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position will be effective in fiscal year 2008. If the Company had adopted SFAS No. 158 at December 30, 2005, it would have recorded an increase in pension and post-retirement benefit liabilities and decrease in accumulated other comprehensive income of approximately $112.0 million. However, this impact could change materially as of December 28, 2007, due to changes in the discount rates used to measure plan obligations, the actual returns on plan assets, and other factors.

Three Months Ended September 29, 2006 Compared to Three Months Ended September 30, 2005

Net Sales:

	Three Months Ended		Change
(dollars in thousands)	September 29, 2006	September 30, 2005	Amount	Percentage
Net product and service sales	$717,408	$720,743	$(3,335)	-0.5%
Sales agency fee income	22,063	22,107	(44)	-0.2%

	739,471	742,850	(3,379)	-0.5%

•	Excluding the impact of foreign currency exchange rates, which increased sales by $9.2 million, acquisitions and divestitures, and sales agency fee income, net sales were relatively flat for the three months ended September 29, 2006 compared to the same period in the prior year, primarily due to the affect of price increases taking hold globally and the expansion of developing markets in Asia Pacific, Latin America, Central and Eastern Europe, Africa and the Middle East which offset the net sales decline associated with the decision to exit a majority of the service-oriented laundry and ware washing business in the United States, which we announced in March 2006.

•	In North America, one of our largest markets, net sales decreased 7.3% in the third quarter of 2006, compared to the same period in the prior year. This sales decline reflects the impact of our withdrawal from a majority of the service-oriented laundry and ware washing business in the United States. We continue to have strong growth in our core North American business units, primarily due to the impact of price increases in 2005 and the first quarter of 2006.

•	In our Europe, Africa and Middle East markets, net sales in the third quarter increased 3.8% compared to the same period in the prior year. This growth was primarily due to increased sales in developing countries in Eastern Europe, Africa and the Middle East and the affect of price increases in Western Europe.

•	In Asia Pacific, net sales increased 10.0% in the third quarter of 2006 compared to the same period in the prior year, primarily due to strong growth in the food and beverage business and the lodging, retail and quick-service restaurant sectors.

•	In Latin America, net sales increased 4.6% in the third quarter of 2006 compared to the same period in the prior year, driven by increased sales in most geographic areas, with growth from the food and beverage business, retail and lodging sectors and distribution, partially offset by lower health and hospitality sales in Mexico, where tourism remains adversely affected by hurricane damage, and our decision to exit direct sales to the cruise business in the Caribbean.

•	In Japan, net sales decreased by 6.3% in the third quarter of 2006 compared to the same period in the prior year, primarily as a result of a change from direct selling to a joint venture for sales and distribution to select food service customers in the Tokyo metropolitan market, the planned withdrawal from low margin filter sales in the food and beverage business and the restructuring of the service relationship at a core Japanese retail customer.

•	Excluding the impact of foreign currency exchange rates, net sales under our Master Sales Agency Agreement with Unilever decreased by $1.6 million, or 7.2%, for the three month period ended September 29, 2006 compared to the same period in the prior year which was partially offset by an increase in partial termination fees of $0.6 million.

Gross Profit:

	Three Months Ended		Change
(dollars in thousands)	September 29, 2006	September 30, 2005	Amount	Percentage
	$312,957	$321,635	$(8,678)	-2.7%

Gross profit as a percentage of net sales:

	42.3%	43.3%

•	The reduction in gross profit in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005 was primarily due to the impact of raw material cost increases, which had a particularly strong impact on our floorcare business, where acrylic-based polymers are common in product formulations. Gross profit was also adversely impacted by higher freight and transportation costs, primarily attributable to the rise in crude oil prices and changes in U.S. transportation legislation that has affected driver hours and carrier availability.

•	We continue to pursue further cost reduction initiatives under our November 2005 Plan.

Operating Expenses:

	Three Months Ended		Change
(dollars in thousands)	September 29, 2006	September 30, 2005	Amount	Percentage
Selling, general and administrative expenses	$279,521	$264,250	$15,271	5.8%
Research and development expenses	15,402	13,870	1,532	11.0%
Restructuring expenses	30,792	4,299	26,493	616.3%

	$325,715	$282,419	$43,296	15.3%

As a percentage of net sales:
Selling, general and administrative expenses	37.8%	35.6%
Research and development expenses	2.1%	1.9%
Restructuring expenses	4.2%	0.6%

	44.1%	38.1%

•	The weakening of the U.S. dollar against the euro and certain other foreign currencies increased operating expenses by $3.8 million in the three months ended September 29, 2006 compared to the same period in the prior year.

•	Excluding the impact of foreign currency and costs associated with our restructuring programs, selling, general and administrative costs decreased $7.5 million during the third quarter of 2006 compared to the prior year period. This reflects the impact of cost savings associated with the November 2005 Plan, which have more than offset inflationary impacts on our cost base.

•	Excluding the impact of foreign currency, research and development expenses increased $1.4 million during the third quarter of 2006 compared to the prior year period.

•	Excluding the impact of foreign currency, restructuring expenses increased $26.4 million during the third quarter of 2006 compared to the prior year period, primarily due to employee severance and other expenses related to the November 2005 Plan.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan for the three months ended September 29, 2006, and since the consummation of the program in November 2005, is outlined below:

(dollars in thousands)	Three Months Ended September 29, 2006	Total Project to Date September 29, 2006
Reserve balance at beginning of period	$61,205	$—
Restructuring costs charged to income	30,792	112,986
Liability adjustments	—	383
Payments of accrued costs	(17,965)	(39,337)

Reserve balance at end of period	$74,032	$74,032

Period costs classified as selling, general and administrative expenses	$29,232	$122,026
Capital expenditures	2,332	8,870

•	During the third quarter of 2006, we recorded $30.8 million of restructuring costs related to our November 2005 Plan in our consolidated statements of operations. These costs consisted primarily of involuntary termination and other costs incurred throughout North America and Europe. In addition, the Company recorded $29.2 million of selling, general and administrative expenses, in the third quarter of 2006, of which $1.0 million related to tangible asset impairment, $5.1 million related to intangible asset impairment and $23.1 million related to other period costs associated with restructuring activities, including consulting services of $9.2 million, information technology project costs of $6.0 million and employee retention, benefit and outplacement program costs of $5.2 million.

•	In connection with the acquisition of the DiverseyLever business, the Company recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. During the third quarter of 2006, the Company paid cash of $0.4 million representing contractual obligations associated with involuntary terminations and lease payments on closed facilities. The restructuring reserve balance associated with the exit plans and the Company’s acquisition-related restructuring plans was $3.0 million as of September 29, 2006.

Non-Operating Results:

	Three Months Ended		Change
(dollars in thousands)	September 29, 2006	September 30, 2005	Amount	Percentage
Interest expense	$26,735	$29,655	$(2,920)	-9.8%
Interest income	(3,064)	(2,185)	(879)	40.2%

Net interest expense	23,671	27,470	(3,799)	-13.8%
Other expense, net	1,300	453	847

•	Net interest expense decreased in the third quarter of 2006 compared to the prior year period primarily due to lower average debt balances during the quarter. The lower debt balances resulted from the June 2006 repayment of $420.0 million of term debt using the proceeds from the sale of the Polymer Business, partially offset by the drawing of the $100.0 million delayed draw term loan in July of 2006.

Income Taxes:

	Three Months Ended		Change
(dollars in thousands)	September 29, 2006	September 30, 2005	Amount	Percentage
Income (loss) from continuing operations, including minority interests, before income taxes and discontinued operations	$(37,749)	$11,280	$(49,029)	-434.7%
Provision for (benefit from) income taxes	(14,221)	9,710	(23,931)	-246.5%

Effective income tax rate	37.7%	86.1%

•	The Company reported an effective income tax rate of 37.7% on pre-tax loss from continuing operations for the three month period ended September 29, 2006. The high effective income tax rate on pre-tax loss is favorable, and is primarily the result of the Company claiming income tax benefit for a portion of year-to-date pre-tax losses to offset the gain on the sale of the Polymer business. The income tax benefit for the three month period ended September 29, 2006 was partially offset by increased valuation allowances against tax loss carryforwards from international operations and increased valuation allowance against U.S. net deferred tax assets.

•	The Company reported an effective income tax rate of 86.1% on pre-tax income from continuing operations for the three month period ended September 30, 2005. The high effective income tax rate for this period is primarily due to incremental income tax expense related to repatriation of earnings from international operations and an increased valuation allowance against tax loss carryforwards from international operations. These increases to income tax expense were partially offset by a tax benefit from the realization of previously un-benefited foreign tax credits.

Net Income:

Our net income decreased by $24.5 million, to a net loss of $16.1 million for the third quarter of 2006 compared to net income of $8.4 million for the third quarter of 2005, primarily due to an increase of $45.9 million in restructuring costs and other period costs associated with the November 2005 Plan, partially offset by an income tax benefit for a portion of year-to-date pre-tax losses to offset the gain on the sale of the Polymer business.

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

EBITDA should not be construed as a substitute for, and should be considered together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP. The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the three months ended September 29, 2006 and September 30, 2005.

	Three Months Ended
(dollars in thousands)	September 29, 2006	September 30, 2005
Net cash flows provided by (used in) operating activities	$(38,334)	$154,102
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	66,256	(94,300)
Changes in deferred income taxes	278	(5,057)
Gain (loss) from divestitures	6,454	(1,189)
Gain (loss) on property disposals	(917)	817
Depreciation and amortization expense	(38,328)	(42,255)
Amortization of debt issuance costs	(1,383)	(1,111)
Interest accrued on long-term receivables-related parties	620	854
Other	(10,761)	(3,436)

Net income (loss)	(16,115)	8,425

Minority interests in net income of subsidiaries	20	13
Provision for (benefit from) income taxes	(12,057)	13,494
Interest expense, net	23,671	27,558
Depreciation and amortization expense	38,328	42,255

EBITDA	$33,847	$91,745

EBITDA decreased by $57.9 million for the quarter ended September 29, 2006 as compared to the prior year third quarter, primarily due to a $40.5 increase in restructuring costs and period costs included in selling, general and administrative costs related to our November 2005 Plan.

Nine Months Ended September 29, 2006 Compared to Nine Months Ended September 30, 2005

Net Sales:

	Nine Months Ended		Change
(dollars in thousands)	September 29, 2006	September 30, 2005	Amount	Percentage
Net product and service sales	$2,122,546	$2,161,551	$(39,005)	-1.8%
Sales agency fee income	65,677	73,920	(8,243)	-11.2%

	2,188,223	2,235,471	(47,248)	-2.1%

•	The strengthening of the U.S. dollar against the euro and certain other foreign currencies contributed $25.1 million to the decrease in net product and service sales.

•	Excluding the impact of foreign currency exchange rates, acquisitions and divestitures, and sales agency fee income, net sales increased 1.0% for the nine months ended September 29, 2006 compared to the same period in the prior year, primarily due to price increases taking hold globally, a strong performance from North America’s core businesses and the expansion of developing markets in Asia Pacific, Latin America, Central and Eastern Europe, Africa and the Middle East, which more than offset the impact of our withdrawal from a majority of the service-oriented laundry and ware washing business in the United States.

•	In North America, one of our largest markets, net sales decreased 1.5% in the first nine months of 2006 compared to the same period in the prior year. This sales decline reflects the impact of our withdrawal from a majority of the service-oriented laundry and ware washing business in the United States. We continue to have strong growth in our core North American business units, primarily due to the impact of price increases in 2005 and the first quarter of 2006.

•	In our Europe, Africa and Middle East markets, net sales for the first nine months of 2006 increased 2.2% compared to the same period in the prior year. This growth rate was impacted by a correction in the accounting treatment for certain equipment leases that increased net sales by $15.3 million in the first quarter of 2005. Excluding the impact of this adjustment, net sales in the region grew by 3.7% during the first nine months of 2006 compared to the first nine months of 2005. This growth was primarily due to price increases taking hold and increased sales volume in our Central European area and in developing countries in Eastern Europe, Africa and the Middle East.

•	In Asia Pacific, net sales increased 8.2% for the first nine months of 2006 compared to the same period in the prior year, primarily due to growth in the food and beverage business and the lodging, retail and quick-service restaurant sectors.

•	In Latin America, net sales increased 6.8% for the first nine months of 2006 compared to the same period in the prior year, driven by increased sales in most geographic areas, with growth from the food and beverage business, retail and lodging sectors and distribution, partially offset by lower health and hospitality sales in Mexico, where tourism is still adversely affected by hurricane damage.

•	In Japan, net sales decreased by 5.5% for the first nine months of 2006 compared to the same period in the prior year, primarily as a result of the restructuring of the service relationship at a core Japanese retail customer, the planned withdrawal from low margin filter sales in the food and beverage business and a change from direct selling to a joint venture for sales and distribution to select food service customers in the Tokyo metropolitan market.

•	Excluding the impact of foreign currency exchange rates, agency fee income under our Master Sales Agency Agreement with Unilever decreased by $8.1 million, or 10.9%, during the first nine months of 2006, primarily as a result of additional $6.7 million in partial termination recorded in same period last year.

Gross Profit:

	Nine Months Ended		Change
(dollars in thousands)	September 29, 2006	September 30, 2005	Amount	Percentage
	$924,781	$965,522	$(40,741)	-4.2%

Gross profit as a percentage of net sales:

	42.3%	43.2%

•	The strengthening of the U.S. dollar against the euro and certain other foreign currencies decreased gross profit by $15.6 million for the nine months ended September 29, 2006 compared to the same period in the prior year.

•	The reduction in gross profit was primarily due to the impact of raw material cost increases, which had a particularly strong impact on our floorcare business, where acrylic-based polymers are common in product formulations. Gross profit was also adversely impacted by higher freight and transportation costs, primarily attributable to the rise in crude oil prices and changes in U.S. transportation legislation that has affected driver hours and carrier availability. In addition, gross profit in the first quarter of 2005 included a correction in accounting treatment for certain equipment leases which increased our European gross profit by $5.8 million compared to the current period.

•	We continue to pursue further cost reduction initiatives under our November 2005 Plan.

Operating Expenses:

	Nine Months Ended		Change
(dollars in thousands)	September 29, 2006	September 30, 2005	Amount	Percentage
Selling, general and administrative expenses	$873,735	$819,460	$54,275	6.6%
Research and development expenses	44,744	42,305	2,439	5.8%
Restructuring expenses	108,476	12,406	96,070	774.4%

	$1,026,955	$874,171	$152,784	17.5%

As a percentage of net sales:
Selling, general and administrative expenses	39.9%	36.7%
Research and development expenses	2.0%	1.9%
Restructuring expenses	5.0%	0.6%

	46.9%	39.2%

•	The strengthening of the U.S. dollar against the euro and certain other foreign currencies decreased operating expenses by $8.4 million during the first nine months of 2006 compared to the same period in the prior year.

•	Excluding the impact of foreign currency and costs associated with our restructuring programs, selling, general and administrative costs declined $21.4 million during the nine months ended September 29, 2006, compared to the prior year period. Included within selling, general and administrative expenses in the nine-month period ended September 29, 2006 was a gain of $1.2 million on the sale of our U.S. commercial laundry business and a net gain of $7.3 million related to pension and post-retirement benefits curtailments and settlements.

•	Excluding the impact of foreign currency, research and development expenses increased $2.8 million during the first nine months of 2006 compared to the prior year period.

•	Excluding the impact of foreign currency, restructuring expenses increased $96.0 million during the first nine months of 2006 compared to the prior year period, primarily due to employee severance and other expenses related to the November 2005 Plan.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan for the nine months ended September 29, 2006 and since the consummation of the program in November 2005, is outlined below:

(dollars in thousands)	Nine Months Ended September 29, 2006	Total Project to Date September 29, 2006
Reserve balance at beginning of period	$2,347	$—
Restructuring costs charged to income	108,476	112,986
Liability adjustments	—	383
Payments of accrued costs	(36,791)	(39,337)

Reserve balance at end of period	$74,032	$74,032

Period costs classified as selling, general and administrative expenses	$106,379	$122,026
Capital expenditures	6,739	8,870

•	During the nine months of 2006, we recorded $108.5 million of restructuring costs related to our November 2005 Plan in our consolidated statements of operations. These costs consisted primarily of involuntary termination and other costs incurred throughout North America and Europe. In addition, the Company recorded $106.4 million of selling, general and administrative expenses during the first nine months of 2006, of which $26.9 million related to tangible asset impairments, $25.7 million related to intangible asset impairment and $53.8 million related to other period costs associated with restructuring activities, including consulting services of $24.0 million, information technology project costs of $12.9 million and employee retention, benefit and outplacement program costs of $6.7 million.

•	In connection with the acquisition of the DiverseyLever business, the Company recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. During the nine months ended September 29, 2006, the Company paid cash of $2.5 million representing contractual obligations associated with involuntary terminations and lease payments on closed facilities. The restructuring reserve balance associated with the exit plans and the Company’s acquisition-related restructuring plans was $3.0 million as of September 29, 2006.

Non-Operating Results:

	Nine Months Ended		Change
(dollars in thousands)	September 29, 2006	September 30, 2005	Amount	Percentage
Interest expense	$93,926	$103,754	$(9,828)	-9.5%
Interest income	(9,622)	(6,257)	(3,365)	53.8%

Net interest expense	84,304	97,497	(13,193)	-13.5%

Other expense, net	3,169	443	2,726

•	Net interest expense decreased in the first nine months of 2006 compared to the prior year period. In the nine months ended September 30, 2005, the company recorded $8.7 million of interest expense due to the ineffectiveness of our EURIBOR-based interest rate swap agreements and wrote off $3.6 million of unamortized debt issuance costs arising from the repayment of the euro portion of the our term loan B in connection with the April 2005 amendment to our senior secured credit facilities. In addition, interest expense during the first nine months of 2006 was lower than the prior year period due to lower average net debt levels during the period.

•	Other expense, net, increased during the first nine months of 2006 compared to the prior year period, primarily due to higher net losses from foreign currency translation and transactions.

Income Taxes:

	Nine Months Ended		Change
(dollars in thousands)	September 29, 2006	September 30, 2005	Amount	Percentage
Loss from continuing operations, including minority interests, before income taxes and discontinued operations	$(189,672)	$(6,532)	$(183,140)	2803.7%
Provision for (benefit from) income taxes	(43,105)	11,339	(54,444)	-480.1%
Effective income tax rate	22.7%	-173.6%

•	The Company reported an effective income tax rate of 22.7% on pre-tax loss from continuing operations for the nine month period ended September 29, 2006. The relatively low effective income tax rate on the pre-tax loss means that the Company was not able to claim full income tax benefit for the loss recognized in the nine month period, due largely to increased valuation allowances against tax loss carryforwards from international operations and increased valuation allowance against U.S. net deferred tax assets. The increase in the valuation allowance associated with the U.S. net deferred tax assets results from temporary differences.

•	The Company reported an effective income tax rate of (173.6)% on pre-tax loss from continuing operations for the nine month period ended September 30, 2005. The relatively high effective income tax rate for this period was primarily due to incremental income tax expense related to repatriation of earnings from international operations and an increased valuation allowance against tax loss carryforwards from international operations. These increases to income tax expense were partially offset by a tax benefit from the realization of previously un-benefited foreign tax credits.

Net Income:

Our net income increased by $96.9 million, to $102.7 million for the first nine months of 2006 compared to $5.7 million for the first nine months of 2005, primarily due to the gain of $231.7 million (net of tax) on the sale of our Polymer business offset by an increase of $179.6 million in restructuring costs and other period costs associated with the November 2005 Plan.

EBITDA:

The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the nine months ended September 29, 2006 and September 30, 2005.

	Nine Months Ended
(dollars in thousands)	September 29, 2006	September 30, 2005
Net cash flows provided by (used in) operating activities	$(62,640)	$162,410
Changes in operating assets and liabilities, net of effects	110,877	7,560
from acquisitions and divestitures of businesses
Changes in deferred income taxes	(316)	(4,524)
Gain from divestitures	233,212	2,802
Loss on property disposals	(819)	(2,724)
Depreciation and amortization expense	(160,115)	(137,613)
Amortization of debt issuance costs	(4,695)	(17,493)
Interest accrued on long-term receivables-related parties	1,837	2,719
Other	(14,660)	(7,413)

Net income	102,681	5,724
Minority interests in net income (loss) of subsidiaries	25	(57)
Provision for income taxes	89,962	21,825
Interest expense, net	81,653	97,877
Depreciation and amortization expense	160,115	137,613

EBITDA	$434,436	$262,982

EBITDA increased by $171.5 million for the nine months ended September 29, 2006 as compared to the same period in the prior year, primarily due to the divestiture of the Polymer Business which increased EBITDA by $356.0 million and was partially offset by a $132.6 million increase in restructuring costs and period costs included in selling, general and administrative costs related to our November 2005 Plan and raw material cost increases not fully offset by pricing actions. In addition, EBITDA in the nine months ended September 30, 2005 included a correction in accounting treatment for certain equipment leases which increased our EBITDA by $5.8 million compared to the current period.

Liquidity and Capital Resources

	Nine Months Ended		Change
(dollars in thousands)	September 29, 2006	September 30, 2005	Amount	Percentage
Net cash provided by (used in) operating activities	$(62,640)	$162,410	$(225,050)	-138.6%
Net cash provided by (used in) investing activities	401,630	(42,709)	444,339	-1040.4%
Net cash used in financing activities	(332,048)	(118,522)	(213,526)	180.2%
Capital expenditures	62,994	64,566	(1,572)	-2.4%

	September 29, 2006	December 30, 2005	Change
			Amount	Percentage
Cash and cash equivalents	$163,196	$158,204	$4,992	3.2%
Working capital (1)	436,673	388,128	48,545	12.5%
Total debt	1,096,367	1,406,262	(309,895)	-22.0%

(1)	Working capital is defined as net accounts receivable, plus inventories less accounts payable.

•	The increase in cash and cash equivalents at September 29, 2006 compared to December 30, 2005 resulted primarily from cash proceeds from the $100.0 million delayed draw term loan facility offset by cash used during the first nine months of 2006 to fund activities related to the November 2005 Plan, capital expenditures, and a reduction in the utilization of the Asset Securitization program.

•	The decrease in net cash provided by operating activities during the nine months ended September 29, 2006 compared to the prior year period was primarily due to cash payments related to our November 2005 Plan and a reduction in the utilization of the Asset Securitization program.

•	The increase in net cash used in investing activities during the nine months ended September 29, 2006 compared to the prior year period was primarily due to the net proceeds received from the divestiture of the Polymer Business during the second quarter of 2006. Other than our investment in dosing and feeder equipment with new and existing customer accounts, the characteristics of our business do not generally require us to make significant ongoing capital expenditures.

•	The decrease in cash flow from financing activities during the nine months ended September 29, 2006 compared to the prior year period was primarily due to the repayment of $420.0 million of obligations under our term loan B facility using the majority of the proceeds from the divestiture of the Polymer Business.

•	The increase in working capital during the nine months ended September 29, 2006 was due to a $21.6 million increase in inventories resulting from an inventory build in advance of factory closures and increased raw materials costs and a $38.1 million increase in accounts receivable driven by the exit of our Italian subsidiary from our Asset Securitization program, partially offset by a $11.2 million increase in accounts payable.

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

The amended facilities, among other things, permit the global restructuring under the November 2005 Plan and modify the financial covenants contained in our previous credit facilities. The amended facilities consist of a revolving loan facility in an aggregate principal amount not to exceed $175 million, including a letter of credit sub-limit of $50 million and a swingline loan sub-limit of $30 million, that matures on December 16, 2010, as well as a term loan facility that matures on December 10, 2011. In addition, the amended facilities include a committed delayed draw term facility of up to $100 million, which was fully drawn on July 14, 2006. The amended facilities also provide for an increase in the revolving credit facility of up to $25 million under specified circumstances. As of September 29, 2006, we had $8 million in letters of credit outstanding under the revolving portion of the senior secured credit facilities and therefore had the ability to borrow $167 million under those revolving facilities.

As of September 29, 2006, we had total indebtedness of $1.1 billion, consisting of $585.9 million of senior subordinated notes, $451.1 million of borrowings under the senior secured credit facilities, $19.1 million of other long-term borrowings and $40.3 million in short-term credit lines. In addition, we had $185.4 million in operating lease commitments, $2.1 million in capital lease commitments and $8.3 million committed under letters of credit.

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

We have obligations related to our pension and post-retirement plans that are discussed in detail in Note 15 of the Notes to Consolidated Financial Statements. As of the most recent actuarial estimation, we anticipate making $55.8 million of contributions to pension plans in fiscal year 2006. We made contributions of $40.8 million during the nine months ended September 29, 2006. Post-retirement medical claims are paid as they are submitted. We made contributions of $4.3 million during the nine months ended September 29, 2006.

Off-Balance Sheet Arrangements. We and certain of our subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001, as amended, whereby we and each participating subsidiary sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), our wholly owned, consolidated, special purpose, bankruptcy-remote subsidiary. JWPRC was formed for the sole purpose of buying and selling receivables generated by us and certain of our subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to nonconsolidated financial institutions (the “Conduits”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduits) less the applicable reserve. The accounts receivable securitization arrangement is accounted for under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities–A replacement of FASB Statement No. 125.” As September 29, 2006 and December 30, 2005, our total potential for securitization of trade receivables was $75.0 million and $150.0 million, respectively.

In July 2006, the Receivables Facility was amended to allow one of the conduit purchasers to exit the program, to allow the repurchase of the receivables of JohnsonDiversey SpA (Italy), and to reduce the total potential for securitization of trade receivables from $150.0 million to $75.0 million.

As of September 29, 2006 and December 30, 2005, the Conduits held $58.4 million and $111.3 million, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in our consolidated balance sheets.

As of September 29, 2006 and December 30, 2005, we had a retained interest of $81.5 million and $149.2 million, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value.

For the nine months ended September 29, 2006, JWPRC’s cost of borrowing under the Receivables Facility was at a weighted average rate of 6.41% per annum.

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

Maximum Leverage Ratio. We are required to maintain a leverage ratio for each financial covenant period of no more than the maximum ratio specified in the senior secured credit facilities for that financial covenant period. The maximum leverage ratio is the ratio of (1) our consolidated indebtedness (excluding up to $55 million of indebtedness incurred under our Receivables Facility and indebtedness relating to specified interest rate hedge agreements) as of the last day of a financial covenant period using a weighted-average exchange rate for the relevant fiscal nine-month period to (2) our consolidated EBITDA, as defined in the senior secured credit facilities, for that same financial covenant period.

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

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For our financial covenant period ended on September 29, 2006, we were in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the senior secured credit facilities.

Capital Expenditures. Capital expenditures are limited under the senior secured credit facilities to $150 million in fiscal year 2006 and to $130 million for subsequent fiscal years. To the extent that we make capital expenditures of less than the limit in any fiscal year, however, we may carry forward into the subsequent year the difference between the limit and the actual amount we expended, provided that the amounts we carry forward from the previous year will be allocated to capital expenditures in the current fiscal year only after the amount allocated to the current fiscal year is exhausted. As of September 29, 2006, we were in compliance with the limitation on capital expenditures for fiscal year 2006.

Restructuring Charges. The senior secured credit facilities limit the amount of cash payments (i) arising in connection with the November 2005 Plan at any time from fiscal year 2006 through the end of fiscal year 2009 to $355 million in the aggregate and (ii) arising in connection with permitted divestitures at any time from fiscal year 2006 through the end of fiscal year 2008 to $45 million. As of September 29, 2006, we were in compliance with the limitation on spending for restructuring and permitted divestiture-related activities.

In addition, the senior secured credit facilities contain covenants that restrict our ability to declare dividends and to redeem and repurchase capital stock. The senior secured credit facilities also limit our ability to incur additional liens, engage in sale-leaseback transactions and incur additional indebtedness and make investments.

Discontinued Operations

On June 30, 2006, Johnson Polymer, LLC (“JP”) and JohnsonDiversey Holdings II B.V. (“Holdings II”), an indirectly owned subsidiary of the Company, completed the sale of substantially all of the assets of JP, certain of the equity interests in, or assets of certain of JP subsidiaries and all of the equity interests owned by Holdings II in Johnson Polymer B.V. (collectively, the “Polymer Business”) to BASF Aktiengesellschaft (“BASF”) for approximately $470.0 million plus an additional $8.1 million in connection with the parties’ estimate of purchase price adjustments that will be based upon the closing net asset value of the Polymer Business. Further, BASF paid the Company $1.5 million for the option to extend the tolling agreement (described below) by up to six months. In August 2006, the Company recorded an additional $7.9 million of purchase price based on its preliminary assessment of closing net asset value. The Company and BASF are expected to finalize purchase price adjustments during the fourth quarter of 2006.

The Polymer Business develops, manufactures, and sells specialty polymers for use in the industrial print and packaging industry, industrial paint and coatings industry, and industrial plastics industry. The Polymer Business was a non-core asset of the Company and had been reported as a separate business segment. The sale resulted in a gain of approximately $356.0 million ($231.7 million after tax), net of related costs.

Net sales from discontinued operations for the three and nine months ended September 29, 2006 and September 30, 2005 were as follows:

	Three Months Ended			Nine Months Ended
	September 29, 2006		September 30, 2005	September 29, 2006	September 30, 2005
Net sales	$653	[1]	$91,543	$201,006	$275,016

[1]	Represents net sales related to the tolling agreement with BASF.

Income from discontinued operations for the three and nine months ended September 29, 2006 and September 30, 2005 were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Income from discontinued operations before taxes and gain from sale	$—	$9,942	$22,679	$27,900
Taxes on discontinued operations	—	(3,539)	(7,510)	(9,723)
Gain on sale of discontinued operations before taxes	7,878	—	356,034	—
Taxes on gain from sale of discontinued operations	(1,579)	—	(124,288)	—
Income from tolling operations	653	—	653	—
Taxes on income from tolling operations	(257)	—	(257)	—

Income from discontinued operations	$6,695	$6,403	$247,311	$18,177

The Asset and Equity Purchase Agreement between JP, Holdings II and BASF refers to ancillary agreements governing certain relationships between the parties, including a Supply Agreement and Tolling Agreement, each of which is not considered material to the Company’s consolidated financial results.

Supply Agreement

A ten-year global agreement providing for the supply of polymer products to the Company by BASF. Unless either party provides notice of its intent not to renew at least three years prior to the expiration of the ten-year term, the term of the agreement will extend for an additional five years. The agreement requires that the Company purchase a specified percentage of related product from BASF during the term of agreement. Subject to certain adjustments, the Company has a minimum volume commitment during each of the first five years of the agreement.

The Polymer Business sold polymer product to the Company for $7,003 and $22,665 during the six months ended June 30, 2006 and twelve months ended December 30, 2005, respectively.

Tolling Agreement

A three-year agreement providing for the toll manufacture of polymer products by the Company, at its manufacturing facility in Sturtevant, Wisconsin, for BASF. The agreement may be extended six months by either party. The agreement specifies product pricing and provides BASF the right to purchase certain equipment retained by the Company.

In association with the Tolling Agreement, the Company agreed to pay $11.4 million in compensation to S.C. Johnson and Son, Inc. (“SCJ”), a related party, primarily related to pre-payments and the right to extend terms on the lease agreement at the Sturtevant, Wisconsin manufacturing location. The Company is amortizing $9.2 million of the payment into the results of the tolling operation over the term of the Tolling Agreement.

The Company considered its continuing involvement with the Polymer Business, including the Supply Agreement and Tolling Agreement, concluding that neither the related cash inflows nor cash outflows were direct, due to the relative insignificance of the continuing operations to the disposed business.

On May 1, 2006, in association with the divestiture of the Polymer Business, Commercial Markets Holdco, Inc. (“Holdco”), which is the parent of the Company’s direct parent, JohnsonDiversey Holdings, Inc. (“Holdings”), Marga B.V., a subsidiary of Unilever, and Holdings amended and restated the Stockholders’ Agreement dated as of May 3, 2002 among the parties (as amended and restated, the “Stockholders’ Agreement”). Holdco and Marga B.V. own 66 2/3% and 33 1/3%, respectively, of the outstanding shares of Holdings. Holdings owns 100% of the outstanding shares of the Company except for one share owned by SCJ. The amendment and restatement of the Stockholders’ Agreement included restatement of provisions relating to, among other things, share transfer restrictions, corporate governance, put and call options and rights of first offer and refusal and various other rights and obligations of the parties. In addition, the amendment and restatement adjusted the buyout formula relating to Marga B.V.’s shares in Holdings to require an incremental payment of $30.0 million, plus interest (payable from put execution date) at the time of Marga B.V.’s exit. The Stockholders’ Agreement also provides for the issuance of options to Marga B.V. for the purchase of Holdings shares at exit, which, following exercise, will result in the incremental payment to Marga B.V., by Holdco, of up to $40.0 million, plus interest.

Subsequent Events

Divestiture – Auto-Chlor Branch Operation

On October 11, 2006, in conjunction with its November 2005 Restructuring Program, the Company signed an agreement to divest of its Auto-Chlor branch operation in the southern United States, a business that markets and sells low-energy dishwashing systems, kitchen chemicals, laundry and housekeeping products and services to foodservice, lodging, healthcare, and institutional customers, for $9.0 million. The purchase price is subject to various post-closing adjustments. The Company expects to close the transaction during the quarter ending December 29, 2006.

On September 28, 2006, the Company determined that its investment in the divested business met held for sale criteria under SFAS No. 144. In conjunction with its assessment, the Company recorded an impairment charge of $5.1 million on certain amortizable intangible assets. The charge is included within restructuring expenses in the consolidated statement of operations (see Note 13). The divested assets and liabilities of the business are not considered material to the Company, and are included in the Company’s Professional Business segment.

Discontinued Operations – Chemical Methods Associates

On September 30, 2006, in connection with its November 2005 Restructuring Program, the Company sold its equity interest in Chemical Methods Associates (“CMA”) to Ali SpA, an Italian based manufacturer of equipment for the food service industry, for $17.0 million. The purchase price is subject to various post-closing adjustments, principally with regard to changes in working capital. As of the divestiture date, CMA net assets totaled approximately $5.9 million.

Effective with the third quarter of 2006, CMA, which was included in the Company’s Professional Business segment, has been classified as a discontinued operation and, as such, the Company has made the required changes to the consolidated statement of operations for the three and nine month periods ended September 29, 2006 and restated the prior periods. Due to the immaterial impact of the divestiture on the consolidated balance sheet and consolidated statement of cash flows, no adjustments or restatements for discontinued operations have been made for the periods presented.

Net sales from discontinued operations for three and nine month periods ended September 29, 2006 and September 30, 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Net sales	$5,683	$4,525	$16,905	$14,266

Income from discontinued operations for the three and nine month periods ended September 29, 2006 and September 30, 2005 is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Income from discontinued operations before taxes and gain from sale	$1,046	$697	$2,825	$2,181
Taxes on discontinued operations	(328)	(245)	(1,012)	(763)

Income from discontinued operations	$718	$452	$1,813	$1,418

Japanese Merger

On November 1, 2006, three wholly-owned Japanese subsidiaries of the Company, JohnsonDiversey Co., Ltd., Johnson Professional Co., Ltd. and TeepolDiversey Co., Ltd., were merged to form one legal entity. As a result of the legal entity merger, and based on projections of future income of the merged Japanese entity, the Company has determined that existing tax loss carryforwards of TeepolDiversey Co., Ltd. are expected to be fully utilized within the statutory tax loss carryforward period. The Company expects to reverse a valuation allowance against deferred tax assets of $10.2 million related to the TeepolDiversey Co., Ltd. tax loss carryforwards during the fourth quarter ending December 29, 2006

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

As of September 29, 2006, we had $451.1 million of debt outstanding under our senior secured credit facilities. After giving effect to the interest rate swap transactions that we have entered into with respect to some of the borrowings under our credit facilities, $259.7 million of the debt outstanding remained subject to variable rates. We also have entered into interest rate swap agreements with a notional value of €127.4 million that were related to the euro portion of the term loan B that was fully repaid in April 2005. As a result of the debt repayment, these interest rate swaps have been deemed ineffective and, therefore, must be marked-to-market at the end of each accounting period through the statements of operations. Because of certain intercompany funding arrangements, we believe that these swaps provide an economic hedge to the incremental debt used to finance the repayment. In addition, as of

September 29, 2006, we had $59.4 million of debt outstanding under foreign lines of credit, all of which were subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. At the above level of variable rate borrowings, we do not anticipate a significant impact on earnings in the event of a reasonable change in interest rates. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of the overall economic activity that could exist in such an environment.

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

During the third quarter of 2006, we determined that certain information relating to board-approved incentive plans and agreements that provided for compensation to named executive officers was not identified and reported to management in sufficient time to allow timely decisions regarding required disclosure. To address these issues, we took action to improve our Disclosure Controls, including educating Company employees regarding disclosure obligations and streamlining the procedures for communicating information regarding events that may require disclosure to senior management. We will continue to evaluate and implement corrective action, including instituting additional training programs, to improve the effectiveness of our Disclosure Controls. For additional information relating to the compensation agreements, see “Item 5. Other Information.”

Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this quarterly report, our Disclosure Controls, including the additional controls instituted by us to address the issues discovered by us in the third quarter of 2006 and discussed above, are effective to ensure that material information relating to JohnsonDiversey, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective in providing reasonable assurance that our financial statements are fairly presented in conformity with U.S. GAAP. In addition, no change in our internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5. OTHER INFORMATION

As discussed in Item 4 above, during the third quarter of 2006, we determined that certain information relating to board-approved incentive plans and agreements that provided for compensation to named executive officers was not identified and reported to management in sufficient time to allow timely decisions regarding required disclosure. Set forth below is a summary of incentive plans and compensation agreements that were not previously disclosed. All such plans and agreements were approved by the Compensation Committee of the Board of Directors (the “Compensation Committee”).

Long Term Incentive Plan

In December 2005, the Compensation Committee approved a new Cash Long Term Incentive Plan (the “LTIP”). The terms of the LTIP are attached to this quarterly report as Exhibit 10.2. As approved by the Compensation Committee, amounts to be earned under the LTIP would be based on the achievement of specified performance criteria including targets with respect to global EBITDA and global cash flows. On May 10, 2006, the Compensation Committee approved target award amounts and maximum award amounts for the LTIP’s three-year performance period beginning January 1, 2006. The Compensation Committee approved target award amounts and maximum award amounts of $780,000 and $1,560,000 for JoAnne Brandes, our Executive Vice President, Chief Administrative Officer, General Counsel and Secretary, $600,000 and $1,200,000 for Thomas M. Gartland, our Regional President–North America, $2,000,000 and $4,000,000 for S. Curtis Johnson III, our Chairman of the Board, and $780,000 and $1,560,000 for Joseph F. Smorada, our Executive Vice President and Chief Financial Officer. Payments of amounts earned with respect to the three-year performance period beginning January 1, 2006 would be made in the first quarter of 2009.

The Compensation Committee also approved a floor for Mr. Smorada’s awards under the LTIP. Earned awards under the LTIP will be based on the LTIP’s performance targets, but in any event Mr. Smorada’s award will not be less than $350,000 for each of the three-year performance periods beginning in 2006, 2007, 2008, 2009 and 2010. If Mr. Smorada’s employment is terminated for reasons other than for “cause,” as defined in his Employment Agreement, or voluntary resignation, each LTIP award will be paid on a prorated basis based on service during the award’s three-year performance period.

In October 2006, the Compensation Committee removed the global cash flow performance criteria from the LTIP for all future fiscal years. For the performance period beginning January 1, 2006, 88.9% of the LTIP award payout will be based on global EBITDA during the three-year performance period and 11.1% of the LTIP award payout will be based on 2006 global cash flow. For all subsequent performance periods, the LTIP award payout will be based solely on global EBITDA during the three-year performance period.

Restructuring Incentive Plan

In December 2005, the Compensation Committee approved a new incentive plan associated with the Company’s November 2005 restructuring program (the “Restructuring Incentive Plan”). The Restructuring Incentive Plan is intended to reward senior executives and other key employees with specific responsibilities for certain restructuring initiatives for contributions to the Restructuring Incentive Plan’s performance objectives: EBITDA improvement, containment of one-time costs and capital expenditures associated with the restructuring and divestiture of specified business units.

Under the Restructuring Incentive Plan, participants have the opportunity to receive a cash award for each of fiscal year 2006 and fiscal year 2007. In December 2005, the Compensation Committee approved target award amounts and maximum award amounts for each participant. The Compensation Committee approved target award amounts and maximum award amounts of $200,000 and $400,000 for Ms. Brandes, $200,000 and $400,000 for Mr. Gartland, $200,000 and $400,000 for Mr. Johnson and $300,000 and $600,000 for Mr. Smorada.

At the end of each fiscal year, the Compensation Committee will determine the amount of a participant’s award based on that individual’s contributions to the Restructuring Incentive Plan’s performance objectives. Awards for fiscal year 2006 will be paid in 2007 and awards for fiscal year 2007 will be paid in 2008.

On May 10, 2006, the Compensation Committee granted Mr. Smorada the opportunity to earn an additional cash award of between $200,000 (target amount) and $400,000 (maximum amount) in 2006 for achievement of the divestiture component of the Restructuring Incentive Plan, provided the Company meets the specified earnings threshold in 2006.

Supplemental Executive Retirement Plan

In the first quarter of 2006, Commercial Markets Holdco, Inc. (“Holdco”), the parent of the Company, offered to purchase all outstanding shares of its class C common stock, options to purchase its class C common stock and shares of its class B common stock. Holders of Holdco’s class C common stock who tendered shares in the offer received $139.25 in cash, without interest, for each tendered share of class C common stock. Holders of restricted stock were not eligible to tender their shares of restricted stock pursuant to this offer.

In October 2006, the Compensation Committee approved additional provisions to our Supplemental Executive Retirement Plan (the “SERP”) to provide holders of restricted stock with a payout value of no less than $139.25 per share upon the vesting of those shares. Under the terms of the new SERP provisions, if the payout value of a participant’s restricted stock would have been less than $139.25 per share at the time the shares vested, the participant will receive a cash benefit equal to the difference between the actual payout value of the restricted stock at the time the shares vested and the payout value of the restricted stock if the shares were valued at $139.25 per share. This benefit will be calculated and paid at the time the shares of restricted stock vest.

Ms. Brandes and Mr. Smorada participate in the SERP. Ms. Brandes has 7,850 shares of restricted stock that were granted on November 2, 2001 and are scheduled to vest on October 31, 2011. As discussed below, Mr. Smorada has 2,334 shares of restricted stock that were granted in August 2005 and are scheduled to vest on November 1, 2009. Mr. Smorada has an additional 2,500 shares of restricted stock that were granted pursuant to his Employment Agreement and are scheduled to vest in equal amounts on October 31, 2008 and October 31, 2009.

Additional Compensation Arrangements with Joseph F. Smorada

In August 2005, the Compensation Committee granted 4,668 shares of restricted stock of Holdco to Mr. Smorada. One half of these shares vested and were paid out in December 2005 upon completion of the bank financing portion of the Company’s November 2005 restructuring program. The remaining shares will vest on November 1, 2009 if Mr. Smorada remains employed by the Company, or earlier, if Mr. Smorada’s employment is terminated for reasons other than for “cause,” as defined in his Employment Agreement, or voluntary resignation.

During fiscal year 2005, the Compensation Committee approved a change to the vesting requirements applicable to Mr. Smorada under the Company’s retirement plan for employees and excess benefit plan. As amended, if Mr. Smorada’s employment is terminated for reasons other than for “cause,” as defined in his Employment Agreement, or voluntary resignation, prior to attaining five years of service, Mr. Smorada will be credited with the additional years of service required to vest benefits under such plans.

Compensation Arrangements with J. Gary Raley

In the fourth quarter of 2005, the Compensation Committee approved a retention and severance package for J. Gary Raley, the President and Chief Operating Officer of Johnson Polymer, which was sold to BASF Aktiengesellschaft in a transaction that closed on June 30, 2006. Under the retention and severance package, Mr. Raley received a transaction bonus of $400,000 in connection with the divestiture of Johnson Polymer, a retention bonus of $166,000 for his continued service throughout the divestiture process and a severance package of $498,000 (one year base salary plus Mr. Raley’s performance bonus target amount). Mr. Raley received the entire retention and severance package of $1,064,000 as a lump-sum payment on July 15, 2006. In connection with the Johnson Polymer transaction, BASF Aktiengesellschaft reimbursed the Company for one-half, or $83,000, of Mr. Raley’s retention bonus and all $498,000 of the severance package.

During fiscal year 2006, Mr. Raley also received a performance bonus of $142,500, $274,700 pursuant to the Company’s Long-Term Equity Incentive Plan and $21,200 pursuant to the Company’s discretionary profit sharing plan.

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

ITEM 6. EXHIBITS

10.1	First Amendment to Asset and Equity Interest Purchase Agreement, dated as of June 30, 2006, by and among Johnson Polymer, LLC, JohnsonDiversey Holdings II B.V. and BASF Aktiengesellschaft (incorporated by reference to Exhibit 99.1 to JohnsonDiversey, Inc.’s Form 8-K dated June 30, 2006, File No. 333-97427).

10.2	2006-08 Cash Long-Term Incentive Plan

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSONDIVERSEY, INC.

Date: November 9, 2006	/s/ Joseph F. Smorada
Joseph F. Smorada, Executive Vice President and Chief Financial Officer

JOHNSONDIVERSEY, INC.

EXHIBIT INDEX

10.1	First Amendment to Asset and Equity Interest Purchase Agreement, dated as of June 30, 2006, by and among Johnson Polymer, LLC, JohnsonDiversey Holdings II B.V. and BASF Aktiengesellschaft (incorporated by reference to Exhibit 99.1 to JohnsonDiversey, Inc.’s Form 8-K dated June 30, 2006, File No. 333-97427)

10.2	2006-08 Cash Long-Term Incentive Plan

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.