Form 10-K
period 2006-12-29
JOHNSONDIVERSEY INC
filed 2007-03-22
CIK 1175757

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED DECEMBER 29, 2006

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

There is no public trading market for the registrant’s common stock. As of March 2, 2007, there were 24,422 outstanding shares of the registrant’s common stock, $1.00 par value.

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

•

our ability to successfully execute and complete our restructuring program (“November 2005 Plan”), including outsourcing the majority of IT support worldwide, outsourcing of financial services in Western Europe, workforce reduction, achievement of cost savings, as well as plant closures and disposition of assets;

•	changes in general economic and political conditions, interest rates and currency movements, including, in particular, exposure to foreign currency risks;

•	the vitality of the institutional and industrial cleaning and sanitation market;

•	restraints on pricing flexibility due to competitive conditions in the professional market;

•	the loss or insolvency of a significant supplier or customer;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets and system of internal control;

•	changes in energy costs, the costs of raw materials and other operating expenses;

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	changes in tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	the loss of, or changes in, executive management or other key personnel;

•	natural and manmade disasters, including acts of terrorism, hostilities, war, and other such events that cause business interruptions or impact our markets;

•	conditions affecting the food and lodging industry, including health-related, political and weather-related; and

•	other factors listed from time to time in reports that we file with the Securities and Exchange Commission (“SEC”).

i

PART I

ITEM 1.	BUSINESS

General

We are a leading global marketer and manufacturer of cleaning, hygiene and appearance enhancing products, equipment and related services for the institutional and industrial cleaning and sanitation market, which we operate under the names “JohnsonDiversey,” “Johnson Wax Professional,” and “DiverseyLever.” On June 30, 2006, we sold our polymer operation, a leading global supplier of water-based acrylic polymer resins for the industrial printing and packaging, coatings and plastics markets, to BASF Aktiengesellschaft (“BASF”).

We sell our products in more than 160 countries through our direct sales force, wholesalers and third-party distributors. Our sales are balanced geographically, with our principal markets being Europe, North America and Japan. For the year ended December 29, 2006, we had net sales of $2.9 billion, of which 49% were from Europe, 28% were from North America and 10% were from Japan. For a discussion of financial results by segment and by geographical location, see Note 29 to our consolidated financial statements.

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

History

We are a privately held business that was incorporated in Delaware in February 1997, under the name S.C. Johnson Commercial Markets, Inc. From February 1997 until November 1999, we were a wholly owned subsidiary of S.C. Johnson & Son, Inc. (“SCJ”), a leading provider of innovative consumer home cleaning, maintenance and storage products founded by Samuel Curtis Johnson in 1886. In November 1999, we were separated from SCJ in a tax-free spin-off. In connection with the spin-off, Commercial Markets Holdco, Inc. (“Holdco”), a Delaware corporation that is majority-owned by descendants of Samuel Curtis Johnson, obtained substantially all of the shares of our common stock from SCJ and, in November 2001, contributed those shares to Johnson Professional Holdings, Inc., a wholly owned subsidiary of Holdco.

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

In June 2006, Johnson Polymer, LLC (“JP”) and JohnsonDiversey Holdings II B.V. (“Holdings II”), an indirectly owned subsidiary of the Company, completed the sale of substantially all of the assets of JP, certain of the equity interests in, or assets of, certain JP subsidiaries and all of the equity interests owned by Holdings II in Johnson Polymer B.V. (collectively, the “Polymer Business”) to BASF Aktiengesellschaft (“BASF”).

Business Overview

Our business supplies cleaning, hygiene and sanitizing products, including food service, food processing, floor care, restroom/other housekeeping, laundry and industrial products, to institutional and industrial end-users such as food and lodging establishments, food processing facilities, building service contractors, educational institutions, retail outlets, healthcare facilities and industrial plants. In addition, we provide a wide range of value-added services, including safety and application training, safety and hygiene consulting and hygiene auditing. We sell our professional products and related services on a global basis to a broad range of customers in diverse industries. In fiscal year 2006, our business had net sales of $2.9 billion.

Following divestiture of the former Polymer Business segment, the Company reevaluated its operating segments to comply with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and concluded that a geographic presentation appropriately reflects management’s decision-making structure and provides investors with a basis from which to understand and assess its business. Operating segments are now defined according to the following geographic regions: 1) Europe, 2) North America, 3) Japan, 4) Latin America, 5) Asia Pacific, and 6) Eliminations/Other. For additional information regarding our business by segment, including operating profit and total assets, see Note 29 to our consolidated financial statements, included elsewhere in this report.

Europe. Our European segment had $1.4 billion of net sales in fiscal year 2006. Our European segment consists of 29 operating units across Western Europe, Central and Eastern Europe, Africa, and the Middle East. The largest operations comprising this segment are mainly in Western Europe and include the United Kingdom, Italy, France, Germany, the Netherlands, Spain, Switzerland, and Turkey.

North America. Net sales for North America was $828.5 million in fiscal year 2006. The North America business primarily consists of our operations in the United States and Canada.

Japan. Net sales for Japan, our third largest segment, was $295.7 million in fiscal year 2006.

Latin America. Net sales for the Latin American region was $195.4 million in fiscal year 2006. Our Latin American segment consists of 11 operating units across South America, Central America, and the Caribbean, with Brazil being our largest operation.

Asia Pacific. Net sales for the Asia Pacific region was $193.4 million in fiscal year 2006. This region consists of 12 operating units with China and Australia being our largest operations in the region.

Products

As the nature of our business is generally similar across our geographic regions, the ensuing detailed description of our business and competitive environment is intended to be representative of all our regions unless specifically stated.

We are a worldwide supplier of cleaning, hygiene and sanitizing products, equipment and related services to the institutional and industrial cleaning and sanitation market. We offer a broad, diversified line of products and related services to customers in more than 160 countries. We currently offer a wide range of products in each of six different categories—food service, food processing, floor care, restroom/other housekeeping, laundry and industrial.

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

Laundry. We offer detergents, stain removers, fabric conditioners, softeners and bleaches in liquid, powder and concentrated forms to clean items such as bed linen, clothing and table linen. Our range of products covers all of the requirements of fabric washing from domestic-sized machines in small hotels to continuous batch washers at on-premise laundries. We also offer customized washing programs for different levels and types of soils, a comprehensive range of dispensing equipment and a selection of process control and management information systems.

Industrial. Primarily in our North American segment, we offer industrial cleaners and degreasers and a line of specialty vehicle cleaners that remove traffic film, road soil, dirt and grime from the surfaces of vehicles, including automobiles, buses and trucks.

End-Users and Customers

We offer our professional products directly or through third-party distributors to end-users in eight sectors—food and lodging, food and beverage, building service contractors, education, retail, healthcare, industrial and other. During fiscal year 2006, no end-user customer accounted for more than 4% of our global consolidated net sales.

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

Retail. Retail end-users include supermarkets, drug stores, discounters, hypermarkets, and wholesale clubs.

Healthcare. Healthcare end-users include both private and public hospitals, long-term care facilities and other facilities where medical services are performed.

Industrial. Industrial end-users include factories, industrial plants, including paper and pulp plants and water treatment facilities, and offices, primarily in our North American operating segment.

Other. End-users in this sector include cash and carry establishments, government institutions and on-premise laundries. Cash and carry customers are stores in which professional end-users purchase products for their own use.

We sell our products and systems in domestic and international markets through company-trained sales and service personnel, who also advise and assist customers in the proper and efficient use of products and systems in order to meet a full range of cleaning and sanitation needs. We sell our products in more than 160 countries either directly to end-users or through a network of distributors, wholesalers and third-party intermediaries. We employ a direct sales force to market and sell our products. We contract with local third-party distributors on an exclusive and non-exclusive basis. We estimate that direct sales to end-users by our sales force typically account for about half of our net sales, with indirect sales through third-party channels accounting for the other half.

In our larger customer sectors, such as food processing, the supply of cleaning, hygiene and appearance enhancing products involves more than the physical distribution of detergents. In these sectors, customers may contract for the provision of a complete hygiene system, which includes products as well as safety and application training, safety and hygiene consulting, hygiene auditing and after-sales services. We employ specialized sales people who are trained to provide these specific services and, through our tailored cleaning solutions approach, we are able to address the specific needs of these customers.

For additional financial information regarding key financial measures of our business, including net sales and long-lived assets by geographical location, see Note 29 to our consolidated financial statements, included elsewhere in this report.

Raw Materials

Suppliers for our cleaning, hygiene and appearance enhancing products provide raw materials, packaging components, equipment, accessories and contract manufactured goods. The key raw materials we use in our business are surfactants, polymers and resins, fragrances, solvents, caustic soda, waxes, chelates and phosphates. Packaging components include bag-in-the-box containers, bottles, corrugated boxes, drums, pails, totes, aerosol cans, caps, triggers and valves. Equipment and accessories include dilution control, ware washing and laundry equipment, floor care machines, air care dispensers, mops, buckets, carts and other items used in the maintenance of a facility.

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

Competition

The worldwide market for our products, though fragmented, is highly competitive. Our principal competitor on a worldwide basis is Ecolab, Inc. (“Ecolab”), which is the major supplier of cleaning and sanitizing products in the institutional and industrial cleaning and sanitation industry. Ecolab has significant capacity, technology, expertise and financial resources, which enables it to compete effectively with us. We also face significant competition from numerous national, regional and local companies within some or all of our product lines in each sector that we serve. Many of these companies have increased in size as a result of recent consolidations in the industry. Barriers to entry and expansion in the institutional and industrial cleaning and sanitation industry are low. Other competitors in the market include The Procter & Gamble Company and The Clorox Company, which have expanded into the institutional sector from their bases in consumer products, and Kimberly-Clark Corporation, which has expanded from paper accessories into personal care and washroom products.

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

Foreign Operations

We conduct business operations through subsidiaries of our geographic regions in North America, Europe, Japan, Latin America and Asia Pacific. Because our business has significant manufacturing operations, sales offices and research and development activities in foreign locations, fluctuations in currency exchange rates may have a significant impact on our consolidated financial statements. To a large extent, we use currency netting and forward foreign currency contracts to offset these fluctuations.

In addition, our foreign operations are potentially subject to a number of unique risks and limitations, including: exchange control regulations, wage and price controls, employment regulations, regulatory approvals, foreign investment laws, import and trade restrictions, and governmental instability. See “Item 1A. Risk Factors – We are subject to risks related to our operations outside of North America” and “Item 1A. Risk Factors – Fluctuations in exchange rates may materially adversely affect our business, financial condition, results of operations and cash flows.”

Proprietary Rights; Research and Development

We believe that the Johnson housemark and the Diversey trademark are important to our business. SCJ has granted us a license to use specified trade names, housemarks and trademarks that incorporate “Johnson,” including “Johnson Wax Professional,” and to use the “Johnson” name, with our owned trade name “Diversey,” in the commercial and industrial channels of trade. See “Item 13. Certain Relationships and Related Transactions and Director Independence.” We own the Diversey trademark and have registrations of that trademark in various jurisdictions. These registrations are renewable, potentially indefinitely, as long as we continue to use the Diversey trademark. Other than the Johnson and Diversey marks, we do not believe that our overall business is materially dependent on any individual trade name, trademark or patent.

In connection with our acquisition of the DiverseyLever business in May 2002, we entered into several license agreements with Unilever under which Unilever granted us a license of specified trademarks, patents, design rights, copyrights and know-how used in the DiverseyLever business, including the “Lever” name, that were retained by Unilever. In addition, under a transferred technology license agreement, we have granted a license to Unilever to use specified intellectual property rights and patents and registered designs that were transferred to us in the acquisition. The licenses granted under these agreements generally terminate with the expiration of the particular patent, design right, copyright or know-how, unless terminated earlier. With respect to the Lever mark, the license terminated in most geographies in 2006, with certain regional extensions through December 2007.

Manufacturing expertise and innovative technologies are important to our business. In particular, our ability to compete effectively is materially dependent upon the technology used in the manufacturing process. We conduct most of our research and development activities at our research facilities located in Sturtevant, Wisconsin, Santa Cruz, California, Sharonville, Ohio, Utrecht, the Netherlands and Muenchwilen, Switzerland. We also have regional development and application support in our Asia Pacific region, Latin America region, Japan and other locations in Europe. Through our research, we aim to improve the production processes in our manufacturing facilities, as well as to develop new, more innovative and competitive products, applications and processes and to provide technical assistance to customers to help them improve their operations. In addition, we have entered into a technology disclosure and license agreement with SCJ, under which each party may disclose to the other new technologies that it develops internally, acquires or licenses from third parties.

Substantially all of our principal products have been developed by our research and development and engineering personnel. Research and development expenses were $60.5 million, $56.5 million and $60.9 million, respectively, for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004.

Employees

As of March 2, 2007, we employed over 11,000 employees, of which about 2,200 were located in the United States.

About 3% of our employees in the United States are covered by a collective bargaining agreement, which expires in April 2007. In Europe, the majority of our employees are represented by labor unions and are covered by collective bargaining agreements. Collective bargaining agreements are generally renewable on an annual basis. In several European countries, local co-determination legislation or practice requires employees of companies that are over a specified size, or that operate in more than one European country, to be represented by a works council. Works councils typically meet between two and four times a year to discuss management plans or decisions that impact employment levels or conditions within the company, including closures of facilities. Certain employees in Australia, Japan, Latin America, New Zealand and South Africa also belong to labor unions and are covered by collective bargaining agreements. Local employment legislation may impose significant requirements in these and other jurisdictions, including consultation requirements.

We believe that we have a satisfactory working relationship with organized labor and employee works councils around the world, and have not had any major work stoppages since incorporation in 1997.

Environmental Regulation

Our operations are regulated under a number of federal, state, local and foreign environmental, health and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air, soil and water as well as the use, handling, storage and disposal of these materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), as well as analogous state, local and foreign laws. Compliance with these environmental laws is a major consideration for us because we use hazardous materials in some of our manufacturing processes. In addition, because we are a generator of hazardous wastes, we, along with any other person who disposes or arranges for the disposal of our wastes, may be subject to financial exposure for costs associated with an investigation and any remediation of sites at which we have disposed or arranged for the disposal of hazardous wastes if those sites become contaminated, even if we fully complied with applicable environmental laws at the time of disposal. Furthermore, process wastewater from our manufacturing operations is discharged to various types of wastewater management systems. We may incur significant costs relating to contamination that may have been, or is currently being, caused by this practice. We are also subject to numerous federal, state, local and foreign laws that regulate the manufacture, storage, distribution and labeling of many of our products, including some of our disinfecting, sanitizing and antimicrobial products. Some of these laws require us to have operating permits for our production facilities, warehouse facilities and operations, and we may not have some of these permits or some of the permits we have may not be current. In the event of a violation of these laws, we may be liable for damages and the costs of remedial actions and may also be subject to revocation, non-renewal or modification of our operating and discharge permits, and revocation of product registrations. Any revocation, non-renewal or modification may require us to cease or limit the manufacture and sale of products at one or more of our facilities and may have a material adverse effect on our business, financial condition, results of operations and cash flows. Environmental laws may also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, which also may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Environmental regulations most significant to us are summarized below:

Toxic Substances. We are subject to various federal, state, local and foreign laws and regulations governing the production, transport and import of industrial chemicals. Notably, the Toxic Substances Control Act gives the U.S. Environmental Protection

Agency (“EPA”) the authority to track, test and/or ban chemicals that may pose an environmental or human-health hazard. We are required to comply with certification, testing, labeling and transportation requirements associated with regulated chemicals. To date, compliance with these laws and regulations has not had a material adverse effect on our business, financial condition, results of operations or cash flows.

Pesticide Regulation. Some of our facilities are subject to various federal, state, local and foreign laws and regulations governing the manufacture and/or use of pesticides. We manufacture and sell certain disinfecting and sanitizing products that kill micro-organisms, such as bacteria, viruses and fungi. These products are considered “pesticides” or “antimicrobial pesticides” and, in the United States, are governed primarily by the Federal Insecticide Fungicide and Rodenticide Act, as amended by the Food Quality Protection Act of 1996. To register these products, we must meet various efficacy, toxicity and labeling requirements and must pay initial and ongoing registration fees. In addition, some states or foreign jurisdictions may impose taxes on sales of pesticides. Although the cost of maintaining and delays associated with pesticide registration have increased in recent years, compliance with the various laws and regulations governing the manufacture and sale of pesticides has not had a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Environmental Remediation and Proceedings. We may be jointly and severally liable under CERCLA or its state, local or foreign equivalent for the costs of environmental contamination on or from our properties and at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous wastes. Along with several other potentially responsible parties (“PRPs”) we are currently involved in waste disposal site clean-up activities at eight sites in the United States. Generally, CERCLA imposes joint and several liability on each PRP that actually contributed hazardous waste to a site. Customarily, PRPs will work with the EPA to agree on and implement a plan for site investigation and remediation. Based on our experience with these environmental proceedings, our estimate of the contribution to be made by other PRPs with the financial ability to pay their shares, and our third party indemnification rights at certain sites (including indemnities provided by SCJ), we believe that our share of the costs at these eight sites will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Many of the environmental laws and regulations discussed above apply to properties and operations of the DiverseyLever business that we acquired from Unilever in May 2002. Under the acquisition agreement, Unilever made representations and warranties to us with respect to the DiverseyLever business and has agreed to indemnify us for damages in respect of breaches of its warranties and for specified types of environmental liabilities if the aggregate amounts of damages meet various dollar thresholds. Unilever will not be liable for any damages resulting from environmental matters (1) in the case of known environmental matters or breaches, that are less than $250,000 in the aggregate, and (2) in the case of unknown environmental matters or breaches, that are less than $50,000 individually and $2 million in the aggregate.

In the case of clause (1) above, we will bear the first $250,000 in damages. In the case of clause (2) above, once the $2 million threshold is reached, Unilever will not be liable for any occurrence where the damages are less than $50,000 or for the first $1 million of damages that exceed the $50,000 per occurrence threshold. In no event will Unilever be liable for any damages arising out of or resulting from environmental claims that exceed $250 million in the aggregate. We have submitted notification to Unilever regarding certain former DiverseyLever locations and may provide additional notification in the future.

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

Environmental Permits and Licensing. In the ordinary course of our business, we are continually subject to environmental inspections and monitoring by governmental enforcement authorities. In addition, our production facilities, warehouse facilities and operations require operating permits that are subject to renewal, modification, and, in specified circumstances, revocation. While we believe that we are currently in material compliance with existing permit and licensing requirements, we may not be in compliance with permit or licensing requirements at some of our facilities. Based on available information and our indemnification rights, we believe that costs associated with our permit and licensing obligations will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

In addition, we are subject to various federal, state, local and foreign laws and regulations that regulate products manufactured and sold by us for controlling microbial growth on humans, animals and processed foods. In the United States, these requirements are generally administered by the U.S. Food and Drug Administration (“FDA”). The FDA regulates the manufacture and sale of food, drugs and cosmetics, which includes antibacterial soaps and products used in food preparation establishments. The FDA requires companies to register antibacterial hand care products and imposes specific criteria that the products must meet in order to be marketed for these regulated uses. Before we are able to advertise our product as an antibacterial soap or food-related product, we must generate, and maintain in our possession, information about the product that is consistent with the appropriate FDA monograph. FDA monographs dictate the necessary requirements for various product types such as antimicrobial hand soaps. In addition, the FDA regulates the labeling of these products. If the FDA determines that any of our products do not meet its standards for an antibacterial product, we will not be able to market the product as an antibacterial product. Some of our business operations are subject to similar restrictions and obligations under an order of the U.S. Federal Trade Commission which was issued in 1999 and will remain in effect until at least 2019.

To date, the cost of complying with product registration and compliance has not had a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this annual report on Form 10-K, certain risk factors should be considered carefully in evaluating our business. The risk factors include, but are not limited to, those discussed below. These and many other factors described in this report could adversely affect our results of operations, cash flows and financial condition.

We may not realize the anticipated cost savings from the restructuring contemplated by the November 2005 Plan.

We anticipate significant cost savings as a result of our restructuring program announced in November 2005 (“November 2005 Plan”), which is expected to take two to three years to fully implement and includes redesigning our organization structure, closing a number of manufacturing and other facilities, outsourcing the majority of IT support worldwide, outsourcing financial services in Western Europe, and reducing our workforce by approximately 10%. In addition to the divestitures completed in 2006, which most notably included the divestiture of the Polymer Business, we are also considering the potential divestiture of, or exit from, certain other non-core or underperforming businesses.

Our ability to divest or exit non-core or underperforming businesses is limited by restrictions in the indentures for our senior subordinated notes, our senior secured credit facilities and the stockholders’ agreement among Holdings, Holdco and Unilever. See “The indentures for our senior subordinated notes, our senior secured credit facilities and the stockholders’ agreement among Holdings, Holdco and Unilever restrict our ability to engage in some business and financial transactions.” Further, restructuring programs are inherently risky given that a successful outcome is dependent on the ability to successfully execute and manage significant changes to the business. Our assumptions underlying estimates of anticipated cost savings from these restructuring initiatives may be inaccurate, and future business conditions and events may impede our ability to complete our restructuring initiatives. If we are unable to complete these initiatives in a timely manner, or if we do not realize the anticipated cost savings, our business, financial condition, results of operations and cash flows may be materially adversely affected.

Our substantial indebtedness may adversely affect our financial condition.

We have substantial indebtedness. As of December 29, 2006, we had total indebtedness of about $1.1 billion, consisting of $595.8 million of senior subordinated notes, $447.3 million of borrowings under our senior secured credit facilities, $16.8 million of other long-term borrowings and $35.6 million in short-term credit lines. In addition, we had $181.4 million in operating lease commitments, $1.9 million in capital lease commitments and $8.3 million committed under letters of credit that expire in fiscal year 2007.

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

The indentures for our senior subordinated notes and our senior secured credit facilities contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Those covenants include restrictions on, among others, the incurrence of indebtedness and liens, consolidations and mergers, the purchase and sale of assets, the issuance of stock, loans and investments, voluntary payments and modifications of indebtedness, and affiliate transactions. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of all of our indebtedness. See also “The indentures for our senior subordinated notes, our senior secured credit facilities and the stockholders’ agreement among Holdings, Holdco and Unilever restrict our ability to engage in some business and financial transactions.”

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

Our ability to make payments on our indebtedness and to fund planned capital expenditures, research and development efforts and other corporate expenses depend on our future operating performance and on economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized or that future borrowings will be available to us in an amount sufficient to enable us to repay our indebtedness or to fund our other needs. In order to repay our indebtedness and fund our planned capital expenditures, we must successfully implement our business strategy and the November 2005 Plan. If we are unable to do so, we may need to reduce or delay our planned capital expenditures or refinance all or a portion of our indebtedness on or before maturity. Any delay in our planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

Stockholders’ Agreement. Under the stockholders’ agreement that Holdings, Holdco and Unilever entered into in connection with the acquisition of the DiverseyLever business, Unilever must approve specified transactions and actions by Holdings and its subsidiaries, including us. Among the transactions and actions requiring Unilever’s approval are expenditures in excess of $50 million individually, or $100 million collectively (and $10 million individually for aggregation purposes) over a twelve month period, future borrowings, investments in new ventures, exiting specified lines of businesses, specified acquisitions and divestitures and the issuance of additional capital stock. See “Some decisions affecting our business require approval of Unilever” and “Item 13. Certain Relationships and Related Transactions and Director Independence—Relationships with Unilever.”

We face significant competition and expect to face more competition in the future.

The worldwide market for our products is highly competitive. Our principal competitor on a worldwide basis is Ecolab, which is the largest supplier of cleaning and sanitizing products to the institutional and industrial cleaning and sanitation industry. Ecolab has significant capacity, technology, expertise and financial resources, which enables it to compete effectively with us. We also face significant competition from numerous national, regional and local companies within some or all of our product lines in each sector that we serve. Many of these companies have increased in size as a result of recent consolidations in the industry. Barriers to entry and expansion in the institutional and industrial cleaning and sanitation industry are low. Other competitors in the market include The Procter & Gamble Company and The Clorox Company, which have expanded into the institutional sector from their bases in consumer products, and Kimberly-Clark Corporation, which has expanded from paper accessories into personal care and washroom products.

To achieve expected profitability levels, we must, among other things, maintain the service levels and competitive pricing necessary to retain existing customers and attract new customers. Our failure to address these challenges adequately could put us at a competitive disadvantage relative to our competitors.

The volatility of our raw material costs may adversely affect our operations.

The key raw materials we use in our business are surfactants, polymers and resins, fragrances, solvents, caustic soda, waxes, chelates and phosphates. The prices of many of these raw materials are cyclical and have recently reached record levels. Supply and demand factors, which are beyond our control, generally affect the price of our raw materials. We try to minimize the effect of price increases through production efficiency and the use of alternative suppliers. If we are unable to minimize the effects of increased raw material costs, our business, financial condition, results of operations and cash flows may be materially adversely affected.

We may lose substantial amounts in agency fees if our sales agency agreement with Unilever is terminated.

In connection with the DiverseyLever acquisition, we entered into a sales agency agreement with Unilever under which we have agreed to act as Unilever’s sales agent in specified territories for the sale into the institutional and industrial markets of Unilever’s consumer branded products. If we are unable to comply with our obligations under the sales agency agreement or if Unilever terminates that agreement for any other reason, including if we are insolvent or our sales drop below 75% of targeted sales for a given year, we may lose significant amounts in agency fees. Furthermore, a willful breach by us also obligates us to make additional payments. In addition, the sales agency agreement with Unilever expires in May 2007; however, we are currently in negotiations with Unilever to replace this arrangement prior to the expiration of the sales agency agreement. If the sales agency agreement is terminated prior to its scheduled termination date or we and Unilever are unable to agree to a mutually acceptable replacement agreement, we may lose substantial amounts in agency fees, which may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have also entered into a supply agreement with Unilever under which we have agreed to manufacture some Unilever consumer branded products that we sell on behalf of Unilever under the sales agency agreement. If we fail to meet our supply obligations under the supply agreement and the failure causes our sales to drop below 75% of targeted sales, Unilever may terminate the sales agency agreement. If the supply agreement is terminated, we may lose substantial amounts in agency fees, which may have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to keep and protect our intellectual property rights, our ability to compete may be negatively impacted.

The market for our products depends to a significant extent upon the goodwill associated with our brand names. We currently hold licenses under agreements with SCJ to sell certain SCJ products and to use specified technology, trade names, housemarks and brand names of SCJ incorporating “Johnson,” including “Johnson Wax Professional” and the “Johnson” name, including “Johnson” with our owned trade name “Diversey,” in the institutional and industrial channels of trade. If our rights under these license agreements are terminated, we may lose the ability to sell specified SCJ products or to use these brand names and technology, which may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We are subject to risks related to our operations outside of North America.

We have substantial operations outside of North America, which mainly consists of our U.S. operations. In the fiscal year ended December 29, 2006, approximately 72% of net sales were derived outside of North America. We face risks related to our foreign operations such as:

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

In addition, we are required to maintain compliance with financial covenants under our senior secured credit facilities. The covenants are measured in U.S. dollar terms; therefore, an adverse shift in currency exchange rates may cause us to be in breach of these covenants, which, if not cured or waived, may result in the acceleration of all of our indebtedness.

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

Our success depends largely on the efforts and abilities of our management team and other key personnel. Their experience and industry contacts significantly benefit us, and we need their expertise to execute on-going restructuring activities. If any of our senior management or other key personnel ceases to work for us, our business, financial condition, results of operations and cash flows may be materially adversely affected.

We are subject to a variety of environmental and product registration laws that expose us to potential financial liability and increased operating costs.

Our operations are regulated under a number of federal, state, local, and foreign environmental, health and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air, soil and water as well as the use, handling, storage and disposal of these materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act and CERCLA, as well as analogous state, local, and foreign laws. Compliance with these environmental laws is a major consideration for us because we use hazardous materials in some of our manufacturing processes. In addition, because we are a generator of hazardous wastes, we, along with any other person who disposes or arranges for the disposal of our wastes, may be subject to financial exposure for costs associated with an investigation and any remediation of sites at which we have disposed or arranged for the disposal of hazardous wastes if those sites become contaminated, even if we fully complied with applicable environmental laws at the time of disposal. Furthermore, process wastewater from our manufacturing operations is discharged to various types of wastewater management systems. We may incur significant costs relating to contamination that may have been, or is currently being, caused by this practice. We are also subject to numerous federal, state, local, and foreign laws that regulate the manufacture, storage, distribution and labeling of many of our products, including some of our disinfecting, sanitizing and antimicrobial products. Some of these laws require us to have operating permits for our production facilities, warehouse facilities and operations and we may not have some of these permits or some of the permits we have may not be current. Various state, local and foreign jurisdictions also require us to register our products and to comply with specified requirements with respect to those products. In the event of a violation of any of these laws, we may be liable for damages and the costs of remedial actions, and may also be subject to revocation, non-renewal or modification of our operating and discharge permits and revocation of our product registrations. Any revocation, modification or non-renewal may require us to cease or limit the manufacture and sale of products at one or more of our facilities, and may have a material adverse effect on our business, financial condition, results of operations and cash flows. Any revocation, non-renewal or modification may also result in an event of default under the indentures for our senior subordinated notes, the indenture for the senior discount notes of Holdings and our senior secured credit facilities, which, if not cured or waived, may result in the acceleration of that indebtedness.

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

We expect significant future environmental compliance obligations in our European facilities as a result of a European Community Directive “Integrated Pollution Prevention and Control” enacted on September 24, 1996. The directive imposes several requirements related to integrated pollution prevention and control on chemical manufacturing businesses throughout Europe and requires companies to obtain authorization or permits from governmental authorities before carrying out specified activities at facilities located in these countries. This directive became effective in October 1999 for all new facilities and for existing facilities that undergo a substantial change that may have a significant negative impact on the environment. The directive will be effective for all existing facilities in 2007. Our environmental capital expenditures, costs and operating expenses will be subject to evolving regulatory requirements and will depend on the timing of the effectiveness of requirements in these various jurisdictions. As a result of the directive, we may be subject to an increased regulatory burden, and we expect significant future environmental compliance obligations in our European facilities. This directive may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We will not receive indemnification from Unilever for breaches of warranty or for environmental costs under the acquisition agreement until the aggregate amount of damages exceeds agreed dollar thresholds.

Under the acquisition agreement for the DiverseyLever business, Unilever made warranties to us with respect to the DiverseyLever business. In addition, Unilever agreed to indemnify us for damages in respect of breaches of its warranties and for specified types of environmental liabilities if the aggregate amount of damages meets various dollar thresholds. Unilever will not be liable for any damages resulting from environmental matters (1) in the case of known environmental matters or breaches, that are less than $250,000 in the aggregate, and (2) in the case of unknown environmental matters or breaches, that are less than $50,000 individually and $2 million in the aggregate. In the case of clause (1) above, we will bear the first $250,000 in damages. In the case of clause (2) above, once the $2 million threshold is reached, Unilever will not be liable for any occurrence where the damages are less than $50,000 or for the first $1 million of damages that exceed the $50,000 per occurrence threshold. In no event will Unilever be liable for any damages arising out of or resulting from environmental claims that exceed $250 million in the aggregate. Unilever’s indemnification obligations for environmental matters will terminate on May 3, 2008. As a result, if we incur damages or liabilities that do not meet the indemnity thresholds under the acquisition agreement, or if the aggregate limits on indemnity payments under the acquisition agreement become applicable, we would not be entitled to indemnity from Unilever and would be required to bear the costs ourselves. We cannot be certain that we will have sufficient funds available to bear these costs. Further, the payment of these costs may have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, we have submitted indemnification claims to Unilever regarding three former DiverseyLever locations and may file additional claims in the future. Although Unilever has acknowledged receipt of the indemnification claims, it has not notified us as to whether it will indemnify us for those claims. There can be no assurance that we will be able to recover any amounts relating to these indemnification claims, or any future indemnification claims, from Unilever. If we are unable to recover costs relating to the sites for which we seek indemnification, we cannot be certain that we will have sufficient funds to bear these costs relating to environmental matters, which may have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We are party to various agreements with SCJ, including a trademark license agreement, a technology disclosure and license agreement, supply and manufacturing agreements and several leases. See “Item 13. Certain Relationships and Related Transactions and Director Independence.” Under the trademark license agreement, SCJ has granted us the right to sell certain SCJ products and to use specified technology, trade names, housemarks and brand names incorporating “Johnson,” including “Johnson Wax Professional” and the “Johnson” name, including “Johnson” with our owned trade name “Diversey,” which we believe are important to our business. Further, our rights to sell products, including DiverseyLever products, in some channels of trade that are not exclusively institutional and industrial, which we refer to as “cross-over” channels of trade, are subject to the approval of SCJ, in its sole discretion, under the trademark license agreement. SCJ’s approval is needed to continue sale of certain “restricted products” (Unilever branded products) into “cross-over” channels when the current sales agency agreement with Unilever expires in May 2007 (we are currently in negotiations with Unilever to replace this arrangement prior to the expiration of the agreement). Failure to receive such approval could remove our ability to sell certain products into certain channels and accounts. Our sales in these channels of trade have historically been significant.

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

In connection with the DiverseyLever acquisition in 2002, we entered into agreements with Unilever, including transitional services, license and supply agreements. See “Item 13. Certain Relationships and Related Transactions and Director Independence.” If Unilever fails to observe its commitments under these agreements, we may not be able to operate in accordance with our business plans and we may incur additional costs. Any failure by Unilever to observe its obligations may have a material adverse effect on our business, financial condition, results of operations and cash flows. If these agreements are terminated before the end of their terms, we may not be able to obtain similar services, intellectual property or products on the same terms from third parties or at all.

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

Unilever beneficially owns one-third of the common stock of Holdings. Also, two of the eleven members of the board of directors of Holdings are officers of Unilever. As a result, conflicts of interest may arise with respect to business dealings between us and Unilever. Under the stockholders’ agreement among Unilever, Holdco and Holdings, Unilever generally must approve specified transactions and actions by Holdings and its subsidiaries, including us. Among the transactions and actions requiring Unilever approval are capital expenditures in excess of $50 million individually, or $100 million collectively (and $10 million individually for aggregation purposes) with other transactions entered into in the immediately preceding twelve month period, future borrowings, investments in new ventures, exiting specified lines of business, specified acquisitions and divestitures and the issuance of additional capital stock. While Unilever does not have the ability to exercise control or decisive influence over our strategic business affairs,

Unilever may prevent us from engaging in specified transactions or acts that may be beneficial to our business or that may be in our long-term best interest. Because the stockholders’ agreement does not contain any arbitration or tie-breaking provisions, if we have disagreements with Unilever, we have no remedies or procedures to challenge its veto rights. As with any similar arrangement, differences in views between Unilever and us may result in delayed decisions or the failure to agree on major matters, each of which may have a material adverse effect on our business, financial condition, results of operations and cash flows.

General economic downturns are likely to have an adverse impact on our business, financial condition, results of operations and cash flows.

General economic downturns adversely impact some of our end-users, such as hotels, restaurants, food and beverage processors and other end-users that are sensitive to business travel and leisure. These end-users typically reduce their volume of purchases of cleaning, hygiene and appearance enhancing products during economic downturns. Any future general economic downturn would likely have an adverse impact on our business, financial condition, results of operations and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We have a total of 37 manufacturing facilities in 24 countries, including Brazil, Canada, China, France, Germany, India, Italy, Japan, the Netherlands, Spain, Switzerland, Turkey, the U.K. and the U.S. One of our principal manufacturing facilities is located at Waxdale in Sturtevant, Wisconsin. We lease this manufacturing facility from SCJ under leases expiring in 2009, with renewal options. See “Item 13. Certain Relationships and Related Transactions and Director Independence—Relationships with S.C. Johnson & Son—Leases.” Our corporate and North American headquarters are located in Sturtevant, Wisconsin. We believe our facilities are in good condition and are adequate to meet the existing production needs of our businesses.

The following table summarizes our principal plants and other physical properties that are important to our business. Unless indicated otherwise, all owned properties listed below are subject to mortgages.

	Approximate Square Feet Occupied					Primary Segment Used In (3)
Location	Owned		Leased		Principal Activity
United States:
Madera, California			90,000		Manufacturing and warehouse	North America
Santa Cruz, California			75,000		Manufacturing and research and development	North America
Sharonville, Ohio	284,000				Manufacturing and research and development	North America
Mt. Pleasant, Wisconsin			365,000		Warehousing logistics	North America
Sturtevant, Wisconsin			180,000	(2)	Manufacturing	North America
Sturtevant, Wisconsin	278,000				International headquarters, data center, and research and development	Other
Watertown, Wisconsin	125,000				Manufacturing	North America

International:
Villa Bosch, Argentina	77,000				Manufacturing	Latin America
Socorro, Brazil	123,000	(1)	97,000		Manufacturing	Latin America
London, Ontario, Canada	193,000				Manufacturing	North America
Guangdong, China	75,000				Manufacturing	Asia Pacific
Villefranche-sur-Soane, France	181,000	(1)			Manufacturing	Europe
Kirchheimbolanden, Germany	302,000		86,000		Manufacturing	Europe
Nalagarh, India	19,000				Manufacturing	Asia Pacific
Bagnolo, Italy	594,000	(1)			Manufacturing	Europe
Shizuoka-Ken, Kakegawa, Japan	115,000				Manufacturing	Japan
Tsukuba, Japan	25,000	(1)			Manufacturing	Japan
Enschede, The Netherlands	289,000				Manufacturing	Europe
Utrecht, The Netherlands	44,000		68,000		Office and research and development	Europe
Valdemoro, Spain			45,000		Manufacturing	Europe
Munchwilen, Switzerland	112,000				Manufacturing and research and development	Europe
Gebze, Turkey			50,000		Manufacturing	Europe
Cotes Park, United Kingdom	583,000				Manufacturing and warehouse	Europe

(1)	Property not mortgaged

(2)	Leased from SCJ

(3)	In general, our manufacturing facilities primarily serve the segment listed in the table above. However, certain facilities manufacture products for export to other segments, which use or sell the product.

ITEM 3.	LEGAL PROCEEDINGS

We are party to various legal proceedings in the ordinary course of our business which may, from time to time, include product liability, intellectual property, contract, environmental and tax claims as well as government or regulatory agency inquiries or investigations. While the final outcome of these proceedings is uncertain, we believe that, taking into account our insurance and reserves and the valid defenses with respect to legal matters currently pending against us, the ultimate resolution of these proceedings will not, individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 2, 2007, there were 24,422 shares of our common stock outstanding. Holdings owns all of the outstanding shares of our common stock, except for one share owned by SCJ. There is no established public trading market for our common stock.

The following table sets forth the amount of ordinary cash dividends we paid to our stockholders in fiscal years 2006 and 2005 on a per share basis:

	2006	2005
March	—	107.16
May	—	107.31

	$—	$214.47

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

Our ability to pay dividends is restricted by covenants in the indentures governing our senior subordinated notes and in our senior secured credit facilities.

ITEM 6.	SELECTED FINANCIAL DATA

We report our results of operations on a 52/53 week year ending on the Friday nearest to December 31. Accordingly, references in this annual report to our fiscal year 2006 relate to the period from December 31, 2005 to December 29, 2006. Our fiscal year 2005 commenced on January 1, 2005 and ended on December 30, 2005. Our fiscal year 2004 commenced on January 3, 2004 and ended on December 31, 2004. Our fiscal year 2003 commenced on January 4, 2003 and ended January 2, 2004. Our fiscal year 2002 commenced on December 29, 2001 and ended on January 3, 2003. Operations included 52 weeks in fiscal years 2006, 2005, 2004 and 2003, and 53 weeks in fiscal year 2002.

We derived the following selected historical consolidated financial data from our consolidated financial statements as of and for the fiscal years ended December 29, 2006, December 30, 2005, December 31, 2004, January 2, 2004 and January 3, 2003. Those consolidated financial statements have been prepared under accounting principles generally accepted in the United States (“U.S. GAAP”). You should read the following selected historical consolidated financial data in conjunction with the financial statements and related notes included elsewhere in this annual report and with the information included in this annual report under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Except for Cash Flow and EBITDA measures, the selected historical data is presented on a continuing operations basis. The operational results and gains associated with the divestitures of Chemical Methods Associates, divested in September 2006, the Polymer Business divested in June 2006, and Whitmire Micro-Gen Research Laboratories, Inc., divested in June 2004, are presented in “Income from discontinued operations, net of tax.” Accordingly, fiscal years prior to fiscal year ended December 29, 2006 have been restated to conform to current year presentation.

	Fiscal Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004	January 2, 2004	January 3, 2003(1)
	(dollars in thousands)
Selected Income Statement Data:
Net sales:
Net product and service sales	$2,842,737	$2,854,417	$2,756,706	$2,535,797	$1,826,901
Sales agency fee income (2)	85,516	94,105	92,975	86,907	54,673
Cost of sales (4)	1,702,784	1,691,903	1,588,403	1,420,103	1,014,369
Gross profit	1,225,469	1,256,619	1,261,278	1,202,601	867,205
Selling, general and administrative expenses (3)(4)	1,159,242	1,104,940	1,059,829	1,018,828	733,794
Research and development expenses	60,526	56,533	60,928	57,938	45,330
Restructuring expenses	114,787	17,677	20,525	12,917	19,646
Operating profit (loss) (3)	(109,086)	77,469	119,996	112,918	68,435
Interest expense, net	107,583	133,997	117,876	123,875	84,302
Other (income) expense, net (3)	5,232	960	5,389	(6,905)	(15,114)
Income tax (benefit) provision	(87,085)	138,828	8,687	6,156	671
Minority interests in net income (loss) of subsidiaries	25	(65)	186	33	(178)
Loss from continuing operations	(134,841)	(196,251)	(12,142)	(10,241)	(1,246)
Income from discontinued operations, net of tax	253,123	29,654	25,808	34,382	30,814
Net income (loss)	$118,282	$(166,597)	$13,666	$24,141	$29,568

Selected Other Financial Data:
EBITDA (5)	$464,751	$303,629	$348,265	$327,943	$239,759
Depreciation and amortization	197,969	183,448	194,269	159,463	109,348
Capital expenditures (6)	93,195	92,169	129,802	135,153	111,886
Net cash provided by (used in) operating activities	(7,628)	135,170	198,776	275,678	231,020
Net cash provided by (used in) investing activities	391,964	(71,590)	(73,319)	(134,788)	(1,468,514)
Net cash provided by (used in) financing activities	(343,471)	74,718	(109,423)	(203,608)	1,360,875
Gross profit margin (7)	41.8%	42.6%	44.3%	45.9%	46.1%
Operating margin (8)	-3.7%	2.6%	4.2%	4.3%	3.6%

	As of
	December 29, 2006	December 30, 2005	December 31, 2004	January 2, 2004	January 3, 2003
	(dollars in thousands)
Selected Balance Sheet Data:
Cash and cash equivalents	$208,313	$158,186	$26,057	$21,153	$54,996
Accounts receivable, net	551,321	505,322	526,431	617,894	519,005
Inventories	261,015	251,692	251,929	232,504	228,358
Accounts payable	405,623	373,042	395,131	328,929	307,287
Working capital (9)	406,713	383,972	383,229	521,469	440,076
Property, plant and equipment, net	421,712	432,245	508,916	531,790	502,116
Total assets	3,302,772	3,308,893	3,612,009	3,665,327	3,383,385
Total debt, including current portion	1,095,545	1,406,262	1,342,555	1,488,830	1,474,203
Stockholders’ equity	944,671	728,178	1,045,825	994,895	833,033

(1)	In May 2002, we acquired the DiverseyLever business from Unilever. As a result of the acquisition, results for our fiscal year 2002 include eight months of DiverseyLever results.

(2)	Sales agency termination fees of $1.1 million, $7.7 million, $4.4 million, $1.8 million and $1.1 million were included in sales agency fees in fiscal years ended December 29, 2006, December 30, 2005, December 31, 2004, January 2, 2004 and January 3, 2003, respectively, of which, $4.1 million, $0.1 million and $0.4 million were reclassified from other (income) expense in fiscal years 2004, 2003 and 2002, respectively. The sales agency agreement was entered into in May 2002.

(3)	In March 2005, we reclassified gains and losses on fixed asset and product line disposals from other (income) expense to selling, general and administrative expenses. Accordingly, in the above selected historical consolidated financial data, (gains) losses on fixed asset and product line disposals of $0.2 million, $1.6 million and $0.4 million were reclassified to selling, general and administrative expenses for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003, respectively.

In March 2005, we reclassified gains and losses on business divestitures from other (income) expense to selling, general and administrative expenses. Accordingly, in the above selected historical consolidated financial data, (gains) losses on business divestitures of ($1.1) million, ($3.4) million and ($11.9) million were reclassified to selling, general and administrative expenses for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003, respectively.

(4)	In January 2005, in order to achieve alignment with our functional cost structure, we reclassified certain customer support costs. Accordingly, in the above selected historical consolidated financial data for the fiscal years ended December 30, 2005, December 31, 2004, January 2, 2004 and January 3, 2003, certain customer support costs of $0.9 million, $5.2 million, $4.1 million and $3.2 million, respectively, have been reclassified to cost of sales.

(5)	EBITDA is a non-U.S. GAAP financial measure, and you should not consider EBITDA as an alternative to U.S. GAAP financial measures such as (a) operating profit or net income as a measure of our operating performance or (b) cash flows provided by operating, investing and financing activities (as determined in accordance with U.S. GAAP) as a measure of our ability to meet cash needs.

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

	Fiscal Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004	January 2, 2004	January 3, 2003
	(dollars in thousands)
Net cash flows provided by (used in) operating activities	$(7,628)	$135,170	$198,776	$275,678	$231,020
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	96,185	76,116	3,664	(113,630)	(103,832)
Depreciation and amortization expense	(197,969)	(183,448)	(194,269)	(159,463)	(109,348)
Amortization of debt issuance costs	(5,848)	(28,738)	(12,464)	(13,126)	(5,951)
Interest accrued on long-term receivables–related parties	2,464	3,317	3,399	4,365	1,417
Changes in deferred income taxes	10,395	(157,983)	16,126	39,656	11,271
Gain from divestitures	234,974	667	2,099	3,372	11,921
Gain (loss) on property disposals	(581)	(5,715)	936	(12,026)	(11,626)
Compensation costs for long-term incentives	(393)	(5,136)	—	—	—
Other	(13,317)	(847)	(4,601)	(685)	4,696

Net income (loss)	118,282	(166,597)	13,666	24,141	29,568
Minority interests in net income (loss) of subsidiaries	25	(57)	285	262	(315)
Income tax provision	40,610	152,096	21,613	19,774	16,662
Interest expense, net	107,865	134,739	118,432	124,303	84,496
Depreciation and amortization expense	197,969	183,448	194,269	159,463	109,348

EBITDA	$464,751	$303,629	$348,265	$327,943	$239,759

(6)	Capital expenditures include expenditures for capitalized computer software.

(7)	Gross profit margin is gross profit as a percentage of net sales.

(8)	Operating margin is operating profit as a percentage of net sales.

(9)	Working capital is defined as net accounts receivable plus inventories less accounts payable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a leading global marketer and manufacturer of cleaning, hygiene and appearance enhancing products, equipment and related services for the institutional and industrial cleaning and sanitation market. We sell our products in more than 160 countries through our direct sales force, wholesalers and third-party distributors. Our sales are balanced geographically, with our principal markets being Europe, North America and Japan.

Except where noted and except for discussion on the consolidated statements of cash flows, the management discussion and analysis below reflect the results of continuing operations, specifically excluding the results from operations and the divestitures of the Chemical Methods Associates subsidiary (“CMA”), the Polymer Business, and Whitmire Micro-Gen Research Laboratories, Inc. (“Whitmire”), as discussed in Note 8 to the consolidated financial statements.

In the fiscal year ended December 29, 2006, net sales decreased by $20.3 million compared to the prior year. As indicated in the following table, excluding the impact of foreign currency exchange rates and acquisitions and divestitures, our net sales were relatively unchanged, growing by 60 basis points for the fiscal year ended December 29, 2006, compared to the prior year.

	Fiscal Year Ended
(dollars in thousands)	December 29, 2006	December 30, 2005	Change
Net sales	$2,928,253	$2,948,522	-0.7%
Variance due to:
Foreign currency exchange		(129)
Acquisitions and divestitures		(38,145)

		(38,274)

	$2,928,253	$2,910,248	0.6%

Net sales in the fiscal year ended December 29, 2006 was impacted by our decision to withdraw from a majority of the service-oriented laundry and ware washing business in the United States, which we announced in March 2006. Excluding the laundry and ware washing business in the United States, partial termination fees related to our sales agency agreement with Unilever, which increased sales in the fiscal year ended December 30, 2005 by $6.9 million, and the impact of a correction in the accounting treatment for certain equipment leases, which increased net sales by $15.3 million for the fiscal year ended 2005, the equivalent growth rate was 3.8% for the fiscal year ended 2006. Our core business in North America continues to perform well, and outside of North America, we continue to show net sales growth, primarily due to price increases taking hold in all business sectors and global geographic areas and the expansion of developing markets in Asia Pacific, Latin America, Central and Eastern Europe, Africa and the Middle East.

Our gross profit percentage declined 80 basis points in 2006 compared to the fiscal year 2005, as pricing actions taken in 2005 and the first half of 2006 have not fully recovered increases in key raw material costs and transportation costs. In November 2005, in response to the structural changes in the raw material markets that have given rise to the significant increases in our input costs, we announced a program (“November 2005 Plan”) to implement an operational restructuring of our Company. The program also considers the potential divestiture of, or exit from, certain non-core or underperforming businesses.

As mentioned above, we announced our intention to withdraw from a majority of the underperforming service-oriented laundry and ware washing business in the United States in March 2006, as part of our November 2005 Plan. As a result of this decision, the Company severed approximately 500 employees in 2006. In connection with this decision, we also announced the closure of our manufacturing facilities in East Stroudsburg, Pennsylvania and Cambridge, Maryland.

On June 30, 2006, as part of our November 2005 Plan, we completed the sale of our non-core business that was engaged in developing, manufacturing, and selling specialty polymers for use in the industrial print and packaging industry, industrial paint and coatings industry, and industrial plastics industry (the Polymer Business), to BASF Aktiengesellschaft (“BASF”) for approximately $470.0 million plus an additional $12.2 million for adjustments related to net asset value. Proceeds of $420.0 million were used to pay down debt in the quarter ended June 30, 2006.

On September 30, 2006, as a part of our November 2005 Plan, we completed the sale of our Chemical Methods Associates subsidiary (“CMA”), a manufacturer of dish machines for use in the food service industry, to Ali SpA, an Italian based manufacturer of equipment for the food service industry for $17.0 million. The purchase price is subject to various post-closing adjustments, principally with regard to changes in working capital. In December 2006, the Company recorded additional purchase price of approximately $0.3 million based on its preliminary assessment of closing working capital. Further adjustments are not expected to be significant and are anticipated to be finalized in the second quarter of 2007.

Furthermore, during fiscal year 2006, we made significant progress towards the operational restructuring of our Company in accordance with the November 2005 Plan. A number of key elements of this restructuring program were commenced or announced during the year, among them and of particular significance were:

•	the reorganization of our European operations around four sub-regions;

•	the reorganization of our global and regional marketing structures;

•	supply chain optimization projects;

•	the outsourcing of our IT support work;

•	the announcement of our intention to proceed with the outsourcing of financial services in Western Europe;

•

the announcement of our intention to terminate our contract with the company to which we currently outsource certain human resource functions, and move to new providers for payroll functions and human resource information systems;

•	the announcement of our intention to close the powder factory located in Bobigny, France; and

•

the announcement of our intention to close the Polinya factory in Barcelona and the reorganization of the Valdemoro factory in Madrid to improve capacity utilization of our manufacturing assets in Spain.

In connection with the aforementioned and other activities under the November 2005 Plan, we recorded restructuring charges of approximately $114.8 million, which consisted primarily of severance costs, for the fiscal year ended December 29, 2006. In addition, we recorded $121.9 million for selling, general and administrative costs and $4.3 million for cost of sales related to the November 2005 Plan for the fiscal year ended December 29, 2006, of which $41.8 million related to long-lived asset impairments, $11.1 million related to impairment of other tangible related non-cash items, and $73.3 million related to other period costs associated with restructuring activities, including consulting services of $36.2 million, information technology project costs of $22.0 million and employee retention, benefit and outplacement program costs of $9.5 million.

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

Revenue Recognition. We recognize revenue on product sales when risk of loss and title to the product is transferred to the customer. We record an estimated reduction to revenue for customer discount programs and incentive offerings, including allowances and other volume-based incentives. If market conditions were to decline, we may take actions to increase customer incentive offerings, possibly resulting in a reduction of gross profit margins in the period during which the incentive is offered. Revenues are reflected in the consolidated statement of operations net of taxes collected from customers and remitted to governmental authorities.

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

Goodwill and Long-Lived Assets. We periodically review long-lived assets, including non-amortizing intangible assets and goodwill, for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its estimated fair value. We also periodically reassess the estimated remaining useful lives of our amortizing intangible assets and our other long-lived assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in our consolidated financial statements. We annually complete an impairment analysis of goodwill and non-amortizing intangible assets. Moreover, where indicators of impairment are identified for long-lived assets, we prepare a future undiscounted cash flow analysis, determine any impairment impact and record, if necessary, a reduction in the affected asset(s). We performed the required impairment test for the fiscal years 2006 and 2005, and recorded charges of $0.2 million and $0.7 million, respectively, to selling, general and administrative expenses for the impairment of indefinite-lived assets. No material impairment of indefinite-lived intangible assets was determined in fiscal year 2004. In connection with the November 2005 Plan, we recorded impairment charges on certain intangible assets and long-lived assets of $41.8 million and $4.2 million, during the twelve months ended December 29, 2006, and December 30, 2005, respectively.

New Accounting Pronouncements

In January 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 157”). SFAS No. 159 is intended to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, and it does not establish requirements for recognizing dividend income, interest income or interest expense. It also does not eliminate disclosure requirements included in other accounting standards. The provisions of SFAS 159 are effective for the fiscal year beginning after November 15, 2007, which for the Company is its fiscal year 2008. The Company is currently evaluating the impact of the provisions of SFAS No. 159.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the fiscal year beginning after November 15, 2007, which is our fiscal year 2008. We are currently evaluating the impact of the provisions of SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158), an amendment of SFAS No. 87, 88, 106, and 132 (R). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Under SFAS No. 158, we will recognize the funded status of our defined benefit postretirement plans and provide required disclosures as of December 28, 2007, the end of our fiscal year 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position will be effective in fiscal year 2008. If we had adopted SFAS No. 158 at December 30, 2005, it would have recorded an increase in pension and post-retirement benefit liabilities and decrease in accumulated other comprehensive income of approximately $67.3 million. However, this impact could change materially as of December 28, 2007, due to changes in the discount rates used to measure plan obligations, the actual returns on plan assets, and other factors.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 18 (Income Taxes) to our consolidated financial statements, included elsewhere in this report, for further discussion.

For an additional discussion of our critical accounting policies and a discussion of new accounting pronouncements, see Note 2 to our consolidated financial statements included elsewhere in this report.

Fiscal Year Ended December 29, 2006, Compared to Fiscal Year Ended December 30, 2005

Net Sales:

	Fiscal Year Ended		Change
(dollars in thousands)	December 29, 2006	December 30, 2005	Amount	Percentage
Net product and service sales	$2,842,737	$2,854,417	$(11,680)	-0.4%
Sales agency fee income	85,516	94,105	(8,589)	-9.1%

	$2,928,253	$2,948,522	$(20,269)	-0.7%

•

The U.S. dollar remained largely unchanged against the euro and certain other foreign currencies during 2006, and consequently, changes in foreign exchange rates had a negligible impact on the decrease in net product and service sales compared to the prior year.

•

Excluding the impact of foreign currency exchange rates, acquisitions and divestitures, and sales agency fee income, net sales increased 1.0% in 2006 compared to the prior year, primarily due to price increases taking hold globally, a strong performance from North America’s core businesses and the expansion of developing markets in Asia Pacific, Latin America, Central and Eastern Europe, Africa and the Middle East, which more than offset the impact of our withdrawal from a majority of the service-oriented laundry and ware washing business in the United States.

•

In North America, net sales decreased 2.4% compared to the prior year. This sales decline reflects the impact of our withdrawal from a majority of the service-oriented laundry and ware washing business in the United States. Excluding the impact of the withdrawal from the service-oriented laundry and ware washing business and divestitures of other non-core businesses, our core North American business grew over 6%, driven by a balance of volume growth and price increases implemented in 2005 and 2006.

•

In our Europe, Africa and Middle East markets, net sales increased 2.7% compared to the prior year. This growth rate was impacted by a correction in the accounting treatment for certain equipment leases that increased net sales by $15.3 million in the first quarter of 2005. Excluding the impact of this adjustment, net sales in the region grew by 3.8% in 2006 compared to 2005. This growth was primarily due to price increases taking hold and increased sales volume in our Central European area and in developing countries in Eastern Europe, Africa and the Middle East.

•	In Asia Pacific, net sales increased 6.8% compared to the prior year, primarily due to growth in the food and beverage business and the lodging, retail and quick-service restaurant sectors.

•

In Latin America, net sales increased 8.2% compared to the prior year, driven by increased sales in most geographic areas, with growth from the food and beverage business, retail and lodging sectors and distribution, partially offset by lower health and hospitality sales in Mexico, where tourism has been adversely affected by hurricane damage, and the planned withdrawal from the cruise ship business in the Caribbean.

•

In Japan, net sales decreased by 5.2% compared to the prior year, primarily as a result of the restructuring of the service relationship at a core Japanese retail customer, the planned withdrawal from low margin filter sales in the food and beverage business and a change from direct selling to a joint venture for sales and distribution to select food service customers in the Tokyo metropolitan market.

•

Excluding the impact of foreign currency exchange rates, agency fee income under our sales agency agreement with Unilever decreased by $9.6 million, or 10.1%, in 2006, primarily as a result of an additional $6.9 million in partial termination fees recorded in 2005.

Gross Profit:

	Fiscal Year Ended		Change
(dollars in thousands)	December 29, 2006	December 30, 2005	Amount	Percentage
Gross profit	$1,225,469	$1,256,619	$(31,150)	-2.5%
Gross profit as a percentage of net sales:	41.8%	42.6%

•	Changes in foreign exchange rates had a negligible impact on the decrease in gross profit during 2006 compared to the prior year.

•

The decline in gross profit in 2006 was primarily due to pricing actions taken in 2005 and in the first half of 2006 not fully offsetting the impact of raw material cost increases, which had a particularly strong impact on our floor care business, where acrylic-based polymers are common in product formulations. Gross profit was also adversely impacted by higher freight and transportation costs, primarily attributable to the rise in crude oil prices and changes in U.S. transportation legislation that has affected driver hours and carrier availability. In Europe, gross profit in the first quarter of 2005 included a correction in accounting treatment for certain equipment leases which increased our gross profit by $5.8 million. In addition, costs associated with the transition to a new logistics provider at one of our Asia Pacific operations contributed to the margin deterioration.

•	We continue to pursue cost reduction initiatives under our November 2005 Plan.

Operating Expenses:

	Fiscal Year Ended		Change
(dollars in thousands)	December 29, 2006	December 30, 2005	Amount	Percentage
Selling, general and administrative expenses	$1,159,242	$1,104,940	$54,302	4.9%
Research and development expenses	60,526	56,533	3,993	7.1%
Restructuring expenses	114,787	17,677	97,110	549.4%

	$1,334,555	$1,179,150	$155,405	13.2%

As a percentage of net sales:
Selling, general and administrative expenses	39.6%	37.5%
Research and development expenses	2.1%	1.9%
Restructuring expenses	3.9%	0.6%

	45.6%	40.0%

•	Changes in foreign exchange rates had a negligible impact on the change in operating expenses during 2006 compared to the prior year.

•

Excluding the impact of foreign currency and costs associated with our restructuring programs and reflecting the initial impact of our progress under the November 2005 Plan, selling, general and administrative costs declined $24.0 million compared to the prior year. The decline was due to controlled spending and accelerated savings from our November 2005 Plan, primarily in our North American and European business segments.

•	Excluding the impact of foreign currency, research and development expenses increased $4.1 million compared to the prior year.

•

Excluding the impact of foreign currency, restructuring expenses increased $96.8 million compared to the prior year, primarily due to employee severance and other expenses related to the November 2005 Plan, which were incurred by our North American and European business segments as well as our Corporate Center.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan during 2006, and since its inception in November 2005, is outlined below:

	Fiscal Year Ended		Total Project to Date
(dollars in thousands)	December 29, 2006	December 30, 2005
Reserve balance at beginning of period	$2,347	$—	$—
Restructuring costs charged to income	114,787	4,509	119,296
Liability adjustments	—	383	383
Payments of accrued costs	(46,909)	(2,545)	(49,454)

Reserve balance at end of period	$70,225	$2,347	$70,225

Period costs classified as selling, general and administrative expenses	$121,880	$15,648	$137,528
Period costs classified as cost of sales	4,314	—	4,314
Capital expenditures	17,943	971	18,914

•

During fiscal years 2006 and 2005, we recorded $114.8 million and $4.5 million, respectively, of restructuring costs related to our November 2005 Plan in our consolidated statements of operations. These costs consisted primarily of involuntary termination and other costs incurred by our North American and European business segments as well as our Corporate Center. In addition, during fiscal years 2006 and 2005, we recorded $121.9 million and $15.6 million, respectively, of selling, general and administrative expenses and $4.3 million and $0, respectively for cost of sales, of which $41.8 million and $0, respectively, related to long-lived asset impairments, $11.1 million and $0, respectively, related to impairment of other tangible related non-cash items and $73.3 million and $15.6 million, respectively, related to other period costs associated with restructuring activities. The increase in these expenses over the prior year was mainly due to restructuring initiatives at our North American and European segments as well as charges incurred at the Corporate Center.

•

In connection with the acquisition of the DiverseyLever business, we recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. During fiscal years 2006 and 2005, we paid cash of $2.7 million and $16.5 million, respectively, representing contractual obligations associated with involuntary terminations and lease payments on closed facilities, primarily in Europe and North America. The restructuring reserve balances associated with the exit plans and the acquisition-related restructuring plans was $2.8 million and $5.7 million as of December 29, 2006 and December 30, 2005, respectively. We continue to make cash payments representing contractual obligations associated with involuntary terminations and lease payments on closed facilities.

•

Based on the continued historical U.S. tax losses and the anticipated additional expenses to be incurred in the U.S. as part of the November 2005 Plan, the Company continued to conclude that it was not more likely than not that U.S. deferred tax assets would be fully realized. Accordingly, the Company recorded a charge for an additional U.S. valuation allowance of $2.1 million for continuing operations for the year ended December 29, 2006. The Company does not believe the valuation allowances recorded in fiscal years 2005 and 2006 are indicative of future cash tax expenditures. If the November 2005 Plan produces the results anticipated by management, the Company anticipates that all or a portion of the valuation allowance would reverse in future periods, similar to the partial reduction of valuation allowance in discontinued operations for fiscal year 2006 related to the divestiture of the former Polymer Business segment.

Non-Operating Results:

	Fiscal Year Ended		Change
(dollars in thousands)	December 29, 2006	December 30, 2005	Amount	Percentage
Interest expense	$120,578	$142,853	$(22,275)	-15.6%
Interest income	(12,995)	(8,856)	(4,139)	46.7%

Net interest expense	$107,583	$133,997	$(26,414)	-19.7%
Other expense, net	5,232	960	4,272	445.0%

•

Net interest expense decreased during 2006 compared to the prior year period. In 2005, we recorded $8.7 million of interest expense due to the ineffectiveness of our EURIBOR-based interest rate swap agreements arising from the repayment of the euro portion of our term loan B in April 2005. Also in 2005, we wrote off $11.7 million of unamortized debt issuance costs in connection with the December 2005 amendments to our senior secured credit facilities. In addition, interest expense in 2006 was lower than the prior year due to lower average net debt levels in 2006.

•	Other expense, net, increased compared to the prior year, primarily due to higher net losses from foreign currency translation and transactions.

Income Taxes:

	Fiscal Year Ended		Change
(dollars in thousands)	December 29, 2006	December 30, 2005	Amount	Percentage
Income (loss) from continuing operations, including minority interests, before income taxes and discontinued operations	$(221,926)	$(57,423)	$(164,503)	286.5%
Provision for (benefit from) income taxes	(87,085)	138,828	(225,913)	-162.7%
Effective income tax rate	39.2%	-241.8%

•

In fiscal year 2006, the provision for income taxes decreased from the prior year primarily due to the Company’s ability to claim tax benefit for continuing operations for the use of the current year U.S. and state losses and U.S. foreign tax credits to offset tax on the gain from the divestiture of the Polymer Business segment. In addition, as a result of the Tax Increase Prevention and Reconciliation Act of 2006, the Company has determined that earnings of certain foreign subsidiaries are no longer subject to immediate U.S. tax and will now be considered permanently reinvested. A decrease in income tax expense results as the foreign subsidiaries were, collectively, subject to a rate of tax lower than the U.S. statutory tax rate. These income tax benefits were partially offset by charges to income tax expense for an increase in valuation allowance on U.S. tax credits and losses of international subsidiaries.

•

In fiscal year 2005, the negative effective tax rate on a pre-tax loss is primarily due to charges for increases in valuation allowances against U.S. and international deferred tax assets of $140.2 million and $11.6 million, respectively, and because a tax benefit could not be claimed for book goodwill considered disposed as part of divestitures occurring in fiscal year 2005.

Net Income:

We recorded net income of $118.3 million in fiscal year 2006 compared to a net loss of $166.6 million in fiscal year 2005. The difference of $284.9 million was primarily due to the gain of $235.9 million (net of tax) on the sale of our Polymer Business, a decrease in the income tax provision on continuing operations of $225.9 million, and a decrease in net interest expense of $26.4 million. These factors were partially offset by an increase of $179.3 million in restructuring costs and other period costs associated with the November 2005 Plan, primarily in North America, Europe, and the Corporate Center, as well as raw material cost increases not fully offset by pricing actions in the North American, European, and Asia Pacific regions.

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

EBITDA for fiscal year 2006 was $464.8 million, which increased by $161.1 million in 2006 compared to the prior year, primarily due to the divestiture of the Polymer Business, which increased EBITDA by $352.9 million, partially offset by a $137.5 million increase in restructuring costs and period costs included in selling, general and administrative costs related to our November 2005 Plan, primarily in North America, Europe, and the Corporate Center, and raw material cost increases not fully offset by pricing actions. In addition, EBITDA in fiscal year 2005 included a correction in accounting treatment for certain equipment leases in Europe which increased our EBITDA by $5.8 million. For a reconciliation of EBITDA to net cash flows provided by operating activities, see “Item 6. Selected Financial Data.”

Fiscal Year Ended December 30, 2005, Compared to Fiscal Year Ended December 31, 2004

Net Sales:

	Fiscal Year Ended		Change
(dollars in thousands)	December 30, 2005	December 31, 2004	Amount	Percentage
Net product and service sales	$2,854,417	$2,756,706	$97,711	3.5%
Sales agency fee income	94,105	92,975	1,130	1.2%

	$2,948,522	$2,849,681	$98,841	3.5%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar contributed $39.1 million to the increase in net product and service sales in 2005 compared to 2004.

•	Excluding the impact of foreign currency exchange rates and acquisitions and divestitures, consolidated net sales increased 2.5% in 2005 compared to the prior year.

•

Excluding the impact of foreign currency exchange rates and acquisitions and divestitures and sales agency fee income, net sales increased 2.6% in 2005 compared to the prior year. The net sales growth was primarily due to price increases taking hold in all business sectors and global geographic areas, and expansion of developing markets in Asia Pacific, Latin America, Central and Eastern Europe, Africa and the Middle East.

•

In North America, net sales increased by 3.4% compared to the prior year, reversing the recent trend of flat to declining revenues. The North America sales growth was primarily attributable to key customer wins and pricing actions and more than offset regional challenges related to industry consolidation and changes in customer purchase practices. The price increases were introduced globally late in 2004 and continued throughout fiscal year 2005 in response to rising raw material costs.

•

In our European region, net sales increased by 1.4% compared to the prior year, primarily due to sales growth in developing countries in Central and Eastern Europe, Africa and the Middle East and a correction in accounting treatment for certain equipment leases which increased our European net sales by $15.3 million compared to the prior year. These favorable factors were partially offset by softening economies in key countries and continuing consolidation in key market sectors, including distribution, building service contractors and food and beverage.

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

Gross Profit:

	Fiscal Year Ended		Change
(dollars in thousands)	December 30, 2005	December 31, 2004	Amount	Percentage
	$1,256,619	$1,261,278	$(4,659)	-0.4%
Gross profit as a percentage of net sales:	42.6%	44.3%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar increased gross profit by $19.8 million in 2005 compared to the prior year.

•

The reduction in gross profit in fiscal year 2005 compared to the prior year was primarily due to the impact of increased crude oil and natural gas costs on the cost of raw materials, particularly in our floor care business where acrylic based polymers are common in product formulations. Margin deterioration was particularly pronounced in Latin America, Europe, and North America where margins decreased approximately 10%, 5%, and 4%, respectively. Gross profit was also adversely impacted by higher freight and transportation costs, primarily attributable to the rise in crude oil prices and changes in U.S. transportation legislation that has affected driver hours and carrier availability. To a lesser extent, gross profit was impacted by a change in product and services mix, reflecting a relative increase in lower margin sales to our food and beverage sector, which is not expected to continue, and a strategic shift towards increased solutions selling, which has a different business model than most of our operations. These decreases were partially offset by a correction in accounting treatment for certain equipment leases which increased our European gross profit by $5.8 million compared to the prior year.

Operating Expenses:

	Fiscal Year Ended		Change
(dollars in thousands)	December 30, 2005	December 31, 2004	Amount	Percentage
Selling, general and administrative expenses	$1,104,940	$1,059,829	$45,111	4.3%
Research and development expenses	56,533	60,928	(4,395)	-7.2%
Restructuring expenses	17,677	20,525	(2,848)	-13.9%

	$1,179,150	$1,141,282	$37,868	3.3%

As a percentage of net sales:
Selling, general and administrative expenses	37.5%	37.2%
Research and development expenses	1.9%	2.1%
Restructuring expenses	0.6%	0.7%

	40.0%	40.0%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar increased operating expenses by $12.1 million in 2005 compared to the prior year.

•

Selling, general and administrative expenses as a percentage of net sales were flat compared to the prior year. Excluding the impact of foreign currency, selling, general and administrative expenses increased $33.2 million compared to the prior year period. The impact from global cost containment and reduction programs, a settlement with Unilever related to indemnified legal costs ($2.5 million) in North America and a change in estimate for environmental reserves ($2.9 million) at the Corporate Center based on updated exposure studies offset general inflationary pressures, compensation expense from the cancellation of our global long-term incentive plan ($5.1 million), certain employee separation costs ($3.6 million) at the Corporate Center, a loss on divestiture of the European and Canadian commercial laundry businesses ($3.5 million) and certain contract termination fees ($3.0 million) at the Corporate Center.

•

Excluding the impact of foreign currency, research and development expenses decreased $4.7 million compared to the prior year, primarily in Europe due to a planned slowing of ongoing and planned projects in anticipation of the November 2005 Plan.

•

Excluding the impact of foreign currency, restructuring expenses decreased $2.7 million compared to the prior year, primarily due to the timing of employee severance and exit cost payments and the wind-down of activity related to the DiverseyLever acquisition integration, partially offset by severance costs of $4.5 million related to the November 2005 Plan recorded in fiscal year 2005 and primarily affecting the Corporate Center ($1.6 million) and Europe ($1.8 million).

Restructuring and Integration:

A summary of all costs associated with the restructuring and integration programs for fiscal year 2005, fiscal year 2004, and since the DiverseyLever acquisition in May 2002, is outlined below. The reserve balance shown below reflects the aggregate reserves for all restructuring and integration projects, including the November 2005 Plan.

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

•

In November 2005, we announced the November 2005 Plan, which includes a redesign of our organization structure, the closure of a number of manufacturing and other facilities and a workforce reduction of approximately 10%, in addition to previously planned divestitures. In fiscal year 2005, we incurred $4.5 million in restructuring expenses, primarily affecting the Corporate Center ($1.6 million) and Europe ($1.8 million) and all of which were severance related, and $15.6 million in selling, general and administrative costs related to period expenses associated with restructuring activities mainly at our Corporate Center ($13.0 million) and our Japanese business ($1.5 million).

•

The combination of historical U.S. tax losses and the additional expenses to be incurred in the U.S. as part of the November 2005 Plan caused us to reconsider the need for a valuation allowance against our deferred tax assets. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. In certain cases, the negative evidence associated with historical losses cannot be overcome by management’s expectation of future taxable income. Based on the historical U.S. tax losses and the anticipated additional expenses to be incurred in the U.S. as part of the November 2005 Plan, management determined that it was no longer more likely than not that U.S. deferred tax assets would be fully realized. Accordingly, we recorded a charge for an additional valuation allowance of $140.2 million in 2005. If the November 2005 Plan produces the results anticipated by management, all or a portion of the valuation allowance would reverse in future periods.

Non-Operating Results:

	Fiscal Year Ended		Change
(dollars in thousands)	December 30, 2005	December 31, 2004	Amount	Percentage
Interest expense	$142,853	$124,134	$18,719	15.1%
Interest income	(8,856)	(6,258)	(2,598)	41.5%

Net interest expense	$133,997	$117,876	$16,121	13.7%
Other expense, net	960	5,389	(4,429)	-82.2%

•

Net interest expense increased in 2005, primarily due to one-time charges associated with repayment of the euro portion of the term loan B in connection with an April 2005 amendment to our senior secured credit facilities, including the write-off of accumulated losses associated with our EURIBOR-based interest swap agreements ($8.7 million), and the write-off of unamortized debt issuance costs ($11.7 million) from the April 2005 and December 2005 debt amendments, partially offset by gains recognized on the ineffective EURIBOR-based interest swap agreements subsequent to the repayment of the term B loan ($3.2 million), a reduction in the interest rate spread on the term B loan resulting from the February 2004 and April 2005 amendments to our senior secured credit facilities and higher interest income from short-term investments.

•	Other expense, net, decreased compared to the prior year period, primarily due to lower net losses from foreign currency translation and transactions.

Income Taxes:

	Fiscal Year Ended		Change
(dollars in thousands)	December 30, 2005	December 31, 2004	Amount	Percentage
Loss from continuing operations, including minority interests, before income taxes and discontinued operations	$(57,423)	$(3,455)	$(53,968)	1562.0%
Provision for (benefit from) income taxes	138,828	8,687	130,141	1498.1%
Effective income tax rate	-241.8%	-251.4%

•

In fiscal year 2005, the provision for income taxes increased as compared to the prior year primarily due to charges for increases in valuation allowances against U.S. and international deferred tax assets of $140.2 million and $11.6 million, respectively, and because a tax benefit could not be claimed for book goodwill considered disposed as part of divestitures occurring in fiscal year 2005. The valuation allowance at December 30, 2005 was determined in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The combination of historical U.S. tax losses and the anticipated additional expenses to be incurred in the U.S. as part of the November 2005 Plan caused the Company to reconsider the need for a valuation allowance against its U.S. deferred tax assets. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. In certain cases, the negative evidence associated with historical losses cannot be overcome by management’s expectation of future taxable income. Based on the historical U.S. tax losses and the anticipated additional expenses to be incurred in the U.S. as part of the November 2005 Plan, it was no longer more likely than not that U.S. deferred tax assets would be fully realized. Accordingly, the Company recorded a charge for an additional valuation allowance of $140.2 million. If the November 2005 Plan produces the results anticipated by management, the Company anticipates that all or a portion of the valuation allowance would reverse in future periods.

•

In fiscal year 2004, the effective tax rate exceeds the U.S. statutory tax rate of 35% primarily due to the decision to begin remitting earnings of certain foreign subsidiaries to the U.S. parent company. An increase in income tax expense results from this decision since the foreign subsidiaries were, collectively, subject to a rate of tax lower than the U.S. statutory tax rate.

Net Income:

We recorded a net loss of $166.6 million in fiscal year 2005 compared to net income of $13.7 million in fiscal year 2004. The difference of $180.3 million was primarily due to an increase in the income tax provision ($130.1 million), a net increase in interest expense resulting from ineffective interest rate swap agreements ($5.5 million), the write-off of unamortized debt issuance costs ($11.7 million) associated with the April 2005 and December 2005 credit facility amendments, a loss on divestiture of the European and Canadian commercial laundry businesses ($3.5 million), compensation expense from the cancellation of our global long-term incentive plan ($5.1 million), certain employee separation costs ($3.6 million) at the Corporate Center and partial contract termination fees ($3.0 million) at the Corporate Center, as well as raw material cost increases. In addition, price increases introduced late in 2004 and throughout fiscal year 2005 did not fully offset rising raw material costs. These factors were partially offset by income from the correction in the accounting treatment for equipment leased to customers in Europe ($3.8 million), a gain on discontinued operations ($4.0 million), partial termination fees associated with our sales agency agreement with Unilever ($3.3 million, a change in estimate for environmental reserves ($2.9 million) and risk insurance reserves ($2.1 million) at the Corporate Center based on updated exposure studies, a settlement with Unilever related to indemnified legal costs ($2.5 million) in North America and the impact of cost reduction/containment programs.

EBITDA:

EBITDA for fiscal year 2005 was $303.6 million, which decreased by $44.6 million in 2005 compared to the prior year, primarily due to raw material cost increases. Price increases introduced late in 2004 and the first nine months of 2005 did not fully offset rising raw material costs. Also contributing to the decrease in EBITDA were a loss on divestiture of the European and Canadian commercial laundry businesses ($3.5 million), compensation expense from the cancellation of our global long-term incentive plan ($5.1 million), certain employee separation costs ($3.6 million) at the Corporate Center and partial contract termination fees ($3.0 million). These factors were partially offset by an increase from the correction in the accounting treatment for equipment leased to customers in Europe ($5.8 million), a gain on discontinued operations ($4.0 million), partial termination fees associated with our sales agency agreement with Unilever ($3.3 million), a change in estimate for environmental reserves ($2.9 million) and risk insurance reserves ($2.1 million) at the Corporate Center based on updated exposure studies, a settlement with Unilever related to indemnified legal costs ($2.5 million) in North America and the impact of cost reduction/containment programs. For a reconciliation of EBITDA to net cash flows provided by operating activities, see “Item 6. Selected Financial Data.”

Liquidity and Capital Resources

	Fiscal Year Ended		Change
(dollars in thousands)	December 29, 2006	December 30, 2005	Amount	Percentage
Net cash provided by (used in) operating activities	$(7,628)	$135,170	$(142,798)	-105.6%
Net cash provided by (used in) investing activities	391,964	(71,590)	463,554	-647.5%
Net cash used in financing activities	(343,471)	74,718	(418,189)	-559.7%
Capital expenditures	(93,195)	(92,169)	(1,026)	1.1%

			Change
	December 29, 2006	December 30, 2005	Amount	Percentage
Cash and cash equivalents	$208,313	$158,186	$50,127	31.7%
Working capital (1)	406,713	383,972	22,741	5.9%
Total debt	1,095,545	1,406,262	(310,717)	-22.1%

(1)	Working capital is defined as net accounts receivable, plus inventories less accounts payable.

•

The increase in cash and cash equivalents during fiscal year 2006 resulted primarily from cash proceeds from the $100.0 million delayed draw term loan facility and proceeds from divestitures, partially offset by cash used during the year to fund activities related to the November 2005 Plan, capital expenditures, a reduction in the utilization of the Receivables Facilities described under “Off-Balance Sheet Arrangements” and repayment of term debt.

•

The decrease in net cash provided by operating activities for fiscal year 2006 compared to the prior year was primarily due to cash payments related to our November 2005 Plan and the aforementioned reduction in the utilization of the Receivables Facilities.

•

The increase in net cash provided by (used in) investing activities in fiscal year 2006 compared to the prior year was primarily due to a $466.2 million increase in proceeds from divestitures, primarily related to the divestiture of the Polymer Business. Other than our investment in dosing and feeder equipment with new and existing customer accounts, the characteristics of our business do not generally require us to make significant ongoing capital expenditures. We may make significant cash expenditures in the next few years, however, in an effort to capitalize on cost savings opportunities.

•

The $343.5 million of net cash used in financing activities in fiscal year 2006 was primarily due to the repayment of $420.0 million of obligations under our term loan B facility using the majority of the proceeds from the divestiture of the Polymer Business, partially offset by the proceeds from borrowings on our $100.0 million delayed draw term loan facility.

•

The $74.7 million of net cash provided by financing activities in fiscal year 2005 was primarily due to proceeds from the December 2005 debt amendment of $193 million, partially offset by net repayments of debt from divestiture proceeds ($43.5 million), and dividends paid to Holdings ($40.4 million), most of which were related to the cancellation of our share-based long-term incentive compensation plan.

•

The increase in net working capital in fiscal year 2006 compared to the prior year was due to a $46.0 million increase in accounts receivable driven by the exit of our Italian subsidiary from our Receivables Facilities and a $9.3 million increase in inventories resulting from an inventory build in advance of factory closures and increased raw material costs, partially offset by a $32.6 million increase in accounts payable.

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

The senior secured credit facilities were amended and restated in December 2005. The amended facilities, among other things, permit the November 2005 Plan and modify the financial covenants contained in our previous credit facilities. The amended facilities consist of a revolving loan facility in an aggregate principal amount not to exceed $175 million, including a letter of credit sub-limit of $50 million and a swingline loan sub-limit of $30 million, that matures on December 16, 2010, as well as a term loan facility of up to $775 million that matures on December 16, 2011. In addition, the amended facilities include a committed delayed draw term facility of up to $100 million, which was fully drawn on July 14, 2006. The amended facilities also provide for an increase in the revolving credit facility of up to $25 million under specified circumstances. As of December 29, 2006, we had $8.3 million in letters of credit outstanding under the revolving portion of the senior secured credit facilities and therefore had the ability to borrow $166.7 million under those revolving facilities. All obligations under the credit facilities are secured by all the assets of Holdings, us and each of our subsidiaries of the Company (but limited to the extent necessary to avoid materially adverse tax consequences to us and our subsidiaries, taken as a whole, and by restrictions imposed by applicable law).

As of December 29, 2006, we had total indebtedness of about $1.1 billion, consisting of $595.8 million of senior subordinated notes, $447.3 million of borrowings under the senior secured credit facilities, $16.8 million of other long-term borrowings and $35.6 million in short-term credit lines. In addition, we had $181.4 million in operating lease commitments, $1.9 million in capital lease commitments and $8.3 million committed under letters of credit that expire in fiscal year 2007.

		Payments Due by Period:
Contractual Obligations	Total	2007	2008-2009	2010-2011	2012 and Thereafter
	(dollars in thousands)
Long-term debt obligations:
Term credit facilities	$464,066	$12,954	$30,112	$421,000	$—
Senior subordinated notes (1)	904,079	57,349	114,697	114,697	617,336
Operating leases	181,397	56,281	62,397	20,208	42,511
Capital leases	1,900	802	930	168
Purchase commitments (2)	34,730	8,350	14,360	12,020	—

Total contractual obligations	$1,586,172	$135,736	$222,496	$568,093	$659,847

(1)	Includes scheduled annual interest payments at 9.625%

(2)	Represents maximum penalties that would be contractually binding if we do not meet any portion of our volume commitments, primarily for the purchase of floor care related polymers.

We believe that the cash flows from continuing operations, including the effects of divestures made as part of the November 2005 Plan, together with available cash, borrowings available under our senior secured credit facilities, and the proceeds from our receivables securitization facility will generate sufficient cash flow to meet our liquidity needs for the foreseeable future, including the November 2005 Plan. We do not expect the divestitures of the Polymer Business and other businesses, made as part of the November 2005 Plan and included as part of continuing and discontinuing operations, to significantly impact our future liquidity or our ability to meet our debt service obligations. With regards to the divestiture of the Polymer Business, we anticipate that the interest savings from the repayment of the term B loan with $420.0 million of proceeds from the sale will largely offset the operating cash flows that would have been generated by this business. Please refer to our forward-looking statements and “Item 1A. Risk Factors” for potential risks associated with our restructuring programs.

We have obligations related to our pension and post-retirement plans which are discussed in detail in Notes 19 and 20 of the consolidated financial statements. As of the most recent actuarial measurement date, we anticipate making $50.7 million of contributions to pension plans in fiscal year 2007. Post-retirement medical claims are paid as they are submitted and are anticipated to be $4.3 million in fiscal year 2007.

Off-Balance Sheet Arrangements. We and certain of our subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001 whereby we and each participating subsidiary sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), our wholly owned, consolidated, special purpose, bankruptcy-remote subsidiary. JWPRC was formed for the sole purpose of buying and selling receivables generated by us and certain of our subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduit) less the applicable reserve. The accounts receivable securitization arrangement is accounted for under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities–A replacement of FASB Statement No. 125.” As of December 29, 2006 and December 30, 2005, our total potential for securitization of trade receivables was $75 million and $150 million, respectively.

In March 2006, the Receivables Facility was amended and restated to add a second conduit purchaser to the program and to allow the repurchase of the receivables of JP.

In July 2006, the Receivables Facility was amended to allow one of the conduit purchasers to exit the program, to allow the repurchase of the receivables of JohnsonDiversey SpA (Italy), and to reduce the total potential for securitization of trade receivables from $150 million to $75 million.

As of December 29, 2006 and December 30, 2005, the Conduit held $64.3 million and $97.9 million, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in our consolidated balance sheet.

As of December 29, 2006 and December 30, 2005, we had a retained interest of $78.1 million and $149 million, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheet at estimated fair value.

In fiscal year 2006, JWPRC’s cost of borrowing under the Receivables Facility was at a weighted average rate of 6.45% per annum.

Under the terms of our senior secured credit facilities, we must use any net proceeds from the Receivables Facility first to prepay loans outstanding under our senior secured credit facilities. In addition, the net amount of trade receivables at any time outstanding under this and any other securitization facility that we may enter into may not exceed $200 million in the aggregate.

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

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For our financial covenant period ended on December 29, 2006, we were in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the senior secured credit facilities.

Capital Expenditures. Capital expenditures are generally limited under the senior secured credit facilities to $150 million in fiscal year 2006 and to $130 million for subsequent fiscal years. To the extent that we make capital expenditures of less than the limit in any fiscal year, however, we may carry forward into the subsequent year the difference between the limit and the actual amount we expended, provided that the amounts we carry forward from the previous year will be allocated to capital expenditures in the current fiscal year only after the amount allocated to the current fiscal year is exhausted. As of December 29, 2006, we were in compliance with the limitation on capital expenditures for fiscal year 2006.

Restructuring Charges. The senior secured credit facilities limit the amount of cash payments (i) arising in connection with the November 2005 Plan at any time from fiscal year 2006 through the end of fiscal year 2009 to $355 million in the aggregate and (ii) arising in connection with permitted divestitures at any time from fiscal year 2006 through the end of fiscal year 2008 to $45 million. As of December 29, 2006, we were in compliance with the limitation on spending for restructuring and permitted divestiture related activities.

In addition, the senior secured credit facilities contain covenants that restrict our ability to declare dividends and to redeem and repurchase capital stock. The senior secured credit facilities also limit our ability to incur additional liens, engage in sale-leaseback transactions and incur additional indebtedness and make investments.

Senior Discount Notes of Holdings

In connection with the acquisition of the DiverseyLever business, our parent, Holdings, issued senior discount notes with a principal amount at maturity of $406.3 million to Unilever. In addition, Unilever received a one-third equity interest in Holdings. Under the indenture for the Holdings senior discount notes, the principal amount of the senior discount notes will accrete at a rate of 10.67% per annum through May 15, 2007. After May 15, 2007, interest will accrue on the accreted value of the senior discount notes at this rate, but will be payable in cash semiannually in arrears to the extent that we can distribute to Holdings the cash necessary to make the payments in accordance with the restrictions contained in the indentures for our senior subordinated notes and senior secured credit facilities. The failure by Holdings to make all or any portion of a semiannual interest payment on the senior discount notes will not constitute an event of default under the indenture for the senior discount notes if that failure results from our inability to distribute the cash necessary to make that payment in accordance with these restrictions. Instead, interest will continue to accrue on any unpaid interest at a rate of 10.67% per annum, and the unpaid interest will be payable on the next interest payment date on which we are able to distribute to Holdings the cash necessary to make the payment in accordance with the provisions contained in the indentures for the senior subordinated notes and the senior secured credit facilities. Holdings has no income from operations and no meaningful assets. Holdings receives all of its income from us and substantially all of its assets consist of its investment in us. The senior discount notes mature on May 15, 2013. In September 2003, Unilever sold the Holdings’ senior discount notes to certain institutional investors.

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

For further discussion of the related party transactions, see Note 25 to our consolidated financial statements and “Item 13. Certain Relationships and Related Transactions and Director Independence,” included elsewhere in this annual report.

Discontinued Operations

Chemical Methods Associates:

On September 30, 2006, in connection with its November 2005 Plan, we sold our equity interest in CMA to Ali SpA, an Italian-based manufacturer of equipment for the food service industry, for $17.0 million. The purchase price is subject to various post-closing adjustments, principally with regard to changes in working capital. In December 2006, the Company recorded additional purchase price of approximately $0.3 million based on its preliminary assessment of closing working capital. The sale resulted in a gain of approximately $2.3 million ($0.5 million after tax), net of related costs. Further adjustments are not expected to be significant and are anticipated to be finalized in the second quarter of 2007.

Effective during the third quarter of 2006, CMA, which was included in our North American business segment, was classified as a discontinued operation and, as such, we have made the required changes to the consolidated statement of operations and the consolidated balance sheet, which have been restated for prior periods. Due to the immaterial impact of the divestiture on the consolidated statement of cash flows, no adjustments or restatements for discontinued operations have been made for the periods presented.

Net sales from discontinued operations relating to CMA for the fiscal years ending 2006, 2005, and 2004 were as follows:

	Fiscal Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Net sales	$16,905	$18,583	$15,885

Income from discontinued operations relating to CMA for the fiscal years ending 2006, 2005, and 2004 were as follows:

	Fiscal Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Income from discontinued operations before taxes and gain from sale	$2,826	$2,803	$2,433
Taxes on income from discontinued operations	(986)	(1,090)	(968)
Gain on sale of discontinued operations before taxes	2,322	—	—
Taxes on gain from sale of discontinued operations	(1,825)	—	—

Income from discontinued operations	$2,337	$1,713	$1,465

Polymer Business:

On June 30, 2006, JP and Holdings II, our indirectly owned subsidiary, completed the sale of the Polymer Business to BASF for approximately $470.0 million plus an additional $8.1 million in connection with the parties’ estimate of purchase price adjustments that will be based upon the closing net asset value of the Polymer Business. Further, BASF paid us $1.5 million for the option to extend the tolling agreement (described below) by up to six months. We and BASF finalized the purchase price adjustments related to net asset value during the fourth quarter of 2006, resulting in an additional purchase price of approximately $4.1 million.

The Polymer Business developed, manufactured, and sold specialty polymers for use in the industrial print and packaging industry, industrial paint and coatings industry, and industrial plastics industry. The Polymer Business was a non-core asset and had been reported as a separate business segment. The sale resulted in a gain of approximately $352.9 million ($235.9 million after tax), net of related costs.

The Asset and Equity Purchase Agreement between JP, Holdings II and BASF refers to ancillary agreements governing certain relationships between the parties, including a Supply Agreement and Tolling Agreement, each of which is not considered material to our consolidated financial results.

Supply Agreement

A ten-year global agreement provides for the supply of polymer products to us by BASF. Unless either party provides notice of its intent not to renew at least three years prior to the expiration of the ten-year term, the term of the agreement will extend for an additional five years. The agreement requires that we purchase a specified percentage of related product from BASF during the term of agreement. Subject to certain adjustments, we have a minimum volume commitment during each of the first five years of the agreement.

The Polymer Business sold polymer product to us for $7.0 million and $22.7 million during the six months ended June 30, 2006 and twelve months ended December 30, 2005, respectively.

Tolling Agreement

A three-year agreement provides for the toll manufacture of polymer products by us, at our manufacturing facility in Sturtevant, Wisconsin, for BASF. The agreement may be extended by up to six months by either party. The agreement specifies product pricing and provides BASF the right to purchase certain equipment retained by us.

In association with the Tolling Agreement, we agreed to pay $11.4 million in compensation to SCJ, primarily related to pre-payments and the right to extend terms on the lease agreement at the Sturtevant, Wisconsin manufacturing location. We are amortizing $9.2 million of the payment into the results of the tolling operation over the term of the Tolling Agreement, with the remainder recorded as a reduction of the gain on discontinued operations.

We considered our continuing involvement with the Polymer Business, including the Supply Agreement and Tolling Agreement, concluding that neither the related cash inflows nor cash outflows were direct, due to the relative insignificance of the continuing operations to the disposed business.

Net sales from discontinued operations relating to the Polymer Business, excluding sales to us and including net sales related to the tolling agreement with BASF for the fiscal years ending 2006, 2005, and 2004, were as follows:

	Fiscal Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Net sales	$189,232	$343,185	$307,838

Income from discontinued operations relating to the Polymer Business for the fiscal years ending 2006, 2005, and 2004 were as follows:

	Fiscal Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Income from discontinued operations before taxes and gain from sale	22,019	$36,118	$33,224
Taxes on income from discontinued operations	(7,464)	(12,177)	(11,177)
Gain on sale of discontinued operations before taxes	352,907	—	—
Taxes on gain from sale of discontinued operations	(117,001)	—	—
Income from tolling operations	620	—	—
Taxes on income from tolling operations	(419)	—	—

Income from discontinued operations	$250,662	$23,941	$22,047

On May 1, 2006, in association with the divestiture of the Polymer Business, Holdings, Holdco, and Unilever amended and restated the stockholders’ agreement to provide for, among other things, share transfer restrictions, corporate governance, put and call options and rights of first offer and refusal and various other rights and obligations of the parties. In addition, the amendment and restatement adjusted the buyout formula relating to Unilever’s shares in Holdings to require an incremental payment of $30.0 million, plus interest (payable from put execution date) at the time of Unilever’s exit. The stockholders’ agreement also provides for the issuance of options to Unilever for the purchase of Holdings’ shares at exit, which following exercise, will result in the incremental payment to Unilever, by Holdco, of up to $40.0 million, plus interest.

Whitmire Micro-Gen Business:

In June 2004, we completed the sale of Whitmire Micro-Gen Research Laboratories, Inc. (“Whitmire”) to Sorex Holdings, Ltd., a European pest-control manufacturer headquartered in the U.K., for $46.0 million in cash and the assumption of certain liabilities.

The purchase agreement provided for additional earn-out provisions based on future Whitmire net sales, for which we recorded $0.1 million and $4.0 million during the three month periods ended March 31, 2006 and April 1, 2005, respectively. The income is included as a component of income from discontinued operations in the consolidated statements of operations.

Effective with the second quarter of 2004, Whitmire was classified as a discontinued operation in the consolidated statement of income with the prior periods restated.

Net sales from discontinued operations relating to Whitmire for the fiscal years ending 2006, 2005, and 2004 were as follows:

	Fiscal Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Net sales	$—	$—	$18,688

Income from discontinued operations relating to Whitmire for the fiscal years ending 2006, 2005, and 2004 were as follows:

	Fiscal Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Income from operations, net of tax	$—	$—	$1,330
Gain on sale, net of tax	124	4,000	966

Income from discontinued operations	$124	$4,000	$2,296

Acquisitions and Divestitures

Divestiture of Auto-Chlor Branch Operation:

In October 2006, in conjunction with its November 2005 Plan, the Company divested its Auto-Chlor branch operation in the southern United States, a business that marketed and sold low-energy dishwashing systems, kitchen chemicals, laundry and housekeeping products and services to foodservice, lodging, healthcare, and institutional customers, for $9.0 million, resulting in a net loss of $2.7 million ($1.8 million after tax). The net loss is included within selling, general and administrative expenses in the consolidated statements of operations. The purchase price is subject to post-closing adjustments, none of which are expected to be significant to the Company. Net sales associated with this business were approximately $16.7 million, $20.6 million, and $19.6 million for the fiscal years ended December 29, 2006, December 30, 2005, and December 31, 2004, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a result of our acquisition of the DiverseyLever business, we have a significant amount of indebtedness. In May 2002 in connection with the acquisition, we issued senior subordinated notes and entered into $1.2 billion senior secured credit facilities. The senior secured credit facilities were amended and restated in December 2005.

Interest Rate Risk

As of December 29, 2006, we had $447.3 million of debt outstanding under our senior secured credit facilities. After giving effect to the interest rate swap transactions that we have entered into with respect to some of the borrowings under our credit facilities, $255.8 million of the debt outstanding remained subject to variable rates. We also have entered into interest rate swap agreements with a notional value of €127.4 million that were related to the euro portion of the term loan B that was fully repaid in April 2005. As a result of the debt repayment, these interest rate swaps have been deemed ineffective and, therefore, must be marked-to-market at the end of each accounting period. Because of certain inter-company funding arrangements, we believe that these swaps provide an economic hedge to the incremental debt used to finance the repayment. In addition, as of December 29, 2006, we had $52.5 million of debt outstanding under foreign lines of credit, all of which were subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. At the above level of variable rate borrowings, we do not anticipate a significant impact on earnings in the event of a reasonable change in interest rates. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of the overall economic activity that could exist in such an environment.

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

During fiscal years 2006 and 2005 and through the date of this annual report, there were no disagreements with Ernst & Young LLP, our independent registered public accounting firm, on accounting principles or practices, financial statement disclosures, audit scope or audit procedures.

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

This information was important both for our controls evaluation and for Rule 13a-14 of the Exchange Act, which requires that the CEO and CFO disclose that information to our Audit Committee and to our independent registered public accounting firm, and report on that information and related matters in this section of the annual report. In the professional accounting literature, “significant deficiencies” are referred to as “reportable conditions,” which are control issues that could have a significant adverse effect on our ability to record, process, summarize and report financial data in the consolidated financial statements. A “material weakness” is defined in professional accounting literature as a particularly serious reportable condition whereby the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other control matters in the controls evaluation, and in each case, if an issue was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

During the third quarter of 2006, we determined that certain information relating to board-approved incentive plans and agreements that provided for compensation to named executive officers was not identified and reported to management in sufficient time to allow timely decisions regarding required disclosure. To address these issues, we took action to improve our Disclosure Controls, including educating employees regarding disclosure obligations and streamlining the procedures for communicating information regarding events that may require disclosure to senior management. We will continue to evaluate and implement corrective action, including instituting additional training programs, to improve the effectiveness of our Disclosure Controls.

Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this annual report, our Disclosure Controls are effective, including the additional controls instituted by us to address the issues discovered by us in the third quarter of 2006 and discussed above, to ensure that material information relating to JohnsonDiversey, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective in providing reasonable assurance that our financial statements are fairly presented in conformity with U.S. GAAP. In addition, no change in our internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of our directors and executive officers, their ages as of March 2, 2007, and their positions and offices:

Name	Age	Position
S. Curtis Johnson III	51	Director and Chairman
Edward F. Lonergan	47	Director, President and Chief Executive Officer
Joseph F. Smorada	60	Executive Vice President and Chief Financial Officer
Sanjib Choudhuri	58	Senior Vice President – Chief Development Officer
Gregory F. Clark	53	Senior Vice President – Global Value Chain
Stephen A. Di Biase	54	Senior Vice President – Chief Scientific Officer and Interim Senior Vice President – Human Resources
John W. Matthews	47	Senior Vice President – Corporate Affairs and Director, Office of the President
Scott D. Russell	44	Senior Vice President, General Counsel and Secretary
Pedro Chidichimo	48	Regional President – Europe, Middle East, Africa
Moreno Dezio	46	Regional President – Latin America
Thomas M. Gartland	49	Regional President – North America
Edward J. Kennedy	50	Regional President – Asia Pacific
David S. Andersen	46	Vice President – Global Business Development
Lori P. Marin	45	Vice President and Corporate Treasurer
Clive A. Newman	43	Vice President and Corporate Controller
Matt Peterson	42	Vice President and Chief Information Officer
Nabil Shabshab	41	Vice President – Chief Marketing Officer
Todd C. Brown	57	Director
Irene M. Esteves	48	Director
Robert M. Howe	62	Director
Helen P. Johnson-Leipold	50	Director
Clifton D. Louis	51	Director
Neal R. Nottleson	69	Director
Reto Wittwer	58	Director

S. Curtis Johnson III has been Chairman since February 1996. He also has been Chairman of Holdco since December 1999 and Chairman of Holdings since November 2001. Mr. Johnson joined SCJ in 1983 and became a general partner of Wind Point Partners, L.C., a $126 million venture capital partnership which he co-founded and in which SCJ was a major limited partner. He also served as Vice President—Global Business Development of SCJ from October 1994 to February 1996. Since joining SCJ in August 1983, Mr. Johnson has served in several other offices, including Vice President and Managing Director of Mexican Johnson, a subsidiary of SCJ, and Director—Worldwide Business Development. Mr. Johnson earned a Bachelor of Arts degree in Economics from Cornell University in 1977 and a Master of Business Administration in Marketing/Finance from Northwestern University in 1983. Mr. Johnson also serves as a director of Cargill, Incorporated and the World Wildlife Fund. He is a descendant of Samuel Curtis Johnson, the brother of Helen Johnson-Leipold and cousin of Clifton Louis, both directors of our company.

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

Sanjib Choudhuri has served as Senior Vice President – Chief Development Officer since September 2006. He was our Senior Vice President – Chief Marketing Officer from January 2006 until September 2006. He was our Senior Vice President – Global Strategy Development from February 2004 through December 2005. From May 2002 through February 2004, he was loaned to us from Unilever, serving as Vice President—Global Strategy Development. From 1991 through May 2002, Mr. Choudhuri served in various management positions at Unilever, most recently as Vice President—Knowledge Management from 1999 until May 2002. Mr. Choudhuri holds a Bachelor degree in Chemical Engineering from Indian Institute of Technology in India and a Master of Business Administration from the University of Western Ontario, Canada.

Gregory F. Clark has served as Senior Vice President – Global Value Chain (formerly referred to as “Supply Chain’) since January 2004. He was our Senior Vice President – Global Development and Customer Solutions from May 2002 until January 2004 and was our Vice President – Global Manufacturing and Sourcing from May 1999 until May 2002. From 1978 through May 1999, Mr. Clark served at SCJ in a variety of manufacturing, operations and financial positions domestically and internationally. Mr. Clark holds a Bachelor degree in Chemical Engineering from Purdue University and a Master of Business Administration from the University of Chicago.

Stephen A. Di Biase has served as Senior Vice President – Chief Scientific Officer since September 2004. In January 2007, he assumed additional responsibilities as the interim Senior Vice President Human Resources. From 1978 to August 2004, Dr. Di Biase served in various management positions at Lubrizol Corporation, a global provider of specialty chemicals and materials, most recently as Vice President – Emulsified Products from January 2001 until August 2004 and Vice President of Research, Development and Engineering from 1993 to January 2001. Dr. Di Biase holds a Ph.D. in Chemistry from Pennsylvania State University and a Bachelor degree in Chemistry from St. John Fischer College.

John W. Matthews has served as Senior Vice President – Corporate Affairs and Director, Office of the President since January 2007. Mr. Matthews was Vice President – Corporate Affairs from May 2002 until January 2007. Mr. Matthews has more than 20 years of experience in strategic communications, regulatory and public affairs. Prior to joining us, Mr. Matthews led the national Public Affairs Practice Group for the Foley & Lardner law firm based in Milwaukee. Mr. Matthews began his career as a news reporter, and then moved into government, eventually becoming chief of staff to former Wisconsin Governor Tommy Thompson. Mr. Matthews holds a Bachelor degree in Journalism from the University of Wisconsin – Whitewater.

Scott D. Russell has served as Senior Vice President, General Counsel and Secretary since January 2007. Mr. Russell has also served as the Vice President, General Counsel and Secretary of Holdings since January 2007. He was our Senior Counsel from May 2006 through December 2006. From May 1993 until October 2005, Mr. Russell was at RR Donnelley, a global full-service provider of print and related services, including business process outsourcing, most recently as Vice President, Deputy General Counsel and Assistant Secretary. From October 1988 to May 1993, he was an associate in the corporate practice group of Skadden, Arps, Slate,

Meagher & Flom LLP & Affiliates. Mr. Russell holds a Bachelor of Arts degree in Economics and Political Science from Alma College and a Juris Doctor degree from the University of Detroit School of Law.

Pedro Chidichimo has served as Regional President – Europe since October 2006. Mr. Chidichimo, who joined us in 1994, has served as Regional President – Latin America from July 2005 until October 2006, Vice President of our Southern & Andina Latin America sub-region from 2002 until June 2005, and as managing director of our Argentina operations from 1997 until June 2005. Mr. Chidichimo holds a Bachelor degree in Chemical Engineering from Universidad de Buenos Aires and a Master of Business Administration from Universidad Austral in Argentina.

Moreno G. Dezio has served as Regional President – Latin America since January 2007. Mr. Dezio has also served as Vice President North Europe & Managing Director U.K. from November 2005 to December 2006. From November 1996 through October 2005, Mr. Dezio served in numerous management positions, most recently as Vice President for Africa & Middle East from June 2002 until October 2005, Group Managing Director for Italy, Greece and Central Eastern Europe from November 1996 to May 2002. From March 1993 to October 1996 he served as Marketing Manager Europe for our predecessor, Johnson Wax Professional (“JWP”) and prior to that he covered several sales and marketing positions at SCJ and JWP.

Thomas M. Gartland has served as Regional President – North America since March 2003 and has been Vice President of Sales – Health and Hospitality since May 2002. From May 1998 until May 2002, Mr. Gartland served as Vice President – Business Development. Mr. Gartland has over twenty-six years of experience in the institutional and industrial cleaning, sanitation and hygiene industry, including more than twelve years of service with us and the former DiverseyLever business, where he held a variety of management positions, including Vice President – Corporate Accounts and Vice President – Sales and Marketing. Mr. Gartland holds a Bachelor degree from the College of St. Thomas.

Edward J. Kennedy has served as Regional President – Asia Pacific since October 2005. Prior to joining us, Mr. Kennedy was an independent consultant serving clients in the life science industry. Mr. Kennedy held many management positions from 1981 through 2001 at Bristol-Myers Squibb, a global pharmaceutical and health care related products company. His most recent positions at Bristol-Myers Squibb included Vice President – International for the ConvaTec Division from April 2000 through March 2001 and Vice President – Sales and Marketing for the Apothecon Division from May 1999 through April 2000. Mr. Kennedy holds a Bachelor degree in Civil Engineering from Syracuse University.

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

Lori P. Marin has served as Vice President and Corporate Treasurer since May 2005. Prior to joining us, Ms. Marin served as Managing Director of the Risk Services Group for Aon Corporation from June 2003 until May 2005. From September 1996 until January 2003, Ms. Marin served as Vice President and Treasurer of Keebler Foods Co. Ms. Marin has over 13 years of global treasury experience having also served as Director of Finance for Dominick’s Finer Foods, and over 10 years of experience as a commercial banker, having commenced her career as a First Scholar at The First National Bank of Chicago. Ms. Marin is a Certified Cash Manager and holds a Bachelor of Science in Finance from Washington University in St. Louis and a Master of Business Administration from the University of Chicago.

Clive A. Newman has served as Vice President and Corporate Controller since May 2002, upon the closing of the DiverseyLever acquisition. From 1986 until May 2002, Mr. Newman held various positions at Unilever, most recently as Controller and Vice President—Finance Europe for DiverseyLever from May 2001 until May 2002 and Finance Manager—Beverages for Unilever from 2000 until April 2001. Mr. Newman has over 12 years of experience in the institutional and industrial cleaning and hygiene industry. Mr. Newman holds a Bachelor degree in Economics from Leicester University in the U.K. and is an Associate of the Chartered Institute of Management Accountants.

Matt Peterson has served as Vice President and Chief Information Officer since July, 2005. From 2000 until 2005, Mr. Peterson held several senior information technology related positions with us including serving as Program Manager for the eSolutions group in 2000 and 2001, Director of IT for the North American business unit from 2002 until 2004, and Vice President of Global Business Applications from 2004 until 2005. Prior to joining us, Mr. Peterson served as a management consultant for Ernst & Young and Diamond Management and Technology Consultants and as Chief Operating Officer for Nuesoft Technologies, a startup technology firm. Mr. Peterson holds a Bachelor of Science degree in Accounting from Western Kentucky University and a Master of Business Administration degree from Emory University.

Nabil Shabshab has served as Vice President – Chief Marketing Officer since October 2006 after joining us as Vice President of Global Marketing a couple of months earlier. Mr. Shabshab brings 19 years of experience in general management, sales and marketing strategy, brand management, and consulting. Prior to joining us Mr. Shabshab served as Principal of Zyman Group, a leading international management consulting firm, from July 2004 until July 2006, as Vice President of Client Solutions & Consulting at Information Resources, Inc. from May 2002 until July 2004, and in various global sales and marketing positions with Fortune 100 companies such as Pfizer Pharmaceutical Company and the Coca-Cola Company. Mr. Shabshab holds a Bachelor of Science in Computer Science from the American Lebanese University and a Master of Business Administration degree from the Kellogg School of Management at Northwestern University in Chicago.

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

Irene M. Esteves has been a director since June 1998. Ms. Esteves has also been a director of Holdco since April 2000 and of Holdings since May 2002. Ms. Esteves has served as the Senior Vice President and Chief Financial Officer of Wachovia Corporation’s Capital Management Group since June 2006. Prior to this, she was the Chief Financial Officer of Putnam Investments, LLC, an asset management firm. Before joining Putnam, Ms. Esteves was with Miller Brewing Company for two years, first as the Corporate Controller & Director of International Finance, and then as Vice President – International Finance and Corporate Strategy. Prior to this, she spent thirteen years with SCJ in various finance and business development roles, last serving as Controller – North America Home Care. Ms. Esteves is also a director of The Timberland Company, a manufacturer of premium-quality footwear, apparel and accessories.

Robert M. Howe has served as a director since April 1996. Since November 2002, Mr. Howe has been the Chairman of Montgomery Goodwin Investments, LLC, a private investment and consulting firm. From April 2000 to September 2002, Mr. Howe was the Chairman of Scient, Inc., a provider of integrated e-Business strategy and technology services, and previously served as its Chief Executive Officer. In July 2002, Scient filed a petition under Chapter 11 of the U.S. Bankruptcy Code. Mr. Howe served on a special committee supervising the winding up of Scient’s business. From 1991 to 1998, Mr. Howe was with International Business Machines Corporation, last serving as General Manager of its global banking, financial and securities services business. He has been a director of NorthStar, a financial services industry consulting firm, since March 2003. He has also been a director of Symphony Services, an information technology consulting firm, since July 2004.

Helen P. Johnson-Leipold has served as a director since December 1999. Ms. Johnson-Leipold has also been a director of Holdco since April 2000 and of Holdings since May 2002. Since 1999, Ms. Johnson-Leipold has been the Chairman and Chief Executive Officer of Johnson Outdoors, Inc., a manufacturer and marketer of outdoor recreational equipment. In addition, since July 2004, she has been Chairman of Johnson Financial Group, a global financial services company. From 1995 through 1999, she was with SCJ in various executive positions, last serving as Vice President—Worldwide Consumer Products. Ms. Johnson-Leipold is a descendant of Samuel Curtis Johnson, the sister of S. Curtis Johnson III, the Chairman of our company, and cousin of Clifton Louis, another director of our company.

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

Code of Ethics

We and our employees operate under the values and principles defined in our “This We Believe” culture, which extends to our customers and users, the general public, our neighbors and the world community. We have adopted a Finance Officers Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. In addition and as a best practice, this code has been executed by all other key financial and accounting personnel. Furthermore, we have adopted a general code of business conduct for all of our directors, officers and employees, which is known as the JohnsonDiversey, Inc. Code of Ethics and Business Conduct. The Finance Officers Code of Ethics, the JohnsonDiversey, Inc. Code of Ethics and Business Conduct and other information regarding our corporate governance is available on our website (www.johnsondiversey.com), or free of charge by writing c/o Investor Relations at the address on the cover page of this annual report on Form 10-K. In addition to any reports required to be filed with the SEC, we intend to disclose on our website any amendments to, or waivers from, the Finance Officers Code of Ethics or the JohnsonDiversey, Inc. Code of Ethics and Business Conduct that are required to be disclosed pursuant to SEC rules. To date, there have been no waivers of the Finance Officers Code of Ethics or the JohnsonDiversey, Inc. Code of Ethics and Business Conduct.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis (CD&A)

Organization of Information

This Compensation Discussion and Analysis (“CD&A”) describes our executive compensation philosophy, programs and policies, and includes analysis on the compensation earned by our Named Executive Officers (“NEOs”) as detailed in the accompanying executive compensation tables. The CD&A covers the following topics:

•	Overview of the Role of the Compensation Committee in Executive Compensation

•	Executive Compensation Philosophy and Objectives

•	Compensation Elements and Pay Mix

•	Determining Compensation Levels

•	Executive Compensation Market Benchmarking and Peer Group

•	Program Components and Policies:

¡	Base Salary

¡	Annual Incentives

¡	Long-Term Incentives

¡	Executive Severance

¡	Executive Benefits and Perquisites

¡	Tax, Regulatory and Accounting Implications

•	Executive Compensation Tables and Supplemental Narrative Disclosures

•	Executive Agreements

•	Compensation Committee Report

•	Compensation Committee Interlocks and Insider Participation in Compensation Decisions

•	Director Compensation

Overview of the Role of the Compensation Committee in Executive Compensation

Our Compensation Committee charter gives the Compensation Committee responsibility over executive compensation matters. Our Compensation Committee is appointed by our Board of Directors, and is charged with approving and overseeing all executive compensation programs and policies. The Compensation Committee relies on management and outside advisors for staff work, contextual information and technical guidance in conducting its affairs. The Compensation Committee approves all compensation actions with respect to our NEO compensation.

Executive Compensation Philosophy and Objectives

Our executive compensation program is designed to attract, retain, and motivate high performing individuals through an integrated rewards package of compensation and benefits that is competitive with other companies in our marketplace and industry. We have adopted the following objectives as the foundation for our executive compensation philosophy:

•

Ensure that our total rewards program motivates and drives a pay for performance culture, including the successful execution of the company’s November 2005 Plan and the financial metrics established as part of the bank-approved financing plan.

•	Reward executives appropriately based on their job responsibilities and performance, individual contribution to the business, overall business performance, and local market considerations.

•	Ensure total rewards are externally competitive and administered with internal equity in mind.

•

Align total rewards to support our strategic objectives and align with shareholder interests. Specifically, we structure the terms of incentive compensation to include a performance hurdle that requires our company to meet debt obligations, with adequate cushion, before annual or long-term incentives are funded for executives. Our goal is to provide for a fair economic sharing between management and shareholders only when all performance hurdle requirements have been met and our bank-approved financing plan goals have been achieved.

•	Comply with all applicable laws and regulations.

Compensation Elements and Pay Mix

Our executive compensation program includes the following elements, all of which are described in more detail below.

1. Direct Compensation, which includes:

•	Base salary

•	Annual incentives

•	Long-term incentives

We structure our executives’ direct compensation to deliver a substantial portion of value through variable, performance-based annual and long-term incentives. The incentive components (both annual and long-term) are intended to motivate and reward sustained profitable growth, reinforce executive accountability and increase enterprise value for our shareholders. This is especially critical in light of our November 2005 Plan, the targeted goals and strategic priorities that we established for meeting our financial obligations and, ultimately, delivering long-term value to our shareholders. As a result of this emphasis on performance-based incentive pay, we expect direct compensation amounts to vary from year to year.

Although we have used equity-based incentives in the past, we currently award all of our long-term incentives in cash based on the achievement of our company’s profitability targets and aspects of our November 2005 Plan. However, we intend to return to equity-based incentives after we successfully complete our November 2005 Plan, as we believe that equity-based incentives best align the long-term interests of our executives with those of our shareholders.

2. Indirect Compensation, which includes:

•	Benefits

•	Perquisites

Our executives participate in benefit programs available broadly to all of our associates. We provide an annual flexible credit of $1,250 to all US-based employees, including our NEOs, to offset the cost of their optional benefits. In addition, we maintain certain executive benefit and perquisite programs that we believe are consistent with market practice. In keeping with our culture, the value of these programs do not make up a significant percentage of total executive compensation.

Determining Compensation Levels

The following are key factors we consider in determining compensation levels for our executives:

1.	Performance. We consider the performance of our company, as well as individual performance and contributions. Performance goals are defined annually, and we utilize a disciplined performance review process to ensure that our executives’ goals align with the achievement of our bank-approved financing plan and with our strategic priorities.

2.	Market competitiveness. We benchmark our executive positions to comparable jobs in the marketplace to understand what we need to pay to stay competitive. The process for conducting market benchmarking and determining market competitiveness is described in more detail in the material that follows.

3.	Cost. We review the cost of our executive rewards program for reasonableness in light of our financial condition and relative to our performance. In addition, as mentioned above, we structure the incentive components of our program so that we meet our debt obligations and restructuring expenses before executives earn incentives.

4.	Internal equity. We assess the relative value of our executive positions using factors such as responsibilities and performance, scope and impact, problem solving and leadership. Our goal is to compensate executives fairly and equitably based on each executive’s role and potential impact on our company’s success.

Executive Compensation Market Benchmarking and Peer Group

We are a market leader in our industry with a broad, diversified line of products and related services. As a result, we seek to attract and retain highly qualified executives from companies with a similar business mix and profile, but which are not necessarily direct business competitors. We use the following criteria to assist with the selection of peer companies for purposes of market benchmarking compensation for our executives:

•	Manufacturing companies

•	Comparable revenues

•	Global scope (measured by foreign sales as a percentage of total sales)

•	Growth orientation in terms of EBITDA and sales

•	Service, business-to-business and technology orientation

•	Source for executive talent

•	United States public companies (to access data)

Based on these factors, our current peer group consists of the following 20 companies:

Acuity Brands, Inc.	Goodrich Corporation
Avery Dennison Corporation	Lubrizol Corporation
Brunswick Corporation	Nalco Holding Company
Cabot Corporation	Sealed Air Corporation
Clorox Company	Sensient Technologies Corporation
Corn Products International, Inc.	ServiceMaster Company
Ecolab Inc.	Sigma-Aldrich Company
EMCOR Group Inc.	Snap-On Inc.
FMC Corporation	Westlake Chemical Corporation
H.B. Fuller Company	W.W. Grainger, Inc.

Our Compensation Committee last reviewed and approved our peer group in October 2006. At that time, we were in the mid-range of the peer group in terms of revenue. We intend to continue to review and refine our peer group annually.

In December of each year we review executive market total compensation for our Compensation Committee. We use our independent compensation consultant, W.T. Haigh & Company, to compare our executive compensation levels against compensation levels for similar executive positions in the peer group. In addition, we participate in an executive compensation study conducted by Hewitt Associates that includes similar companies based on various factors, including certain of the same criteria used to define our peer group. We use the comparisons made in this process to develop competitive market ranges for our executives for purposes of assessing overall market competitiveness.

Total Target Compensation Relative to Market Compensation

The total target compensation of our executives relative to market compensation varies based on performance. In general:

•	For attainment of business goals (target performance), we target direct compensation at the 50th percentile of the competitive market range, or slightly above.

•

For significant overachievement of business goals, we target direct compensation closer to the 75th percentile of the competitive market range, with a higher relative positioning to market for annual and long-term incentives than for base salary.

•

For underachievement of business goals, we target direct compensation below the 50th percentile of the competitive market range as our incentive components are structured to deliver below mid-market incentive levels for underperformance of goals.

Program Components and Policies

Base Salary

Our goal is to pay base salaries in the mid-range of the competitive market. We review the base salaries of our executives annually with any salary increases taking effect April 1 of each year. Any salary increase is generally based on the executive’s performance within specific areas of accountability, as well as market competitiveness and budget considerations.

Annual Incentives

Our annual incentives are designed to recognize and reward outstanding performance, achievements and contributions to fiscal year results and focus attention on specific challenges and opportunities as defined by and aligned with our strategy.

We currently administer three incentive plans for our executives in pursuit of these objectives:

1.	Performance Bonus Opportunity (“PBO”) Plan. The PBO Plan is our annual goal-based incentive plan for executives.

2.	Restructuring Incentive Plan. The Restructuring Incentive Plan is a one-time program developed for 2006 and 2007 that is targeted at select executives with direct and measurable impact on our November 2005 Plan.

3.	Transition Performance Award Plan. The Transition Performance Award (“TPA”) Plan is a discretionary incentive program for all legacy Johnson employees. Actual performance is measured against annual financial targets. The TPA Plan was discontinued as of December 29, 2006 for executives eligible for the PBO Plan. Messrs. S. Curtis Johnson, Lawton, Raley, and Ms. Brandes participated in the TPA Plan and their 2006 compensation is reflected in the Summary Compensation Table. No other NEOs participated in the TPA Plan during 2006.

1. Performance Bonus Opportunity Plan

Our PBO Plan is a goal-based program for executives. Each year, goals are established and approved by our Compensation Committee. The following are the performance categories and weightings applicable for 2006:

•	EBITDA before tangible and intangible asset impairment charges and other period costs associated with our restructuring activity (40% weighting)

•	Sales growth (20% weighting)

•	Cash flow (20% weighting)

•	Personal objectives (20% weighting)

Target awards and potential payouts are defined for each executive and reviewed and approved annually by our Compensation Committee. The following table presents the 2006 annual incentive opportunities for our NEOs:

PBO AWARD OPPORTUNITY (% OF BASE SALARY)

Name	Minimum	Target	Maximum
Ed Lonergan	0%	100%	200%
S. Curtis Johnson	0%	100%	200%
Joseph Smorada	0%	65%	130%
JoAnne Brandes	0%	65%	130%
Thomas Gartland	0%	65%	130%

2006 Additional Individuals that Qualify:

Gregory Lawton	N/A	N/A	N/A
J. Gary Raley	0%	50%	100%

Our PBO incentive design includes a threshold financial performance hurdle that must be met before any incentives can be earned under this plan. This ensures that adequate funds are available to satisfy outstanding debt and restructuring obligations and provides for a reasonable and fair distribution of incremental profit between management and shareholders.

Payments are made in cash in the first quarter of the fiscal year after approval by the Compensation Committee. The Compensation Committee determines whether goals have been met under the PBO Plan.

2. Restructuring Incentive Plan

The Restructuring Incentive Plan is intended to reward a limited group of senior executives and other key employees with specific responsibilities for certain restructuring initiatives for contributions to EBITDA improvement, containment of one-time costs and capital expenditures associated with the restructuring and divestiture of specified business units.

Selected participants are eligible to receive special restructuring incentives for the critical two years of the plan period in accordance with the specific metrics established for the plan.

The following table presents 2006 restructuring incentive targets for our NEOs:

RESTRUCTURING INCENTIVE

Name	Minimum	Target	Maximum
Ed Lonergan	$0	$300,000	$600,000
S. Curtis Johnson	0	200,000	400,000
Joseph Smorada[1]	0	500,000	1,000,000
JoAnne Brandes	0	200,000	400,000
Thomas Gartland	0	200,000	400,000

2006 Additional Individuals that Qualify:

Gregory Lawton	N/A	N/A	N/A
J. Gary Raley	N/A	N/A	N/A

1.	Mr. Smorada’s target and maximum awards include $200,000 and $400,000 respectively, for a special award based on achievement of certain divestiture goals.

Payments are made in cash in the first quarter of the fiscal year after approval by the Compensation Committee. The Compensation Committee determines whether goals have been met under the Restructuring Incentive Plan.

Awards for fiscal year 2006 were paid in March 2007 and awards for fiscal year 2007 will be paid in March 2008.

Long-Term Incentives

In 2006, we discontinued our equity-based long-term incentive program and implemented a cash long-term incentive program to motivate and reward the attainment of global profitability targets. As discussed above, this was done to emphasize the successful attainment of our bank-approved financing plan, which is in place for a specified period of time. Upon successful completion of the November 2005 Plan and approval of our Board of Directors, we intend to return to an equity-based long-term incentive program that will promote long-term stock ownership and further alignment of management interests with those of our shareholders.

The new cash long-term incentive plan awards cash compensation based on specific performance goals during three-year performance cycles that begin each year. The first three-year performance cycle under the new cash plan covers performance years 2006–2008 and the second three-year performance cycle covers performance years 2007–2009. Target awards are defined by position as a dollar amount with a potential payout of 0%–200% based on attainment of the goals defined for each performance cycle. The 2006–2008 performance cycle award will be based on global EBITDA (88.9%) and global cash flow (11.1%) and the 2007–2009 performance cycle award will be based 100% on global EBITDA. The following table provides the target award opportunities and range of potential payouts, under our cash long-term incentive plan for the 2006-2008 performance period:

LTI AWARD OPPORTUNITY

Name	Minimum	Target	Maximum
Ed Lonergan	$0	$2,000,000	$4,000,000
S. Curtis Johnson	0	2,000,000	4,000,000
Joseph Smorada[1]	350,000	780,000	1,560,000
JoAnne Brandes	0	780,000	1,560,000
Thomas Gartland	0	600,000	1,200,000

2006 Additional Individuals that Qualify:

Gregory Lawton	N/A	N/A	N/A
J. Gary Raley	N/A	N/A	N/A

1.	A special floor was established to support retention.

Consistent with our PBO Plan, our long-term incentive plan includes a financial performance hurdle to ensure that our obligations from outstanding debt covenants are satisfied and all other financial obligations are met before long-term incentives are paid. For example with respect to the 2006–2008 cycle, there is no payout on any component of the plan if the cumulative three-year global EBITDA is less than 95% of target or our debt covenants are not met.

Payment is made in cash in the first quarter after the end of the three-year performance period, upon approval by the Compensation Committee. For example, for the 2006–2008 performance cycle, any earned payments will be made in the first quarter of 2009. With limited exceptions (e.g., retirement, death, disability, job elimination), executives must be actively employed on the date the payment is made to receive an award. The Compensation Committee determines whether goals have been met under the long-term incentive plan.

Executive Severance

Our Compensation Committee has approved an executive severance policy for certain key employees including our NEOs (excluding Mr. Johnson). Key provisions of the executive severance policy are identified below:

•	Cash severance (salary continuation) of two times base salary for a two-year period for the Chief Executive Officer (“CEO”), and one times base salary for a one-year period for other NEOs.

•	Pro-rata performance bonus for fiscal year in which termination occurs.

•	Performance bonus at the target level for each year during the salary continuation period.

The following table quantifies severance benefits that our NEOs would have been entitled to receive assuming termination had occurred as of December 29, 2006:

Name	Severance Payment
Ed Lonergan	$2,800,000
S. Curtis Johnson	Not Eligible
Joseph Smorada	759,000
JoAnne Brandes[1]	759,000
Thomas Gartland	560,175

2006 Additional Individuals that Qualify:

Gregory Lawton[2]	N/A
J. Gary Raley[3]	N/A

1.	With respect to Ms. Brandes’s retirement from the Company effective January 31, 2007, Ms. Brandes received certain severance payments per an agreement filed with the SEC on February 2, 2007.

2.	The details of Mr. Lawton’s severance payments are in the footnotes of the Summary Compensation Table and the terms were described in our 2005 annual report filed with the SEC on March 21, 2006.

3.	The actual severance payments made in 2006 are detailed in the footnotes of the Summary Compensation Table. The terms of Mr. Raley’s separation agreement are included in Exhibit 10.49 of this 2006 Form 10-K.

Severance payments resulting from termination events, as defined in the applicable severance agreements, are paid only if executives comply with all the provisions of the agreements, which typically include an Agreement to Respect Proprietary Rights and Noncompete and general release. Please refer to “Termination Scenarios for Executive Benefits” for additional details relating to benefits received upon termination from our company.

Executive Benefits and Perquisites

Our NEOs are eligible for company-sponsored benefits available broadly to our employees. Although benefit programs may vary by country, our objective is to have common benefit programs across all operating groups within a country and to provide equitable offerings across pay levels. Our benefit programs typically include healthcare and dental benefits, short-term and long-term disability, life insurance and 401(k) and other retirement plans.

Executive Flexible Spending Account:

Our NEOs are eligible for flexible spending accounts with annual limits to be used for such items as country club and health club dues, financial planning, tax advice and preparation, estate planning, legal fees associated with estate or property matters, automobile lease and automobile payments (monthly payments only).

The maximum annual amount available to Mr. Lonergan under his flexible spending account is $17,500 and the maximum amount available to each of the other NEOs currently employed by us is $10,000.

Personal Use of Company Aircraft:

Through a joint operating agreement with SC Johnson, a Family Company (“SCJ”) (as defined in our Form 10-K), Mr. S. Curtis Johnson is eligible to use SCJ-operated aircraft for personal use. The aggregate incremental cost of Mr. Johnson’s personal use is billed to us by SCJ and is determined on a per mile or per passenger basis and includes variable costs of pilot salaries and benefits, fuel, landing fees, airport charges, routine aircraft repair and maintenance, travel and entertainment expenses, excise and fuel taxes.

Mr. Johnson reimbursed the Company $152,200 for the total aggregate incremental cost billed to our company related to his personal use of the SCJ-operated aircraft in 2006. None of the other NEOs used the SCJ-operated aircraft for personal use in 2006.

Use of Company Resorts:

Through a shared service agreement with SCJ (as defined in our Form 10-K) our executives, including our NEOs, are eligible to use certain SCJ-owned properties for personal use. None of our NEOs used these properties for personal use in 2006.

Retirement Plans:

Our NEOs participate in company-sponsored retirement plans available broadly to our employees. These plans are described below in the narrative disclosure following the Pension Benefits table. In addition, Ms. Brandes was eligible for a special SERP benefit that was put in place to enhance retention. This benefit was discontinued as the result of Ms. Brandes’ retirement. Please refer to the “Pension Benefits” section for more information on our retirement plans.

Deferred Compensation Plan:

We sponsor a non-qualified deferred compensation plan that allows employees to defer a portion of their base salary and annual performance bonus every year. None of our NEOs have elected to participate in the plan through December 29, 2006.

Tax, Regulatory and Accounting Implications

The Company believes it is operating its executive compensation programs in good faith compliance with respect to all tax, regulatory and accounting standards.

Executive Compensation Tables and Supplemental Narrative Disclosures

Overall, compensation levels for 2006 and actions taken in 2007 reflect continuing progress with our restructuring and strategic plans. Most notably, incentive levels reflect above-target awards due to the following:

•	Attainment of all pre-established 2006 financial performance hurdles and incremental profit attainment above the hurdles.

•

Our executive leadership’s strong contribution to the performance of our company. In 2006, we exceeded each of the performance goals for EBITDA, sales growth and cash flow as established by the Board of Directors under our PBO Plan. Such goals were consistent with our internal operating budget, which was aligned with the performance metrics encapsulated in our November 2005 Plan.

•

The strong leadership and oversight of our executives in implementing our November 2005 Plan. In 2006, we made a strong start to the execution of this program, significantly exceeding the cost savings targets set for the program, while containing one-time cost and capital expenditures within budgeted levels. Significant restructuring initiatives completed or commenced include the reorganization of our European and global marketing organizations, the outsourcing of our world-wide IT support work, the outsourcing of certain finance activities in Western Europe and supply chain footprint work leading to the announcement of certain manufacturing facility closures planned for 2007.

•	The successful management of our exit from the service-oriented machine ware washing business in the United States and the successful execution of the divestiture of the Polymer Business.

In addition, the following changes in our executive leadership occurred in 2006:

•	Gregory Lawton, our former President and CEO, was replaced by Ed Lonergan, President and CEO, effective February 13, 2006.

•	J. Gary Raley, the former President and Chief Operating Officer of Polymer, left our company as part of the divestiture of Polymer in 2006.

•	JoAnne Brandes, our former Executive Vice President, Chief Administrative Officer, General Counsel and Secretary, announced her retirement, to be effective January 31, 2007.

The following tables and narrative disclosure provide additional information about the material components of our NEO compensation and the related actions taken by our Compensation Committee in 2006 and the first quarter of 2007.

Summary Compensation Table (SCT)

The following table sets forth information concerning the compensation of our NEOs including the CEO and President, the CFO and the other three most highly compensated executive officers, who served in such capacities during 2006.

2006 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonqualified Deferred Compensation Earnings [1]	All Other Compensation		Total
Edward Lonergan	2006	$641,667	$300,000	[2]	—	—	$1,633,083	[3]	$45,915	$88,844	[4]	$2,709,509
S. Curtis Johnson	2006	693,750	0		—	—	1,583,124	[5]	221,188	17,445	[6]	2,515,507
Joseph Smorada	2006	460,000	0		—	—	1,481,390	[7]	41,573	25,936	[8]	2,008,899
JoAnne Brandes	2006	460,000	0		—	—	912,937	[9]	170,744	26,295	[10]	1,569,976
Thomas Gartland	2006	339,500	0		—	—	500,320	[11]	41,239	45,062	[12]	926,121

2006 Additional Individuals that Qualify:

Gregory Lawton	2006	227,500	0		—	—	19,546	[13]	0	4,097,616	[14]	4,344,662
J. Gary Raley	2006	181,515	166,000	[15]	—	—	838,331	[16]	8,071	525,187	[17]	1,719,104

1.	Includes the annual change in pension value only. None of the NEOs participate in the Company’s Nonqualified Deferred Compensation Plan. Please refer to “Pension Benefits” for the specific assumptions used in estimating present value.

2.	Represents Starting Bonus.

3.	Non-Equity Incentive Plan Compensation earned during 2006 includes performance bonus of $1,033,083, and restructuring incentive award of $600,000.

4.	Consists of $17,500 of flexible spending account, $1,146 of flexible credit for benefits, $2,102 of premiums for company provided life insurance, and $68,096 for actual relocation expenses paid for by the company.

5.	Non-Equity Incentive Plan Compensation earned during 2006 includes performance bonus of $1,113,000, provisional transition performance award of $70,124, and restructuring incentive award of $400,000.

6.	Consists of $1,250 of flexible credit for benefits, $2,273 of premiums for company provided life insurance, $11,922 of 401(k) company match, and $2,000 of retiree medical savings account company match.

7.	Non-Equity Incentive Plan Compensation earned during 2006 includes performance bonus of $481,390, and restructuring incentive award of $1,000,000.

8.	Consists of $10,000 of flexible spending account, $1,250 of flexible credit for benefits, $1,507 of premiums for company provided life insurance, and $13,179 for 401(k) company match.

9.	Non-Equity Incentive Plan Compensation earned during 2006 includes performance bonus of $466,440, provisional transition performance award of $46,497, and restructuring incentive award of $400,000.

10.	Consists of $10,000 of flexible spending account, $1,250 of flexible credit for benefits, $1,507 of premiums for company provided life insurance, and $13,538 for 401(k) company match.

11.	Non-Equity Incentive Plan Compensation earned during 2006 includes performance bonus of $280,320, and restructuring incentive award of $220,000.

12.	Consists of $8,860 of flexible spending account, $1,250 of flexible credit for benefits, $21,828 for auto allowance, $1,112 of premiums for company provided life insurance, and $12,012 for 401(k) company match.

13.	Non-Equity Incentive Plan Compensation earned during 2006 includes provisional transition performance award of $19,546.

14.	Consists of $13,696 of flexible spending account, $312 of flexible credit for benefits, $745 of premiums for company provided life insurance, $96 for retiree medical savings account company match, $6,067 for 401(k) company match, and $4,076,700 in severance.

15.	Represents a retention bonus of which, 50% was reimbursed by BASF to the Company for continued service throughout the divestiture process.

16.	Non-Equity Incentive Plan Compensation earned during 2006 includes performance bonus of $142,532, provisional transition performance award of $21,128, and long term incentive pay of $274,671. In addition, Mr. Raley received an incentive bonus of $400,000 in connection with the divestiture of the Polymer Business.

17.	Consists of $10,000 of flexible spending account, $625 of flexible credit for benefits, $595 of premiums for company provided life insurance, $1,000 for retiree medical savings account company match, $12,074 for 401(k) company match, $498,000, 100% reimbursed by BASF, in severance, and a Cobra settlement of $2,893.

Additional Actions Taken in 2007 for our NEOs

On March 7, 2007 our Compensation Committee approved the following base salaries and long-term incentive award targets for our NEOs:

	Base Salary Rate		Long-Term Incentive Grant for 2007-2009 cycle
Name	2006	2007	(target value)
Edward Lonergan	$700,000	$770,000	$2,700,000
S. Curtis Johnson	700,000	650,000	1,863,000
Joseph Smorada	460,000	473,800	780,000
Thomas Gartland	342,000	352,260	600,000
Gregory Lawton	227,500	N/A	N/A
J. Gary Raley	232,000	N/A	N/A

Grants of Plan-Based Awards Table

The following table sets forth information relating to plan-based awards granted in 2006 to our NEOs:

2006 GRANTS OF PLAN-BASED AWARDS

Name	Description of Plan	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Sh)
			Threshold[1]		Target	Maximum	Threshold	Target	Maximum
Edward Lonergan	Long Term Incentive	5/10/2006	$0		$2,000,000	$4,000,000	—	—	—	—	—	—
	Performance Bonus	2/1/2006	0		641,667	1,283,333	—	—	—	—	—	—
	Restructuring Incentive	2/1/2006	0		300,000	600,000	—	—	—	—	—	—
S. Curtis Johnson	Long Term Incentive	5/10/2006	0		2,000,000	4,000,000	—	—	—	—	—	—
	Performance Bonus	1/1/2006	0		700,000	1,400,000	—	—	—	—	—	—
	Restructuring Incentive	1/1/2006	0		200,000	400,000	—	—	—	—	—	—
Joseph Smorada	Long Term Incentive	5/10/2006	350,000	[2]	780,000	1,560,000	—	—	—	—	—	—
	Performance Bonus	1/1/2006	0		299,000	598,000	—	—	—	—	—	—
	Restructuring Incentive	1/1/2006	0		500,000	1,000,000	—	—	—	—	—	—
JoAnne Brandes	Long Term Incentive	5/10/2006	0		780,000	1,560,000	—	—	—	—	—	—
	Performance Bonus	1/1/2006	0		299,000	598,000	—	—	—	—	—	—
	Restructuring Incentive	1/1/2006	0		200,000	400,000	—	—	—	—	—	—
Thomas Gartland	Long Term Incentive	5/10/2006	0		600,000	1,200,000	—	—	—	—	—	—
	Performance Bonus	1/1/2006	0		222,300	444,600	—	—	—	—	—	—
	Restructuring Incentive	1/1/2006	0		200,000	400,000	—	—	—	—	—	—

2006 Additional Individuals that Qualify:
Gregory Lawton	N/A	N/A	N/A		N/A	N/A	—	—	—	—	—	—
J. Gary Raley	Performance Bonus	1/1/2006	0		166,000	332,000	—	—	—	—	—	—

1.	For attainment of threshold goals established under the plan there is a zero payout. For amounts above threshold, incentives are funded on a linear basis up to the target and maximum awards as defined in the table above.

2.	A special floor was established to support retention.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information relating to exercisable and unexercisable stock options and unvested stock awards for our NEOs as of December 29, 2006:

2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Edward Lonergan	—	—		—	—	—	—		—		—	—
S. Curtis Johnson	25,416	—		—	$82.63	11/1/2013	—		—		—	—
	27,000	—		—	114.16	11/1/2014	—		—		—	—
	9,300	—		—	136.05	11/1/2012	—		—		—	—
	11,000	—		—	106.93	3/28/2014	—		—		—	—
	—	12,000	[1]	—	115.07	9/26/2014	—		—		—	—
	—	15,000	[2]	—	136.79	4/1/2015	—		—		—	—
	—	17,100	[2]	—	143.06	4/1/2016	—		—		—	—
Joseph Smorada	—	—		—	—	—	4,834	[3]	$501,189	[4]	—	—
JoAnne Brandes	—	—		—	—	—	7,875	[5]	816,480	[4]	—	—
Thomas Gartland	—	—		—	—	—	—		—		—	—

2006 Additional Individuals that Qualify:

Gregory Lawton	—	—		—	—	—	—		—		—	—
J. Gary Raley	—	—		—	—	—	—		—		—	—

1.	Options vest 42 months prior to option expiration date.

2.	Options vest 36 months prior to option expiration date.

3.	Mr. Smorada stock awards are scheduled to vest in equal amounts on October 31, 2008 and October 31, 2009.

4.	At December 29, 2006, an estimated market value of $103.68 per share of Class C common stock was used to determine their value.

5.	Ms. Brandes retired effective January 31, 2007 and all unvested shares or units of stock were forfeited.

Option Exercises & Stock Vested

2006 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Edward Lonergan	—	—	—	—
S. Curtis Johnson	—	—	—	—
Joseph Smorada	—	—	—	—
JoAnne Brandes	—	—	—	—
Thomas Gartland	—	—	—	—

2006 Additional Individuals that Qualify:

Gregory Lawton	—	—	—	—
J. Gary Raley	—	—	—	—

Pension Benefits

The following table sets forth the present value of the NEOs’ accumulated benefits under the specified retirement plans:

PENSION BENEFITS

Name	Plan	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Ed Lonergan	Cash Balance Plan	0.8	$16,687	$0
	Supplemental Plan	0.8	29,228	0

S. Curtis Johnson	Cash Balance Plan	23.2	721,856	0
	Supplemental Plan	23.2	1,606,022	0
	Separation Pay Plan	23.2	175,000	0

Joseph Smorada	Cash Balance Plan	2.0	32,879	0
	Supplemental Plan	2.0	62,811	0
JoAnne Brandes	Cash Balance Plan	25.4	751,556	0

	Supplemental Plan	25.4	489,543	0
	Separation Pay Plan	25.4	123,846	0
	SERP	25.4	460,367	0

Thomas Gartland	Cash Balance Plan	2.8	40,159	0
	Supplemental Plan	2.8	64,653	0

2006 Additional Individuals that Qualify:

Gregory Lawton	Cash Balance Plan	7.3	0	161,647
	Supplemental Plan	7.3	0	1,178,387

J. Gary Raley	Cash Balance Plan	31.6	0	569,002
	Supplemental Plan	31.6	0	223,969

The pension values included in the above analysis are the current or present value of the benefits expected to be paid in the future. The amount of each future payment is based on the current accrued pension benefit. The actuarial assumptions, with the exception of the expected retirement age, are the same as used for the company’s financial statements. The retirement age is the earliest unreduced retirement age as defined in each plan.

The results shown in this report have been developed based on actuarial assumptions that are considered to be reasonable. Other actuarial assumptions could also be considered to be reasonable and produce different results.

The amounts shown are based on the plan provisions applicable in each plan in which any of the NEOs participate.

The change in pension values shown in the Summary Compensation Table includes the effect of:

•	An additional year of service from October 31, 2005 to October 31, 2006;

•	The actual preliminary 2006 investment credit in the Cash Balance Plan and Supplemental Plan;

•	Changes in eligible pension pay;

•	Changes in pay cap limits; and

•	Changes in assumptions.

Specific Assumptions used in Estimating Present Values

Assumed Retirement Age:

•	Cash Balance Plan – The earlier of age 62 with 10 years of service or age 65 with 5 years of service

•	Supplemental Plan – Age 65 with 5 years of service

•	Separation Pay Plan – Age 50 with 10 years of service

•	SERP – Age 58 with 30 years of service

Discount Rate: The applicable discount rate is 5.75% as of October 31, 2005 and October 31, 2006.

Mortality Table: RP-2000, projected to 2006 with no collar adjustment (male and female tables).

Interest Credit Assumption: Cash balance amounts are projected to the Assumed Retirement Age assuming a crediting rate of 7.50% on pre-2004 account balances and 5.50% on post-2003 account balances.

Material Terms and Conditions of the Plans:

Cash Balance Plan – This tax-qualified defined benefit plan is generally available to all full-time salaried employees following the completion of one year of service. Benefits under the plan are determined based on a cash balance account (the “Cash Balance Account”) that defines the lump sum amount that is payable following a participant’s death, termination or retirement. The Cash Balance Account was established as of January 1, 1998 for then current employees as an amount equal to (1) the present value of the participant’s accrued benefit under the prior formula, plus (2) a special transition amount determined based on the participant’s age, service and compensation. Each year, a service credit and an interest credit are added to each participant’s Cash Balance Account.

The service credit equals 5% of a participant’s compensation up to the Social Security Wage Base ($90,000 for 2005 and $94,200 for 2006) plus 10% of a participant’s compensation in excess of the Social Security Wage Base.

Pension eligible compensation in the Cash Balance Plan includes base salary, commissions, shift differential, overtime, and bonuses under the PBO Plan and excludes amounts deferred in our nonqualified deferred compensation plan. Eligible compensation is also limited by the compensation limit ($210,000 for 2005 and $220,000 for 2006) imposed by Section 401(a)(17) of the Internal Revenue Code (“IRC”).

The interest credit is separately determined for the pre-2004 balance (initial account balance and service credits earned prior to 2004), and for the post-2003 balance (service credits earned after 2003). The interest credit for the pre-2004 balance equals the greater of 4% and 75% of the rate of return earned by the Cash Balance Plan trust during the year. The interest credit for the post-2003 balance equals the average yield on 10-year Treasury Constant Maturities during the preceding year.

All Cash Balance Plan benefit options are actuarially equivalent to the participant’s account balance.

The Cash Balance Plan also includes special benefits for employees who became participants in the Plan on or before June 1, 1998. At benefit commencement, these participants receive the greater of the benefit based on their Cash Balance Account or the benefit based on the Prior Plan Formula. The Prior Plan Formula is a monthly annuity benefit equal to:

•	1.75 times a five-year average of participant’s base pay times service, less

•	1.67 times the participant’s primary Social Security benefit times service (not to exceed 30 years)

Pension eligible compensation for the Prior Plan Formula benefit is equal to base wages, limited by IRC Section 401(a)(17).

The Prior Plan Formula benefit is payable unreduced at age 62 as a life annuity with 5 years guaranteed. Benefits are reduced 4% per year prior to age 62 for participants who have attained age 50 with 10 years of service. Benefits are actuarially reduced from age 65 for participants who have not attained age 50 with 10 years of service. Annual cost of living increases, limited to $180 per year, are also added to the Prior Plan Formula benefit.

Mr. Johnson and Ms. Brandes are the only NEOs eligible for the Prior Plan Formula. As a result of Ms. Brandes’ retirement from the Company, effective January 31, 2007, she no longer accrues benefits under this plan.

Supplemental Plan – This is a nonqualified defined benefit plan that provides for the difference between the benefits under the Cash Balance Plan and the amounts that would have been paid under the Cash Balance Plan if benefits were determined without regard to Internal Revenue Service limitations on compensation and if the participant did not defer any compensation under our nonqualified deferred compensation plans.

Benefits are generally determined using the same terms and provisions as used in the Cash Balance Plan except there is no Prior Plan Formula benefit and all amounts are paid as a lump sum immediately following termination.

Separation Pay Plan – This is a nonqualified pension plan that only covers employees who were eligible for the Separation Pay Plan as of July 1, 1995. The Separation Pay Plan benefit is paid as a lump sum equal to a number of weeks of pay based on the salary rate as of the date of retirement, accrued as follows:

•	2 weeks of pay are accrued in the first year of service, and

•	1 week of pay is accrued for each additional 2 years of service

Benefits are payable immediately upon termination without any reductions. The participant must terminate after attaining age 50 and 10 years of service or be involuntarily terminated to be eligible for the separation pay benefit.

Mr. Johnson and Ms. Brandes are the only NEOs eligible for the Separation Pay Plan. As a result of Ms. Brandes’ retirement from the Company, effective January 31, 2007, she no longer accrues benefits under this plan. She received her separation pay benefit of $123,846 on February 15, 2007.

Supplemental Executive Retirement Plan (SERP) – This nonqualified defined benefit plan provides for an annual life annuity payment of $50,000 following retirement at age 58 with at least 30 years of service. The benefit is prorated for service if the employee terminates prior to attaining age 58 with 30 years of service. The benefit is actuarially reduced if payment is received prior to age 58.

All benefit payment options are actuarially equivalent to the single life annuity.

Ms. Brandes was the only NEO eligible for the SERP. As a result of Ms. Brandes’ retirement from the Company, effective January 31, 2007, she no longer accrues benefits under this plan. She received her SERP benefit in a lump sum payment of $687,000 on February 15, 2007.

Termination Scenarios for Executive Benefits

The following tables quantify the benefits that each NEO would have received upon the specified termination event, assuming a termination as of December 29, 2006.

TERMINATION SCENARIOS

	Ed Lonergan
Benefit	Voluntary	For Cause	Death	Disability	Without Cause	Change in Control
Retirement Benefits
Cash Balance Plan	$0	$0	$0	$0	$0	$0
Supplemental Plan	0	0	0	0	0	0
Separation Pay Plan	0	0	0	0	0	0
SERP	0	0	0	0	0	0
Retiree Welfare Plan	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0

	S. Curtis Johnson
Benefit	Voluntary	For Cause	Death	Disability	Without Cause	Change in Control
Retirement Benefits
Cash Balance Plan	$696,932	$696,932	$616,060	$696,932	$696,932	$696,932
Supplemental Plan	1,357,164	1,357,164	1,357,164	1,357,164	1,357,164	1,357,164
Separation Pay Plan	175,000	0	175,000	175,000	175,000	175,000
SERP	0	0	0	0	0	0
Retiree Welfare Plan	192,203	192,203	99,898	192,203	192,203	192,203

Total	$2,421,299	$2,246,299	$2,248,122	$2,421,299	$2,421,299	$2,421,299

	Joseph Smorada
Benefit	Voluntary	For Cause	Death	Disability	Without Cause	Change in Control
Retirement Benefits
Cash Balance Plan	$0	$0	$0	$0	$0	$0
Supplemental Plan	0	0	96,868	96,868	96,868	96,868
Separation Pay Plan	0	0	0	0	0	0
SERP[1]	0	0	0	0	0	0
Retiree Welfare Plan	0	0	0	0	0	0

Total	$0	$0	$96,868	$96,868	$96,868	$96,868

	JoAnne Brandes
Benefit	Voluntary	For Cause	Death	Disability	Without Cause	Change in Control
Retirement Benefits
Cash Balance Plan	$861,141	$861,141	$658,832	$861,141	$861,141	$861,141
Supplemental Plan	432,771	432,771	432,771	432,771	432,771	432,771
Separation Pay Plan	123,846	0	123,846	123,846	123,846	123,846
SERP	425,201	0	0	425,201	425,201	425,201
Retiree Welfare Plan	132,312	132,312	0	132,312	132,312	132,312

Total	$1,975,271	$1,426,224	$1,215,449	$1,975,271	$1,975,271	$1,975,271

	Thomas Gartland
Benefit	Voluntary	For Cause	Death	Disability	Without Cause	Change in Control
Retirement Benefits
Cash Balance Plan	$41,398	$41,398	$41,398	$41,398	$41,398	$41,398
Supplemental Plan	67,122	67,122	67,122	67,122	67,122	67,122
Separation Pay Plan	0	0	0	0	0	0
SERP	0	0	0	0	0	0
Retiree Welfare Plan	0	0	0	0	0	0

Total	$108,520	$108,520	$108,520	$108,520	$108,520	$108,520

1.	See Mr. Smorada’s - Additional SERP Provision in the “Executive Agreements” section

Cash Balance Plan – The benefit payable under all scenarios except death is equal to the greater of the vested Cash Balance Account as of October 31, 2006 and the present value of the vested Prior Plan Formula annuity payable on October 31, 2006.

The benefit payable following death is equal to the greater of the vested Cash Balance account as of October 31, 2006 and the present value of the vested Prior Plan annuity payable to the surviving spouse on October 31, 2006.

The present value calculations for the Cash Balance termination scenarios are based on a 5.75% discount rate and RP-2000 mortality.

Supplemental Plan – The benefit payable under all scenarios is equal to the vested Supplemental Plan account balance as of October 31, 2006.

Separation Pay Plan – The benefit payable under all scenarios except termination for cause is equal to the vested accrued benefit as of October 31, 2006 payable as a lump sum. There is no benefit payable if the participant is terminated for cause.

SERP – The benefit payable under all scenarios except termination for cause or death is equal to the greater of the present value of the annuity payable as of October 31, 2006 and the lump sum payable as of October 31, 2006.

There is no benefit payable under the SERP if the participant is terminated for cause.

There is no death benefit payable under the SERP if the participant is not married at the time of death.

Retiree Welfare – For employees who have a Retiree Medical Savings Account and are eligible to participate in our retiree healthcare plan with subsidized monthly premiums, the benefit payable under all scenarios except for death is equal to the present value of the employer provided subsidies assuming the participant retires as of October 31, 2006. The death benefit payable for these participants is equal to the present value of the employer provided surviving spouse payments assuming the participant dies on October 31, 2006.

For employees who have an enhanced Retiree Medical Savings Account and must pay for the full cost of retiree healthcare, the benefit payable under all scenarios except death is equal to the sum of the projected retiree and spouse Retiree Medical Savings Accounts as of October 31, 2006. For these participants, the benefit payable following death is equal to the projected spouse Retiree Medical Savings Account as of October 31, 2006.

The present value calculations for all retiree welfare benefits are based on a 5.75% discount rate and other assumptions used and disclosed in Note 20 to our financial statements within this Form 10-K.

Mr. Johnson and Ms. Brandes are the only NEOs eligible for the subsidized Retiree Welfare benefits.

Additional Notes Regarding the Termination Scenario Benefits:

Mr. Lonergan – Mr. Lonergan is not vested in his retirement benefits as of October 31, 2006 and therefore would have received no benefits under any of the termination scenarios.

Mr. Smorada – Mr. Smorada’s employment agreement with our company specifies that he will be vested in his Cash Balance and Supplemental Plan benefits in the event he is terminated without cause, becomes disabled or dies prior to becoming vested under the plans. The value of these benefits is reflected in this Supplemental Plan benefits under the various termination scenarios.

Mr. Gartland – Mr. Gartland is eligible for the Retiree Medical Savings Account, however, his account balance as of October 31, 2006 account is $0.

Mr. Lawton – Mr. Lawton was the Principal Executive Officer until he retired as of March 31, 2006. He received his Cash Balance Plan benefit on June 1, 2006 and his Supplemental Plan benefit on April 28, 2006. His actual payment during 2006 was less than the total present value of accumulated benefit as of October 31, 2005, resulting in a change in pension value in the Summary Compensation Table of $0. Mr. Lawton was excluded from the termination scenario tables because he was not an active employee on October 31, 2006.

Mr. Raley – Mr. Raley retired as of June 30, 2006. He received his Cash Balance Plan benefit on October 1, 2006 and his Supplemental Plan benefit on August 31, 2006. Mr. Raley was excluded from the termination scenario tables because he was not an active employee on October 31, 2006.

Nonqualified Deferred Compensation

2006 NONQUALIFIED DEFERRED COMPENSATION PLANS

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
Edward Lonergan	—	—	—	—	—
S. Curtis Johnson	—	—	—	—	—
Joseph Smorada	—	—	—	—	—
JoAnne Brandes	—	—	—	—	—
Thomas Gartland	—	—	—	—	—

Executive Agreements

We entered into the following agreements with NEOs in 2006 and the first quarter of 2007.

Gregory Lawton – Separation Agreement effective March 31, 2006.

The terms of Mr. Lawton’s separation agreement were described in our annual report on Form 10-K, filed on March 21, 2006. The key terms of separation are summarized below and included the following benefits for Mr. Lawton:

•

Lump sum cash severance payment, adjusted for all applicable federal, state and local taxes, equal to two years base salary ($910,000), two years flexible spending account ($35,000) and two years target bonus ($910,000).

•	Pro-rated bonus for 2006 at the target PBO rate pro-rated for three months: January through March ($227,500). This bonus was contingent on being available to the new CEO through December 2006.

•	Incremental one-time retirement benefit ($174,200) based on Mr. Lawton’s separation agreement.

•	The lump sum severance relating to the above amounts is reported in the Summary Compensation Table under “Other Compensation” ($4,076,700).

•	Eligibility for continuation of healthcare benefits at Mr. Lawton’s cost for an 18-month period.

•	Use of remaining 2006 Flexible Spending Account of $17,500.

•	Continued use of Retiree Medical Savings Account for payment of healthcare expenses.

•	Vested retirement benefits in accordance with plan provisions.

In consideration for these retirement benefits, Mr. Lawton provided a general release of any and all claims against us. In addition, the agreement subjects Mr. Lawton to confidentiality and non-competition obligations.

Ed Lonergan – Employment Agreement effective March 17, 2006.

The terms of Mr. Lonergan’s employment agreement with us were described in our annual report on Form 10-K, filed on March 21, 2006. The key terms of Mr. Lonergan’s employment agreement, as discussed in the CD&A and narrative disclosures above, are:

•	Initial base salary of $700,000 with eligibility for consideration of base salary increases as part of our salary increase policies and practices effective April 2007.

•	Starting bonus of $300,000.

•	PBO target of 100% of base salary, with a potential range of payout (tied to performance) of 0%-200% of base salary.

•	Restructuring incentive target of $300,000 for fiscal years 2006 and 2007.

•	Long-term incentive target of $2,000,000.

•	Flexible spending account of $17,500 (maximum annual benefit).

•	Relocation assistance.

•	Eligibility for company-sponsored benefit plans, including 5 weeks paid vacation.

•	Use of company-affiliated properties for personal use.

JoAnne Brandes – Retirement Agreement effective January 31, 2007.

The terms of Ms. Brandes’ retirement agreement with us were described in a current report on Form 8-K filed on February 2, 2007. The key terms of Ms. Brandes’s retirement agreement are summarized below and included the following benefits for Ms. Brandes:

•

Salary continuation for a period of 12 months in an aggregate amount equal to the sum of Ms. Brandes 2006 base salary of $460,000 and her target performance bonus of $299,000, to be paid in equal installments consistent with our payroll practices for executive officers.

•	Cash service recognition award of $565,000 to be paid on January 31, 2008 and $565,000 to be paid on January 31, 2009.

•

Lump sum cash payment of $687,000 under the SERP, which includes accrued amount of $425,201 as identified in the “Termination Scenarios” plus an additional amount of $261,799 per Ms. Brandes’ retirement agreement to be paid on February 15, 2007.

•	Separation pay pursuant to our separation pay policy in an amount equal to 14 weeks of her 2006 base salary ($123,846).

•	Eligibility for payment of any earned annual incentive awards relating to the 2006 performance year.

•	Eligibility for a pro-rated payment on any earned long-term incentive award for the 2006-2008 performance cycle.

•	Cash lump sum payment of $30,500 relating to retiree medical premiums.

•	COBRA benefits for 18 months.

•	One year of outplacement services with Right Management.

•	Reimbursement of up to $10,000 of retirement and financial planning expenses.

In consideration for these retirement benefits, Ms. Brandes provided a general release of any and all claims against us. In addition, the agreement subjects Ms. Brandes to confidentiality, non-competition and non-solicitation obligations.

J. Gary Raley – Separation Agreement effective June 28, 2006.

The terms of Mr. Raley’s separation agreement are described in Exhibit 10.49 of this Form 10-K. The key terms of separation are summarized below and included the following benefits for Mr. Raley:

•	Lump sum cash severance payment, adjusted for all applicable federal, state and local taxes, equal to one year base salary ($332,000) and one year target PBO ($166,000).

•	Pro-rated bonus for 2006 at the actual PBO rate pro-rated for the first half of 2006 ($142,532).

•	Pro-rated payment on earned long-term incentive award for the first half of 2006 ($274,671).

•	Pro-rated payment on earned transition performance award for the first half of 2006 ($21,128).

•	Retention bonus ($166,000) for his continued service throughout the divestiture process.

•	A success bonus ($400,000) in connection with the divestiture of the Polymer Business.

•	Vested retirement benefits in accordance with plan provisions.

In consideration for these retirement benefits, Mr. Raley provided a general release of any and all claims against us. In addition, the agreement subjects Mr. Raley to confidentiality and non-competition obligations.

Joseph F. Smorada – Additional SERP Provision

The terms of the additional SERP provision for Mr. Smorada were described in a current report on Form 10-Q filed on November 9, 2006. This additional SERP provision provides Mr. Smorada, as a holder of restricted stock, with a payout value of no less than $139.25 per share upon the vesting of those shares.

Compensation Committee Report

We have reviewed and discussed the CD&A required by Item 402(b) of Regulation S-K with management and, based on this review and discussions, we recommended to the Board of Directors that the CD&A be included in the Company’s Annual Report on Form 10-K.

Submitted by the Compensation Committee of the Board:

Neal R. Nottleson, Chair

Todd C. Brown

Irene M. Esteves

Robert M. Howe

John Rice

Reto Wittwer

Compensation Committee Interlocks and Insider Participation

Subject to the terms of the amended and restated stockholders’ agreement among Unilever, Holdco and Holdings, the Compensation Committee of our Board establishes our compensation policies and the compensation of our officers and establishes and administers our compensation programs. See “Item 13. Certain Relationships and Related Transactions and Director Independence.” The member of our Compensation Committee are Neal Nottleson, chairman, Irene Esteves, Todd Brown, Robert Howe, Reto Wittwer and John Rice. None of these directors is, or has been, an officer or employee of the Company, Holdings or Holdco.

Director Compensation

The table below provides a summary of the Outside Director compensation arrangements for 2006. All Directors receive an annual cash retainer for their services and no meeting fees ($105,000 for 2006 increased to $125,000 for 2007 with the exception of the Vice Chairman’s annual retainer which will continue at $200,000).

2006 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards[1]	Option Awards[2]	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Todd C. Brown	$105,000	—	—	—	—	—	$105,000
Irene M. Esteves[3]	115,000	—	—	—	—	—	115,000
Robert M. Howe[4]	110,000	—	—	—	—	—	110,000
Neal R. Nottleson[5]	200,000	—	—	—	—	—	200,000
Clifton D. Louis	105,000	—	—	—	—	—	105,000
Helen P. Johnson-Leipold	105,000	—	—	—	—	—	105,000
Reto Wittwer	105,000	—	—	—	—	—	105,000

1.	As of December 29, 2006, none of our Directors had any outstanding stock awards.

2.	As of December 29, 2006, Directors had the following aggregate number of stock options outstanding: Mr. Brown: 0, Ms. Esteves: 0, Mr. Howe: 2,385, Ms. Johnson-Leipold: 810, Mr. Louis: 810, Mr. Nottleson: 0, Mr. Wittwer: 560.

3.	Chair of Audit Committee (includes $10,000 Chair retainer).

4.	Chair of Planning Committee (includes $5,000 Chair retainer).

5.	Vice Chairman, Lead Director and Chair of Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 29, 2006, with respect to compensation plans under which shares of class C common stock of Holdco are authorized for issuance under compensation plans previously approved and not previously approved by our stockholders. (1)

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	123,511	$116.12	519,920	(2)
Equity compensation plans not approved by security holders	—	N/A	—

Total	123,511	$116.12	519,920

(1)	On January 19, 2006 and as noted last year, Holdco commenced an offer to purchase all of the outstanding shares of its class C common stock and options to purchase class C common stock. The offer expired on March 6, 2006. Immediately following that date, an aggregate of 128,796 shares of class C common stock were subject to outstanding options at a weighted average exercise price of $116.67.

(2)	Excludes 4,957 shares of unvested restricted stock awards; any of such awards that do not vest will increase the number of shares available for issuance pursuant to future long-term equity incentive plan awards.

Except for one share owned by SCJ, Holdings owns all of our outstanding shares of common stock. Holdco owns two-thirds of the equity interests of Holdings and Marga B.V., which is 100% owned by Unilever, owns one-third of the equity interests of Holdings. The stockholders’ agreement among Unilever, Holdings and Holdco and the certificate of incorporation of Holdings generally require, with specified exceptions, the approval of stockholders holding more than 90% of the outstanding shares of Holdings to effect various transactions and actions by Holdings and its subsidiaries, including the sale or other disposition of shares of our common stock. See “Item 13, Certain Relationships and Related Transactions and Director Independence – Relationships with Unilever – Stockholders’ Agreement.” In addition, two of the eleven members of the board of directors of Holdings are officers and/or directors of Unilever. Accordingly, Unilever and Holdco would be deemed to have shared investment power over all of the shares of our common stock owned by Holdings.

None of our directors or officers owns shares of our common stock. However, several of our directors and officers own shares of the common stock of Holdco.

The following table sets forth information regarding beneficial ownership of the common and preferred stock of Holdco as of March 2, 2007, held by;

•	Imogene P. Johnson, surviving spouse of Samuel C. Johnson;

•	our directors;

•	our Chairman, our Chief Executive Officer and our three other most highly compensated executive officers; and

•	all directors and executive officers as a group.

S. Curtis Johnson III has voting and investment power with respect to 252,467 shares of class A common stock of Holdco, or 56.8% of the voting power of Holdco. Because Holdco has a controlling interest in our direct parent, Holdings, and has shared investment power over all of the shares of our common stock owned by Holdings, S. Curtis Johnson III may be deemed to share voting and investment power with respect to all shares of our common stock owned by Holdings.

Beneficial ownership is calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Except as otherwise noted, we believe that each of the holders listed below has sole voting and investment power over the shares beneficially owned by the holder.

Name and Address of Beneficial Owner (1)	Title of Class (2)	Amount and Nature of Beneficial Ownership (3)		Percent of Class Outstanding
Five Percent Owners:

Imogene P. Johnson 555 North Main Street Racine, Wisconsin 53402	Class B Common Series A Preferred	800,000 67,766	(4) (5)	28.9 28.8	% %

Directors:

Todd C. Brown	Class C Common	—		*
Irene M. Esteves	Class C Common	—		*
Robert M. Howe	Class C Common	3,486	(6)	4.2%
Helen P. Johnson-Leipold	Class B Common Class C Common Series A Preferred	525,271 1,590 28,499	(7) (8) (9)	18.9 1.9 12.1	% % %
Clifton D. Louis	Class B Common Class C Common	40,523 2,043	(10) (11)	1.5 2.4	% %
Neal R. Nottleson	Class A Common Class B Common Class C Common	— — —		* * *
Reto Wittwer	Class C Common	658		*

Named Executive Officers:

S. Curtis Johnson III	Class A Common Class B Common Class C Common Series A Preferred	252,467 547,378 76,658 68,977	(12) (13) (14) (15)	56.8 19.7 91.4 29.4	% % % %
Edward F. Lonergan	Class C Common	—		*
JoAnne Brandes	Class B Common Class C Common Series A Preferred	— — 200		* * *
Thomas M. Gartland	Class C Common	—		*
Joseph Smorada	Class C Common	—		*

All Directors and Executive Officers as a Group (12 persons)	Class A Common Class B Common Class C Common Series A Preferred	252,467 655,754 79,450 71,067	(16)	56.8 23.7 94.8 30.2	% % % %

*	Indicates that the percentage of shares beneficially owned does not exceed 1% of the class.

(1)	Except as otherwise indicated, the mailing address of each person shown is c/o JohnsonDiversey, Inc., 8310 16th Street, P.O. Box 902, Sturtevant, Wisconsin 53177-0902.

(2)	The equity securities of Holdco consist of class A common stock, par value $1.00 per share, class B common stock, par value $1.00 per share, class C common stock, par value $1.00 per share and series A convertible preferred stock, par value $100.00 per share. The holders of class A common stock of Holdco are entitled to one vote on all matters submitted for a vote of the security holders of the company. The class B common stock are non-voting securities. The holders of class C common stock have no voting rights other than the right to elect one director who must be an officer of Holdco. The series A convertible preferred stock has no voting rights other than the right to vote on the creation or issuance of any equity securities that would rank senior to the series A convertible preferred stock and the right to elect one director if the company fails to pay cash dividends in specified circumstances.

(3)	For purposes of this table, shares are considered to be “beneficially” owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities, and a person is considered to be the beneficial owner of shares if that person has the right to acquire the beneficial ownership of the shares within 60 days of March 6, 2005. Unless otherwise noted, the beneficial owners have sole voting and dispositive power over their shares listed in this column.

(4)	Consists of 500,000 shares of class B common stock owned by H.F.J. Holding Co., Inc., 200,000 shares of class B common stock owned by Windpoint 1970 Holding Company and 100,000 shares owned by Nomad Investment Co. Inc. The H.F. Johnson Family Trust is the sole shareholder of each of these companies. Imogene P. Johnson is the trustee of the H.F. Johnson Family Trust.

(5)	Includes 36,254 shares of series A convertible preferred stock owned by H.F.J. Holding Co., Inc., 21,751 shares of series A convertible preferred stock owned by Windpoint 1970 Holding Company and 9,761 shares of series A convertible preferred stock owned by Samuel C. Johnson 1988 Trust No. 1. The H.F. Johnson Family Trust is the sole shareholder of H.F.J. Holding Co., Inc. and of Windpoint 1970 Holding Company. Imogene P. Johnson is the trustee of the H.F. Johnson Family Trust and, along with Johnson Bank, is co-trustee of the Samuel C. Johnson 1988 Trust No. 1.

(6)	Includes 1,825 shares of class C common stock subject to outstanding options.

(7)	Includes 129,000 shares of class B common stock owned by Cayuga 1993 Limited Partnership, 105,830 shares of class B common stock owned by Rochester 1993 Limited Partnership, and 110,868 shares of class B common stock owned by Johnson Family Partnership L.P. The Helen Johnson-Leipold Third Party Gift and Inheritance Trust, over which Ms. Johnson-Leipold has voting and investment power, is a general partner of each of these limited partnerships and shares voting and investment power. This number also includes 26,000 shares of class B common stock owned by S, F & H Partners, L.P., 41,775 shares of class B common stock owned by HELSA Associates II, L.P., 21,306 shares of class B common stock owned by Combined Partners L.P. and 78 shares of class B common stock owned by H.P.J.L. Corporation. Ms. Johnson-Leipold is a general partner of HELSA Associates II, L.P., which is a general partner of both Combined Partners L.P. and S, F & H Partners, L.P. She is also an officer and director and the sole shareholder of H.P.J.L. Corporation. Finally, this number also includes 90,414 shares of class B common stock owned by C and H Investment Co., Inc. The Helen Johnson-Leipold Third Party Gift and Inheritance Trust is a general partner of Curelle II L.P., which is a general partner of Curelle Associates L.P. Curelle Associates, L.P. owns all of the outstanding common stock of C and H Investment Co., Inc.

(8)	Includes 250 shares of class C common stock subject to outstanding options.

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

(10)	Includes 40,253 shares of class B common stock owned by All Blue But One, L.P.

(11)	Includes 250 shares of class C common stock subject to outstanding options.

(12)	Consists of 242,136 shares of class A common stock owned by the H.F. Johnson Distributing Trust B, f/b/o Samuel C. Johnson et. al., 10,254 shares of class A common stock owned by the Herbert F. Johnson Foundation Trust #1 and 77 shares of class A common stock owned by the S. Curtis Johnson Third Party Gift and Inheritance Trust. S. Curtis Johnson III is the trustee of the H.F. Johnson Distributing Trust B and the Herbert F. Johnson Foundation Trust #1, and the grantor of the S. Curtis Johnson Third Party Gift and Inheritance Trust. S. Curtis Johnson III has voting and investment power with respect to these shares.

(13)	Includes 129,000 shares of class B common stock owned by Cayuga 1993 Limited Partnership, 105,830 shares of class B common stock owned by Rochester 1993 Limited Partnership, 21,306 shares of class B common stock owned by Combined Partners L.P. and 110,868 shares of class B common stock owned by Johnson Family Partnership L.P. The S. Curtis Johnson Third Party Gift and Inheritance Trust is a general partner of each of these limited partnerships and shares voting and investment power. This number also includes 90,414 shares of class B common stock owned by C and H Investment Co., Inc. and includes 47,651 shares of class B common stock owned by C&S Partners II L.P., of which S. Curtis Johnson III is a general partner and shares voting and investment power. S. Curtis Johnson III is a general partner of Curelle SCJ III, L.P., which is a general partner of Curelle Associate, L.P. Curelle Associate, L.P., owns all of the outstanding common stock of C and H Investment Co., Inc. Finally, this number also includes 30,000 shares of class B common stock owned by the Herbert F. Johnson Foundation Trust #1, 2,014 shares of class B common stock owned by the S. Curtis Johnson Third Party Gift and Inheritance Trust and 10,295 shares of class B common stock owned by the S. Curtis Johnson III Family Trust. S. Curtis Johnson III is the trustee of the S. Curtis Johnson III Family Trust.

(14)	These shares are owned by the S. Curtis Johnson Third Party Gift and Inheritance Trust. Includes 72,716 shares of class C common stock subject to outstanding options. Includes 1,408 shares of class C common stock in the name of S. Curtis Johnson.

(15)	Includes 17,557 shares of series A convertible preferred stock owned by H.F. Johnson Distributing Trust B. S. Curtis Johnson III is the trustee of the H.F. Johnson Distributing Trust B, f/b/o Samuel C. Johnson et. al. Also includes 9,353 shares of series A convertible preferred stock owned by Cayuga 1993 Limited Partnership, 7,673 shares of series A convertible preferred stock owned by Rochester 1993 Limited Partnership, 1,544 shares of series A convertible preferred stock owned by Combined Partners L.P. and 8,039 shares of series A convertible preferred stock owned by Johnson Family Partnership L.P. The S. Curtis Johnson Third Party Gift and Inheritance Trust is a general partner of each of these limited partnerships and shares voting and investment power. This number also includes 7,250 shares of series A convertible preferred stock owned by Herbert F. Johnson Foundation Trust #1, 746 shares of series A convertible preferred stock owned by S. Curtis Johnson III Family Trust, 363 shares of series A convertible preferred stock owned by SCJ III Family Line Investments, Inc., 8,334 shares of series A convertible preferred stock owned by S. Curtis Johnson Third Party Gift and Inheritance Trust and 8,118 shares of series A convertible preferred stock owned by Helen J. Leipold Third Party Gift and Inheritance Trust. S. Curtis Johnson III is the trustee of each of S. Curtis Johnson III Family Trust and SCJ III Family Line Investments, Inc. The trustee of the S, Curtis Johnson Third Party Gift and Inheritance Trust is the Johnson Trust Company, over which S. Curtis Johnson III has voting and investment power.

(16)	Includes 75,041 shares of class C common stock subject to outstanding options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Leases. Prior to June 2006, we had four operating leases with SCJ for space in SCJ’s Waxdale manufacturing facility; a short-term lease used in connection with our North American operating segment (“Short- Term North American Lease”), a short-term lease used in connection with the former polymer operation (“Short- Term Polymer Lease”), a long-term lease used in connection with our North American operating segment (“Long- Term North American Lease”) and, a long-term lease used in connection with the former polymer operation (“Long- Term Polymer Lease”). Under the two short-term leases, we leased about 45,600 square feet of manufacturing space for our North American operating segment and about 17,000 square feet of manufacturing space for our former polymer operation. Under the two long-term leases, we leased about 180,000 square feet of manufacturing space for our North American operating segment and about 144,000 square feet of manufacturing space for our former polymer operating segment. In connection with the sale of the Polymer Business and the reorganization of certain production functions at Waxdale, (i) the Short-Term Polymer Lease was terminated, (ii) the amount of space under the Short-Term North American Lease was reduced to 4,822 square feet; and (iii) the Long-Term Polymer Lease was assigned to JDI. The term of the Long-Term Polymer Lease was fixed to expire on July 2, 2009 with an option to extend the term for an additional six months and we accelerated the payment date for the then-current net book value of the rented space with a corresponding reduction in the monthly lease payments. The Long-Term Polymer lease term now coincides with the term of the toll manufacturing agreement we have with BASF as a result of the sale of the Polymer Business. At the time of the closing of the sale of the Polymer Business we paid a net book value fee, a lease extension fee, and a toll manufacturing consideration, resulting in an aggregate payment to SCJ of $9.2 million. In addition, a $2.2 million repair and maintenance payment was made to SCJ. The Short-Term North American Lease had an expiration date of July 2, 2006, with provisions for automatic renewal in additional one-year terms, unless terminated earlier. This lease has been automatically renewed for an additional one-year term. The Long-Term North American Lease expires on July 2, 2009, and automatically renew for additional five-year terms, unless terminated under certain circumstances. Each lease may be terminated by SCJ as a result of an event of default under the lease, if the license agreements or technology disclosure and license agreement referred to below terminates, or upon prior notice by SCJ of 18 months in the case of the Long -Term North American Lease, 30 months in the case of the Long-Term Polymer Lease and six months in the case of the Short-Term North American Lease. For the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, we paid SCJ an aggregate of $2.5 million (of which $1.4 million was related to the former polymer operation and the tolling agreement), $3.1 million (of which $1.8 million was related to the former polymer operation) and $3.2 million (of which $1.9 million was related to the former polymer operation), respectively, under the Waxdale leases. In addition to the Waxdale leases, we lease facilities in Japan from SCJ under a local sublease agreement.

License Agreements. Under a license agreement, SCJ has granted us an exclusive license to sell certain SCJ products and to use specified trade names, housemarks and brand names incorporating “Johnson” (including “Johnson Wax Professional”) ,” including the right to use “Johnson” in combination with our owned trade name “Diversey,” in the institutional and industrial channels of trade and in specified channels of trade approved by SCJ in which both our business and SCJ’s consumer business operate, which we refer to as “cross-over” channels of trade. SCJ has the unilateral right to eliminate any existing, or to withhold approval of any proposed future, cross-over channels of trade (including cross-over channels of trade in which DiverseyLever products are sold by us after the closing of the acquisition) and can terminate the license agreement prior to its May 2007 expiration if we sell any products in the cross-over channels of trade that are not authorized under the license agreement. SCJ has also granted us a license to use specified SCJ brand names in connection with various products sold in institutional and industrial channels of trade and the cross-over channels of trade. We have the right to grant sublicenses under the license agreement to our subsidiaries.

Under this license agreement, we are required to pay SCJ a royalty fee equal to 4% of our and our sub licensees’ net sales of the products bearing the SCJ brand names. The license agreement also provides for a royalty fee equal to 6% for SCJ brand names added after January 1, 2003, and for certain products having SCJ brand names that are actually produced by SCJ. For the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, we paid SCJ total royalty fees of $4.7 million, $4.5 million and $4.5 million, respectively. Pursuant to an adjustment clause in the license agreement, as of May 1, 2007, the royalty rate on products at the 4% rate will increase to 6%.

The license agreement terminates on May 2, 2012. Thereafter, the license agreement can be renewed, with SCJ’s consent, for successive two-year terms. The license agreement automatically terminates if:

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

•

if we, Holdings, Holdco or any of the sub licensees enters into a joint venture, co-marketing arrangement, or other strategic alliance with a competitor of SCJ, or 10% or more of the voting shares or other issued and outstanding equity interests of us, Holdings, Holdco or any of the sub licensees is acquired by a competitor of SCJ or if the license agreement is directly or indirectly assigned, assumed or in any way transferred to a competitor of SCJ.

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

In addition, our subsidiary, Johnson Polymer, LLC had a license agreement with SCJ under which SCJ had granted it a license to use the Johnson trade name and housemark in its polymer operation. The terms respecting the Polymer Business are similar to those of the license agreement discussed above. Johnson Polymer, LLC did not, however, pay any fees to SCJ under the license agreement relating to the Polymer Business. This agreement was terminated in connection with the sale of the Polymer Business.

Under a technology disclosure and license agreement with SCJ, each party has granted to the other party a license, with the right to grant sublicenses to their subsidiaries, to use the technology being used by that party in connection with products sold by that party under its own brand names and in its own channels of trade. The technology disclosure and license agreement also provides guidelines pursuant to which the parties may voluntarily disclose and sublicense to each other new technologies that they develop internally, acquire or license from third parties. The technology disclosure and license agreement terminates on May 2, 2012. Thereafter, the license agreement can be renewed, with SCJ’s consent, for successive two-year terms. The licenses granted to us terminate upon the occurrence of specified bankruptcy or insolvency-related events involving us or upon thirty days’ notice of an uncured material breach by us. No fees are paid under the technology disclosure and license agreement.

After our 1999 separation from SCJ, SCJ continued to operate institutional and industrial businesses in various countries in which we did not have operations. Under a territorial license agreement, we license the intellectual property rights to SCJ to allow it to manufacture and sell our products in those countries. Under this agreement, SCJ pays a royalty fee based on its and its sub licensees’ net sales of products bearing our brand names. This agreement expires on July 2, 2008, but will automatically renew for additional two-year terms. Since the separation, we have established operations in several countries and have purchased the inventory and other assets relating to the institutional and industrial businesses in those countries from SCJ. Amounts paid by SCJ to us under the territorial license agreement during the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004 were not material.

Administrative Services and Shared Services Agreements. We have entered into several administrative services agreements with SCJ. Under these agreements, SCJ provides us with a range of central support services. These services include various property administration, medical center nursing, facilities maintenance and other services. In addition, the agreements provide for the use by us of several administrative and other properties owned by SCJ. Generally, these agreements are for a one-year term but automatically renew for additional one-year terms, unless terminated earlier. SCJ may terminate each agreement under specified circumstances or for any reason by providing prior written notice to us. In addition, SCJ provides us with various business support services pursuant to shared services agreements. For the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, we paid to SCJ an aggregate of $10.3 million, $7.4 million, and $9.9 million, respectively, under all of the administrative services and shared services agreements.

Joint Operating Agreement. Holdco, our indirect parent, is party to a joint operating agreement with SCJ, dated June 17, 1999, governing the use of several airplanes. Holdco has a 15.3% ownership interest in those airplanes, and SCJ holds the remaining ownership interests. Under the joint operating agreement, SCJ agreed to provide Holdco with various services relating to the airplanes, including administering the Federal Aviation Administration reporting requirements for Holdco, providing all required maintenance and repairs for the airplanes, providing insurance and risk management services and maintaining qualified licensed pilots to pilot the airplanes. SCJ may not terminate or reduce the level of any service without Holdco’s prior consent. Under the joint operating agreement, Holdco must pay SCJ its proportional share of capital and operating costs for the airplanes. Holdco’s share of the operating costs is based on the relative usage of the airplanes by our employees, and we have agreed to pay its share of the operating costs directly to SCJ. The joint operating agreement terminates on July 2, 2007, and automatically renews for additional one-year terms. The joint operating agreement will also terminate upon a material breach or default under the agreement that is not cured within thirty days of written notice. In addition, the joint operating agreement terminates if at any time the voting control of either party is not directly or indirectly owned by a lineal descendant of Herbert Fisk Johnson, Jr., a descendant of Samuel Curtis Johnson. Finally, at any time after the joint operating agreement is terminated, SCJ has the right to purchase Holdco’s ownership interest in the airplanes at a price based on the fair market value of the airplanes. For the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004 we paid an aggregate of $1.3 million, $1.4 million, and $0.5 million, respectively, for operating costs and $0.8 million, $0.2 million, and $0.3 million, respectively, for capital charges, in connection with the joint operating agreement.

Environmental Agreement. Under an environmental agreement with SCJ, SCJ has agreed to bear financial responsibility for, and indemnify us against, specified environmental liabilities existing on June 28, 1997, for sites used in our institutional and industrial businesses and for which liability may have been incurred prior to our separation from SCJ. Under the agreement, we are financially responsible for all other environmental liabilities that arise from or are related to the historic, current and future operation of our business and must indemnify SCJ for any losses associated with these liabilities. In connection with the sale of the Polymer Business, we assumed all environmental liabilities of Johnson Polymer, LLC under this agreement. Under the agreement, SCJ has the authority to manage any environmental projects as to which circumstances make it appropriate for SCJ to manage the project. Amounts paid by us to SCJ under the environmental agreement during the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004 were not material.

Tax Sharing Agreement. The 1999 separation from SCJ caused us, our subsidiaries and Holdco to cease to be members of the SCJ affiliated tax group and to become a new affiliated tax group headed by Holdco. To allocate responsibility for taxes following the separation, we, Holdco and SCJ entered into a tax sharing agreement. The tax sharing agreement provides generally that the SCJ group is liable for, and will indemnify the Holdco group against, all U.S. federal, state, and non-U.S. taxes for all periods before the separation; however, we are responsible for the payment to the SCJ group of our own share of taxes before the separation. For periods after the separation, the SCJ group is responsible for its own taxes, but not the taxes of the Holdco group. The tax sharing agreement also requires the parties to make adjustments for differences between the SCJ group’s tax liability under the consolidated tax returns filed for periods before the separation and what the parties’ respective liabilities would have been for the same periods had they filed separate returns. In 2005, the Company received $3.8 million from SCJ representing adjustments resulting from the closure of the U.S. income tax audit for the fiscal years ended June 30, 2000 and June 29, 2001. The $3.8 million, however, is subject to further adjustment as a result of current and potential future tax audits as well as tax carry forward and carryback provisions. Under the tax sharing agreement, SCJ is responsible for any taxes imposed as a result of the separation itself. However, if we or Holdco take any action that is inconsistent with, or fail to take any action required by, the agreement pursuant to which the separation was effected, the parties’ application to the Internal Revenue Service for a determination that the separation would qualify for favorable U.S. federal income tax treatment, or the Internal Revenue Service’s determination, we and Holdco would be responsible for any taxes that result from our action or failure to act. The tax sharing agreement also provides for the conduct of tax audits and contests, and for the retention of records.

Supply Agreements. We have entered into numerous supply and manufacturing agreements with SCJ. Under some of these agreements, we manufacture and supply raw materials and products, including polymers, to SCJ in several countries, including Japan, the Netherlands and the United States. Under other supply and manufacturing agreements, SCJ manufactures and supplies raw materials and products to us in several countries, including Argentina, Australia, Brazil, Chile, Columbia, Costa Rica, Germany, Greece, Italy, Mexico, Morocco, the Netherlands, New Zealand, Philippines, South Africa, Spain, U.K. and the United States. The terms of the agreements ranged between two to five years, with rights to renew the agreements for additional one-year terms. Each of the agreements is currently subject to a one-year term. In general, the agreements terminate for breach or default under the agreements, if a specified insolvency-related event involving either party is commenced or occurs or by mutual agreement. For the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004 we paid to SCJ an aggregate of $29.0 million, $31.0 million, and $27.1 million, respectively, under these supply and manufacturing agreements for inventory purchases, and SCJ paid us an aggregate of $14.8 million, $21.6 million, and $19.3 million, respectively, under the agreements for inventory purchases.

In June 2006, in connection with the divestiture of the Polymer Business, we entered a new toll manufacturing agreement with SCJ, which will expire on July 1, 2009, which we can extend at our option for an additional six months. In addition, we entered a toll manufacturing agreement with SCJ covering our business, which will expire on June 30, 2011. Under both agreements, SCJ will support and perform certain manufacturing functions at its Waxdale operation in the United States. We paid SCJ $2.4 million during the fiscal year ended December 29, 2006 in association with these tolling agreements.

Relationships with Other Johnson Family Businesses

We lease office space in Sturtevant, Wisconsin from Willow Holdings, Inc., which is controlled by the descendants of Samuel Curtis Johnson. We entered into this lease on July 1, 2002, and it expires on June 30, 2007. For each of the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, we paid $0.8 million under this lease. In addition, the lease provides for a line of credit not exceeding $1.2 million at an interest rate of 8% per annum from Willow Holdings, LLC to us for the purpose of certain leasehold improvements. At December 29, 2006 and December 30, 2005, amounts outstanding under this line of credit were $0.1 million and $0.4 million, respectively.

We have a banking relationship with the Johnson Financial Group, which is majority-owned by the descendants of Samuel Curtis Johnson. We paid service fees to the Johnson Financial Group totaling $0.1 million in each of the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004. We had no loans outstanding with Johnson Financial Group for the fiscal years ended December 29, 2006 or December 30, 2005.

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

Simultaneously with the closing of the acquisition, we, Holdings, Unilever and some of our affiliates entered into agreements which replaced a number of these prior agreements with Unilever, as well as agreements relating to our governance and the governance of Holdings, commercial relationships and matters arising out of the acquisition. These agreements include a sales agency agreement, various intellectual property agreements, a transitional services agreement, two supply agreements, a stockholders’ agreement, a non-competition agreement and a registration rights agreement relating to the senior discount notes of Holdings. All of the agreements with Unilever were negotiated before Unilever acquired its equity interest in Holdings and its senior discount notes of Holdings and, therefore, are on arms-length terms. We, Holdings and Unilever are also parties to an acquisition agreement that imposes certain on going obligations on the parties, including indemnity obligations.

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

Post-Closing Adjustments to Consideration. The acquisition agreement provides for various adjustments to the consideration for the DiverseyLever business paid by us and Holdings to Unilever if, at closing, (1) the net debt of the DiverseyLever business or (2) the working capital of the DiverseyLever business, was less or more than the amounts estimated by the parties. In addition, the amount paid by Unilever as its subscription price for its equity interest in Holdings is subject to adjustment if, at closing, (1) our net debt or (2) our working capital was less or more than the amounts estimated by the parties. The acquisition agreement provides that any adjustments to the consideration or subscription price resulting from differences in net debt or working capital of us or the DiverseyLever business at the closing of the acquisition from the estimated amounts will be paid:

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

In November 2002, we agreed with Unilever that we would pay to Unilever about $33.6 million, representing the working capital adjustment to the purchase price for the DiverseyLever business. We paid this amount to Unilever during the fourth quarter of 2002. Also, based on our final pre-closing balance sheet, a comparison was made of the final working capital amount to a predetermined working capital amount set forth in the acquisition agreement. Because our final working capital amount exceeded the predetermined amount, we anticipate that Unilever will be required to pay to us about $30.9 million, representing an adjustment to the subscription price for Unilever’s equity interest in Holdings. However, Unilever would not be required to pay us the final agreed amount, together with interest from and including the closing date (in accordance with the formula described above), until the date on which Unilever ceases to hold its equity interest in Holdings.

At the closing of the acquisition, post-employment benefit liabilities for pre-closing service of DiverseyLever business employees and, in some cases, former employees, under most employee benefit plans maintained by Unilever were transferred to us or our employee benefit plans. To the extent that the value of any employee benefit plan assets transferred differed from the value of the transferred liabilities, in each case calculated as provided in the acquisition agreement and using actuarial methods and assumptions specified therein, the excess or shortfall, as the case may be, adjusted in some cases by a tax adjustment factor, is to be paid as an adjustment to purchase price for the DiverseyLever business (1) by us to Unilever in the case of any excess or (2) to us by

Unilever in the case of any shortfall. Unilever may defer and pay to us with interest up to the time Unilever ceases to own any equity interest in Holdings, up to 75% of any shortfall attributable to transferred liabilities under unfunded post-employment benefit plans.

Based on a determination of the transferred pension assets and liabilities relating to specified plans we assumed in the acquisition, Unilever agreed to pay to us an aggregate of about $115 million, representing an adjustment to the purchase price for the DiverseyLever business. The majority of this adjustment is to be paid by Unilever once the amounts are agreed in respect of a plan, with the remainder to be paid, together with interest from and including the closing date, on the date on which Unilever ceases to hold its equity interest in Holdings. As of December 29, 2006, we had received about $88.7 million, representing a portion of Unilever’s payment of the transferred pension adjustment. The transferred pension adjustment represents the shortfall of transferred pension assets relative to liabilities, adjusted for tax, if applicable. Under the acquisition agreement, if the transferred assets are less than 90% of the value of the transferred liabilities of specified DiverseyLever pension plans, we are required to use the amounts received from Unilever in connection with the transferred pension adjustment to fund those plans up to 90% of the value of the transferred liabilities. Any amount received from Unilever over the required funding level may be used by us for other purposes. As of December 29, 2006, we had contributed an aggregate of about $43.5 million, including interest to the pension plans, fulfilling the funding obligations under the acquisition agreement.

The purchase price of the DiverseyLever business is also subject to adjustment relating to pension expenses of DiverseyLever’s employee benefit plans for the twelve months ended June 29, 2001. We have received $9.9 million in cash from Unilever relating to the finalization of this adjustment during the fiscal year ended December 30, 2005.

We recognized interest income of $2.5 million, $3.3 million and $3.5 million for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively, related to certain long-term acquisition related receivables from Unilever. We received $0, $4.8 million and $0.1 million during the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively, in partial settlement of the interest due.

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

With respect to environmental matters, including environmental warranties, Unilever will not be liable for any damages (1) in the case of known environmental matters or breaches, that are less than $250,000 in the aggregate, and (2) in the case of unknown environmental matters or breaches, that are less than $50,000 individually and $2 million in the aggregate. In the case of clause (1) above, we will bear the first $250,000 in damages. In the case of clause (2) above, once the $2 million threshold is reached, Unilever will not be liable for any occurrence where the damages are less than $50,000 or for the first $1 million of damages that exceed the $50,000 per occurrence threshold. In no event will Unilever be liable for any damages arising out of or resulting from environmental claims that exceed $250 million in the aggregate. We have submitted indemnification notices to Unilever regarding three DiverseyLever locations and expect to provide additional notification in the future. Although Unilever has acknowledged receipt of the indemnification notice, it has not yet completed its assessment and has not yet indicated its agreement with our request for indemnification.

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

Stockholders’ Agreement

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

Marga B.V.’s obligations under the stockholders’ agreement are guaranteed by Unilever N.V. Marga B.V. and Unilever N.V. are referred to collectively in this discussion as “Unilever”.

In December 2005, Unilever approved and Holdings declared and paid a special dividend payment of $35.2 million to Holdco in order to facilitate the cash requirements of the Holdco tender offer. In consideration of the special dividend, Holdings, Holdco and Unilever agreed to amend the stockholders’ agreement. The amendment effectively increases the amount of the purchase price to be paid to Unilever at the time Unilever ceases to own any equity interest in Holdings by approximately $13.1 million plus applicable interest from the date the special dividend was paid to Holdco.

On May 1, 2006, in association with the divestiture of the Polymer Business, Holdco, Marga B.V., and Holdings amended and restated the stockholders agreement dated as of May 3, 2002 among the parties. The restatement contained provisions relating to, among other things, share transfer restrictions, corporate governance, put and call options and rights of first offer and refusal and various other rights and obligations of the parties. In addition, the restatement adjusted the buyout formula related to Marga B.V.’s shares in Holdings to require an incremental payment of $30.0 million, plus interest (payable from put execution date) at the time of

Marga B.V.’s exit. The restatement also provides for the issuance of options to Marga B.V. for the purchase of Holdings at exit, which following exercise, will result in the incremental payment to Marga B.V., by Holdco, of up to $40.0 million, plus interest.

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

In addition, at any time after May 3, 2007, Unilever may sell all, but not less than all, of its shares of Holdings to no more than one person (an “Early Sale”), subject to certain restrictions, including, but not limited to, the requirement that all consents and approvals are obtained, the sale not violating or resulting in the termination of our license agreement with SCJ and the sale not constituting a change of control under our senior secured credit facilities. Further, the purchaser of Holdings’ shares from Unilever cannot be a competitor of SCJ and must be approved by Holdco, which approval cannot be unreasonably withheld or delayed. If Unilever sells its shares of Holdings to a third party, that third party would be entitled to the same rights and be subject to the same obligations applicable to Unilever under the stockholders’ agreement.

From May 3, 2007 through May 3, 2008, prior to commencing an Early Sale, Unilever must notify Holdings of its intention to sell its shares and Holdings has the right of first offer to purchase the shares beneficially owned by Unilever at the price and on the terms specified by Unilever. If Holdings does not elect to purchase the shares, Unilever may commence an Early Sale. Prior to completing that sale, however, Unilever must again offer the shares to Holdings, and Holdings has a right of first refusal to purchase the shares. The price for the shares under Holdings’ right of first refusal would be the price at which the shares are offered to the third-party purchaser plus a premium equal to 3% of that third-party price, with a maximum aggregate premium of $15.0 million and a minimum aggregate premium of $10.0 million. The maximum and minimum limitations applicable to the premium are prorated to the extent that Holdings had previously purchased shares held by Unilever. The premium would be paid by Holdco. Notwithstanding the foregoing, if Unilever has not notified Holdings of its intention to sell its shares pursuant to an Early Sale prior to May 3, 2008, Unilever would be required to first exercise its put option prior to selling its shares to a third party as described in this paragraph.

Purchase of Additional Shares from Holdco. Under the stockholders’ agreement, on the earlier of May 3, 2010 and the date on which Unilever sells all of its shares of Holdings to Holdings or a third party in accordance with the terms of the stockholders’ agreement, Unilever will have the right to buy from Holdco that number of class A common shares of Holdings (the “Additional Shares”) equal to the lesser of (i) 1.5% of the total outstanding shares of Holdings and (ii) the largest whole number of class A common shares, the aggregate value (as determined pursuant to the stockholders’ agreement) of which does not exceed $40.0 million. The purchase price to be paid by Unilever to Holdco for such Additional Shares would be $.01 per share. Unilever may then require the immediate repurchase by Holdco of the Additional Shares at a price determined in accordance with the stockholders’ agreement. The obligations to transfer the Additional Shares and repurchase those shares are obligations solely of Holdco.

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

•

any acquisition or disposition or any joint venture, alliance or capital project having an aggregate fair market value or which will result in aggregate expenditures or payments in excess of (1) $50 million individually, or (2) $100 million collectively (and $10 million individually for aggregation purposes) with other transactions entered into in the immediately preceding twelve months;

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

Stockholder Indemnification. Under the stockholders’ agreement, Holdings will indemnify Unilever and its affiliates, officers, directors and employees against all costs arising out of any untrue statement or alleged untrue statement of a material fact contained in specified documents filed with the SEC or provided to prospective investors or the omission or alleged omission from those documents of a material fact required to be stated in the documents or necessary to make the statements in the documents, in the light of the circumstances under which they were made, not misleading, if, and only to the extent, that those costs arise from Unilever or its affiliate, officer, director or employee being determined to be a person who controls Holdings within the meaning of Section 15 of the Securities Act of 1933 or Section 20 of the Securities Exchange Act of 1934. This indemnification does not apply to any costs to the extent arising out of any untrue statement or omission or alleged untrue statement or omission made in reliance upon and in conformity with written information furnished to Holdings for inclusion in any document described above by Unilever or any of its affiliates (other than Holdings), including any financial statements required to be delivered under the acquisition agreement.

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

Term. The stockholders’ agreement terminates, with respect to a stockholder, after its affiliates no longer own any shares of Holdings, and with respect to Unilever (or its assignee), after Unilever (or its assignee) no longer beneficially owns any of the shares of Holdings or, if issued, the promissory note of Holdings in exchange for shares put by Unilever (or its assignee).

Sales Agency Agreement

In connection with the acquisition of the DiverseyLever business, we and various of our subsidiaries entered into a sales agency agreement with Unilever whereby, subject to limited exceptions, we and various of our subsidiaries act as Unilever’s sales agents in the sale of certain of Unilever’s consumer brand cleaning products to institutional and industrial end-users in most countries where DiverseyLever conducted its business prior to the closing of the acquisition. In turn, we and our subsidiaries have agreed that we will not act on behalf of any other third parties in the sale or promotion of those parties’ products if the products are similar to products we are selling for Unilever as its agents, except with respect to sales of products for affiliates or under arrangements existing on May 3, 2002. The sales agency agreement terminates on May 2, 2007; however, we are currently in negotiations with Unilever to replace this arrangement prior to its expiration with a combination of a sales agency agreement that would be applicable to specific countries and a product licensing agreement that would be applicable to the rest of the countries in which the current sales agency agreement operates.

In exchange for our and our subsidiaries’ sales agency services, which include sales, promotion, collection and after-sales technical support and customer care, we and our subsidiaries are paid an agency fee. The agency fee s determined separately for each territory. The agency fee, expressed as a percentage of the net proceeds of sales, covers specified pre-determined costs for that territory based upon the costs incurred by the DiverseyLever business prior to May 3, 2002, plus one half of the EBITDA margin of all territories combined, both for the twelve months ended June 30, 2001. In any given year, for amounts sold in excess of targeted sales, the agency fee will be one-half of the regular amount. The targeted sales amount will equal the net proceeds of sales for the twelve months ended June 30, 2001, subject to change through indexation.

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

Under the sales agency agreement, the parties will generally be liable for damages in the event of a breach of their obligations, as well as for some specific losses and claims, including losses resulting from termination of employees, product recalls, product warranty or product liability. In addition, in the case of a willful breach, the parties may be liable for loss of profits, loss of margin, loss of contract, loss of goodwill or any other indirect, special or consequential losses resulting from that breach. The aggregate liabilities of the parties under the sales agency agreement may not exceed €20 million for us and €10 million for Unilever. Unilever’s indemnification limit does not include its obligation to pay the additional agency fee described above. For the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, we received an aggregate of $85.5 million, $94.1 million and $93.0 million, respectively, in agency fees from Unilever under the sales agency agreement.

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

The licenses to use Unilever’s intellectual property described above are irrevocable, subject to various exceptions described in the retained technology license agreement. Unilever’s ability to grant any further licenses of the patents in the professional market prior to May 2, 2005 was subject to specified conditions in the retained technology license agreement, and Unilever has agreed not to grant any further licenses of the restricted patents for any purpose, except to the extent necessary to resolve litigation or a dispute. Unilever has also agreed not to engage in any acts that would infringe on the restricted patents.

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

Retained Trademark License Agreement. On May 3, 2002, we entered into a retained trademark license agreement with Unilever under which Unilever has granted us a license to use the “Lever” name in our business. We were also granted the right to use the “Unilever” name. The license, which was originally set to expire on November 2, 2004, was extended to May 2, 2006. A further extension was given to December 2, 2006 for but only for certain circumstances and an additional extension was given until December 2, 2007 for specific products in a specific regions. Under the retained trademark license agreement, Unilever has granted us an exclusive, royalty-free license (with the right to sublicense only to our subsidiaries and affiliates) to use the Lever mark in the same combinations and manner in which it was used in the DiverseyLever business on the closing date of the acquisition, and in the word “DiverseyLever” until the license’s expiration, in the same manner and in relation to the same goods and services as those for which the Lever mark was used, and in the countries in which the DiverseyLever business operated, on May 3, 2002. The license does not extend to the dispensed products, which are covered by their own license under the dispensed products license agreement discussed below.

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

Under the dispensed products license agreement, we pay to Unilever a royalty of 4% of the net sales of the dispensed products. We may not use the trademarks or formulation rights other than in the same manner and for the same purposes as they were used in the DiverseyLever business prior to May 3, 2002. For the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, we paid an aggregate of $0.9 million $0.8 million and $0.8 million, respectively, to Unilever under the dispensed products license agreement.

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

Unilever provided each service for the period agreed upon by the parties, but did not provide any service longer than 24 months, except for redirecting internet traffic to the appropriate new domain name or address, which Unilever provided for up to 30 months. Under the transitional services agreement, Unilever provided most services until May 2, 2003, and as of December 30, 2005, all the services under the transitional services agreement have been terminated. The price for each service was at cost, and generally was determined in a manner consistent with Unilever’s existing cost allocation methodology. Unilever adjusted the prices from time to time in the ordinary course of business, provided the adjustments reflected the cost for the relevant service. For the fiscal year ended December 31, 2004 we paid an aggregate of $1.9 million to Unilever under the transitional services agreement.

In association with the continuation of various support services and reimbursement of benefit related costs not covered by the transitional services agreement, we paid Unilever $0.8 million, $0.9 million and $0.7 million, for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively,

Supply Agreements

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

Each supply agreement remains in effect as to a particular product until that product will not be supplied any longer. We and Unilever may terminate either supply agreement in part or in its entirety in the event of an unremedied serious or persistent breach by the other party, upon a change in control or for any reason on the giving of six months’ written notice. Further, we or Unilever may terminate a particular order upon a breach of the terms of the order that remains uncured for a specified period. Finally, the customer under either supply agreement may terminate the agreement as to products supplied at a particular factory if the supplier does not implement reasonable suggestions that the customer makes, taking into account standards used in the supply of the products in the period immediately prior to the closing of the acquisition, after visiting that factory. For the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, we paid Unilever an aggregate of $16.3 million, $12.5 million and $11.8 million, respectively (excluding inventories associated with the sales agency agreement), and Unilever paid us an aggregate of $48.2 million, $44.5 million and $39.4 million, respectively, under these supply agreements.

Non-Competition Agreement

On May 3, 2002, we and Holdings entered into a non-competition agreement with Unilever. The non-competition agreement restricted or restricts Unilever and its affiliates from competing with us in the Business (as defined below) (1) in the European Union, until May 2, 2005, and (2) in countries outside of the European Union in which the DiverseyLever business was engaged prior to the acquisition, until May 2, 2007.

For purposes of the non-competition agreement, the term “Business” is defined as the business of:

(1) developing, manufacturing, marketing, distributing and selling to professional end-users and wholesalers, distributors, “cash and carry” outlets or similar resellers who purchase products for resale, directly or indirectly, to professional end-users:

•	fabric care products

•	machine ware washing products

•	kitchen cleaning products

•	personal care products

•	building care products

•	pest control products

•	air cleaning products

•	cleaning and hygiene utensils and paper products,

which, in each case, are marketed and sold:

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

•

it continues to conduct the Business in Cote d’Ivoire, El Salvador, Ecuador, Honduras, Malawi, and pursuant to the distributorship operations of Unilex Cameroun S.A., in Cameroon, in which Unilever retained assets and operations of its institutional cleaning and hygiene business.

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

Director Independence

Because Holdings is the owner of all of our common equity interests, except for one share held by SCJ, if our company were a listed issuer it would be a “controlled company” as that term is used in the listing standards of the New York Stock Exchange (“NYSE”) and therefore not required to have a majority of independent directors. Our board has determined, however, that with the exception of Messrs. Johnson and Lonergan and Ms. Johnson-Leipold, all of our directors are independent within the meaning of, and applying, the NYSE standards. Mr. Johnson is our Chairman, an executive officer position of our company, and therefore is not independent under the NYSE standards. Mr. Lonergan is the President and Chief Executive Officer of our company and is therefore not independent under the NYSE standards. Ms. Johnson-Leipold is a sibling of Mr. Johnson, our Chairman, and is therefore not independent under the NYSE standards. In addition, as discussed under “— Interests of Our Officers and Directors,” Messrs. Johnson and Louis and Ms. Johnson-Leipold may have interests in our transactions with SCJ and other Johnson family businesses. Our board has affirmatively determined, however, that Mr. Louis’ interests in those transactions do not constitute a “material relationship” with our company for purposes of, and applying, the NYSE standards.

In assessing the independence of our directors for purposes of, and applying, the NYSE standards, our board considered the relationships disclosed under “— Interests of Our Officers and Directors.” Except with respect to Messrs. Johnson and Lonergan and Ms. Johnson-Leipold, our board has determined that these relationships do not impair the independence of the interested directors for purposes of, and applying, the NYSE standards.

In addition, the terms of our stockholders’ agreement among Holdings, Holdco and Unilever require the parties to the agreement to vote their shares and take other necessary action to cause the Holdings board to include the categories of directors described therein. The stockholders’ agreement permits Holdco to nominate up to five individuals who meet the definition of “Independent Director” set forth therein. A copy of the stockholders’ agreement is posted on our website at http://www.johnsondiversey.com under

“Investor Relations — SEC Filings — JohnsonDiversey — 2006 Form 8-K (Divestiture of Polymer).” While not required under the stockholders’ agreement, JDI also voluntarily applies the definition of “Independent Director” in the stockholders’ agreement in determining whether its directors are independent. Messrs. Brown, Howe, Nottleson and Wittwer and Ms. Esteves meet the definition of “Independent Director” set forth in the Stockholders’ Agreement.

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

Review, Approval or Ratification of Transactions with Related Persons

On an annual basis, each director and executive officer is obligated to complete a director and officer questionnaire that requires disclosure of any transactions with our company in which the director or executive officer, or any member of his or her immediate family, has a direct or indirect material interest. Our board of directors reviews such transactions to identify impairments to director independence and in connection with disclosure obligations under Item 404(a) of Regulation S-K of the Exchange Act.

On May 31, 2002, we loaned $97,500 to Clive Newman, our Vice President and Corporate Controller, in connection with the purchase of his home. The interest rate on the loan is 5.16% per annum, payable semi-monthly. The loan has a term of five years and matures on May 31, 2007, with no payments against principal due until that date. If Mr. Newman’s employment with us is terminated for any reason before that date, the full amount of unpaid principal and any accrued interest will become due and payable immediately. As of March 2, 2007, the full amount of the loan was outstanding.

Several of the Company’s management were indebted to the Company in connection with their purchases of shares of class C common stock of Holdco. These loans were outstanding in the amount of $0.9 million, net of the forgiven portion, as of December 30, 2005. There were no outstanding loans as of December 29, 2006.

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

In July 2005, we purchased two minority equity interests from Holdco, including a North American business for $1.0 million and a Dutch business associated with its former polymer segment for $2.0 million.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP, independent registered public accounting firm, served as our principal accountants for the fiscal years ended December 29, 2006 and December 30, 2005. During those periods, we incurred the following fees for services rendered by Ernst & Young LLP:

Audit Fees. Represents fees for professional services rendered in connection with the audit of our annual consolidated financial statements and reviews of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other global statutory or regulatory filings. Audit fees were $4.2 million for the year ended December 29, 2006 and $4.1 million for the year ended December 30, 2005.

Audit-Related Fees. Represents fees for professional services rendered in connection with merger and acquisition due diligence, audits of acquired businesses and employee benefit plan audits. Audit-related fees were $1.1 million for the year ended December 29, 2006 and $566,000 for the year ended December 30, 2005. The increase in audit-related fees from fiscal year 2005 to fiscal year 2006 was primarily due to billings associated with the divestiture of the Polymer Business and other initiatives associated with the November 2005 Plan.

Tax Fees. Represents fees for professional services rendered in connection with general tax advice, tax planning and tax compliance. Tax fees were $724,000 for the year ended December 29, 2006 and $441,000 for the year ended December 30, 2005.

All Other Fees. Represents fees for all other professional services rendered by Ernst & Young LLP. All other fees were $10,000 for the year ended December 29, 2006 and $2,000 for the year ended December 30, 2005. The Audit Committee of the Board of Directors has determined that the provision by Ernst & Young LLP of non-audit services to us in the fiscal years ended December 29, 2006 and December 30, 2005, is compatible with maintaining the independence of Ernst & Young LLP. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be rendered by Ernst & Young LLP. In determining whether to approve such services, the Audit Committee considers the following:

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

During fiscal years 2006 and 2005, all professional services provided by Ernst & Young LLP were pre-approved by the Audit Committee in accordance with our policies.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements:

See the Index to Consolidated Financial Statements on page F-1.

(2)	Financial Statement Schedules:

See Item 15(c) of this report.

(3)	Exhibits:

The exhibits required by Item 15 are listed in the Exhibit Index on page E-1.

INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

Other than this annual report filed on Form 10-K, no other annual reports or proxy soliciting materials have been or will be sent to our security holders.

(c)	Schedule II - Valuation and Qualifying Accounts

Schedule II - Valuation and Qualifying Accounts

JohnsonDiversey, Inc.

(Dollars in Thousands)

	Balance at Beginning of Year	Charges to Costs and Expenses	Charges to Other Accounts (1)	Deductions (2)	Balance at End of Year
Allowance for Doubtful Accounts
Fiscal Year Ended December 29, 2006	$26,823	$7,058	$6,116	$(9,286)	$30,711
Fiscal Year Ended December 30, 2005	28,549	7,902	(2,192)	(7,436)	26,823
Fiscal Year Ended December 31, 2004	27,349	9,162	1,301	(9,263)	28,549

Tax Valuation Allowance
Fiscal Year Ended December 29, 2006	251,831	37,839	(7,566)	(77,436)	204,668
Fiscal Year Ended December 30, 2005	47,821	152,378	52,252	(620)	251,831
Fiscal Year Ended December 31, 2004	46,189	12,890	(4,234)	(7,024)	47,821

(1)	Includes the effects of changes in currency translation and business acquisitions

(2)	Represents amounts written off from the allowance for doubtful accounts, net of recoveries, or the release of tax valuation allowances in jurisdictions where a change in facts and circumstances lead to the usage or a change in judgment relating to the usage of net operating loss or tax credit carryforwards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2007.

JohnsonDiversey, Inc.

By	/s/ Joseph F. Smorada
Joseph F. Smorada, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 22, 2007 by the following persons on the behalf of the registrant and in the capacities indicated.

/s/ Edward F. Lonergan Edward F. Lonergan	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Joseph F. Smorada Joseph F. Smorada	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Clive A. Newman Clive A. Newman	Vice President and Corporate Controller (Principal Accounting Officer)

/s/ S. Curtis Johnson III* S. Curtis Johnson III	Director and Chairman

/s/ Todd C. Brown* Todd C. Brown	Director

/s/ Irene M. Esteves* Irene M. Esteves	Director

/s/ Robert M. Howe* Robert M. Howe	Director

/s/ Helen Johnson-Leipold* Helen Johnson-Leipold	Director

/s/ Clifton D. Louis* Clifton D. Louis	Director

/s/ Neal R. Nottleson* Neal R. Nottleson	Director

/s/ Reto Wittwer* Reto Wittwer	Director

*  Joseph F. Smorada, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above-named officers and directors of JohnsonDiversey, Inc., pursuant to a power of attorney executed on behalf of each such officer and director.

By	/s/ Joseph F. Smorada
Joseph F. Smorada, Attorney-in-fact

JOHNSONDIVERSEY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 29, 2006, December 30, 2005 and December 31, 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of JohnsonDiversey, Inc.

We have audited the accompanying consolidated balance sheets of JohnsonDiversey, Inc. as of December 29, 2006 and December 30, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of JohnsonDiversey, Inc. at December 29, 2006 and December 30, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
March 19, 2007

JOHNSONDIVERSEY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 29, 2006	December 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$208,313	$158,186
Accounts receivable, less allowance of $30,711 and $26,823, respectively	523,512	476,952
Accounts receivable – related parties	27,809	28,370
Inventories	261,015	251,692
Deferred income taxes	35,256	14,342
Other current assets	121,189	114,461
Current assets of discontinued operations	4,100	71,160

Total current assets	1,181,194	1,115,163
Property, plant and equipment, net	421,712	432,245
Capitalized software, net	61,040	90,996
Goodwill, net	1,178,776	1,118,173
Other intangibles, net	310,413	342,564
Long-term receivables – related parties	71,392	65,194
Other assets	63,876	69,935
Noncurrent assets of discontinued operations	14,369	74,623

Total assets	$3,302,772	$3,308,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$35,649	$43,419
Current portion of long-term debt	12,954	11,998
Accounts payable	350,169	320,066
Accounts payable – related parties	55,454	52,976
Accrued expenses	482,129	363,309
Current liabilities of discontinued operations	2,943	37,181

Total current liabilities	939,298	828,949
Pension and other post-retirement benefits	234,659	266,351
Long-term borrowings	1,046,942	1,350,845
Long-term payables – related parties	29,480	28,242
Deferred income taxes	56,132	44,027
Other liabilities	47,167	55,845
Noncurrent liabilities of discontinued operations	4,423	6,456

Total liabilities	2,358,101	2,580,715
Commitments and contingencies
Stockholders’ equity:
Common stock – $1.00 par value; 200,000 shares authorized; 24,422 shares issued and outstanding	24	24
Class A 8% cumulative preferred stock – $100.00 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Class B 8% cumulative preferred stock – $100.00 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Capital in excess of par value	743,183	742,790
Retained earnings (deficit)	26,610	(91,551)
Accumulated other comprehensive income	174,854	77,775
Notes receivable from officers	—	(860)

Total stockholders’ equity	944,671	728,178

Total liabilities and stockholders’ equity	$3,302,772	$3,308,893

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Fiscal Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Net sales:
Net product and service sales	$2,842,737	$2,854,417	$2,756,706
Sales agency fee income	85,516	94,105	92,975

	2,928,253	2,948,522	2,849,681
Cost of sales	1,702,784	1,691,903	1,588,403

Gross profit	1,225,469	1,256,619	1,261,278
Selling, general and administrative expenses	1,159,242	1,104,940	1,059,829
Research and development expenses	60,526	56,533	60,928
Restructuring expenses	114,787	17,677	20,525

Operating profit (loss)	(109,086)	77,469	119,996
Other (income) expense :
Interest expense	120,578	142,853	124,134
Interest income	(12,995)	(8,856)	(6,258)
Other (income) expense, net	5,232	960	5,389

Loss from continuing operations before income taxes and minority interests	(221,901)	(57,488)	(3,269)
Income tax (benefit) provision	(87,085)	138,828	8,687

Loss from continuing operations before minority interests	(134,816)	(196,316)	(11,956)
Minority interests in net income (loss) of subsidiaries	25	(65)	186

Loss from continuing operations	(134,841)	(196,251)	(12,142)
Income from discontinued operations, net of income taxes of $127,695, $13,267 and $12,925	253,123	29,654	25,808

Net income (loss)	$118,282	$(166,597)	$13,666

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Comprehensive Income/(Loss)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Notes Receivable from Management	Total Stockholders’ Equity
Balance, January 2, 2004		$24	$736,959	$114,198	$145,401	$(1,687)	$994,895
Comprehensive income–
Net income	$13,666	—	—	13,666	—	—	13,666
Foreign currency translation adjustments, net of tax	60,968	—	—	—	60,968	—	60,968
Unrealized gains on derivatives, net of tax	4,097	—	—	—	4,097	—	4,097
Adjustment to minimum pension liability, net of tax	(17,485)	—	—	—	(17,485)	—	(17,485)

Total comprehensive income	$61,246

Capital contributions		—	651	—	—	—	651
Dividends declared		—	—	(12,313)	—	—	(12,313)
Principal payments on notes receivable from management		—	—	—	—	997	997
Forgiveness of portion of notes receivable from management		—	—	—	—	349	349

Balance, December 31, 2004		$24	$737,610	$115,551	$192,981	$(341)	$1,045,825
Comprehensive loss–
Net loss	$(166,597)	—	—	(166,597)	—	—	(166,597)
Foreign currency translation adjustments, net of tax	(115,110)	—	—	—	(115,110)	—	(115,110)
Unrealized gains on derivatives, net of tax	10,953	—	—	—	10,953	—	10,953
Adjustment to minimum pension liability, net of tax	(11,049)	—	—	—	(11,049)	—	(11,049)

Total comprehensive loss	$(281,803)

Capital contributions		—	5,180	—	—	—	5,180
Dividends declared		—	—	(40,505)	—	—	(40,505)
Principal payments on notes receivable from management		—	—	—	—	153	153
Forgiveness of portion of notes receivable from management		—	—	—	—	(672)	(672)

Balance, December 30, 2005		$24	$742,790	$(91,551)	$77,775	$(860)	$728,178
Comprehensive income–
Net income	$118,282	—	—	118,282	—	—	118,282
Foreign currency translation adjustments, net of tax	77,844	—	—	—	77,844	—	77,844
Unrealized losses on derivatives, net of tax	(212)	—	—	—	(212)	—	(212)
Adjustment to minimum pension liability, net of tax	19,447	—	—	—	19,447	—	19,447

Total comprehensive income	$215,361

Capital contributions		—	393	—	—	—	393
Dividends declared		—	—	(121)	—	—	(121)
Principal payments on notes receivable from management		—	—	—	—	860	860

Balance, December 29, 2006		$24	$743,183	$26,610	$174,854	$—	$944,671

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Fiscal Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Cash flows from operating activities:
Net income (loss)	$118,282	$(166,597)	$13,666
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities –
Depreciation and amortization	147,575	149,842	157,469
Amortization of intangibles	50,394	33,606	36,800
Amortization of debt issuance costs	5,848	28,738	12,464
Interest accrued on long-term receivables- related parties	(2,464)	(3,317)	(3,399)
Deferred income taxes	(10,395)	157,983	(16,126)
Gain on disposal of discontinued operations	(236,527)	(4,000)	(966)
Loss (gain) from divestitures	1,553	3,333	(1,133)
Loss (gain) on property, plant and equipment disposals	581	5,715	(936)
Compensation costs associated with cancellation of long-term incentive plan	393	5,136	—
Other	13,317	847	4,601
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses
Accounts receivable securitization	(47,000)	(19,000)	35,100
Accounts receivable	(21,844)	(2,329)	(18,737)
Inventories	(5,900)	(22,967)	(17,148)
Other current assets	18,739	(23,077)	(2,747)
Other assets	13,315	2,765	(6,156)
Accounts payable and accrued expenses	(27,157)	(14,269)	27,221
Other liabilities	(26,338)	2,761	(21,197)

Net cash provided by (used in) operating activities	(7,628)	135,170	198,776
Cash flows from investing activities:
Capital expenditures	(85,395)	(73,381)	(93,527)
Expenditures for capitalized computer software	(7,800)	(18,788)	(36,275)
Proceeds from property, plant and equipment disposals	7,157	3,310	12,028
Acquisitions of businesses and other intangibles	(11,600)	(6,114)	(3,968)
Net proceeds from divestiture of businesses	489,602	23,383	48,423

Net cash provided by (used in) investing activities	391,964	(71,590)	(73,319)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	(9,858)	(39,431)	60,686
Proceeds from long-term borrowings	100,000	453,222	2,531
Repayments of long-term borrowings	(433,564)	(291,399)	(156,372)
Payment of debt issuance costs	—	(7,235)	(1,337)
Dividends paid	(49)	(40,439)	(14,931)

Net cash provided by (used in) financing activities	(343,471)	74,718	(109,423)
Effect of exchange rate changes on cash and cash equivalents	5,434	(4,328)	(12,533)

Change in cash and cash equivalents	46,299	133,970	3,501
Beginning balance [1]	162,014	28,044	24,543

Ending balance [1]	$208,313	$162,014	$28,044

Supplemental cash flows information
Cash paid during the year:
Interest	$109,960	$101,708	$107,270
Income taxes	41,722	27,067	20,316
Non-cash financing activities:
Contribution from JohnsonDiversey Holdings, Inc. associated with cancellation of long-term incentive plan	$393	$5,136	$—

[1]	Includes cash and cash equivalents for discontinued operations of $3,828 and $1,987 at December 30, 2005 and December 31, 2004, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 29, 2006

(currencies in thousands)

(1)	Description of the Company

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

The Company’s financial results include the discontinued operations of the Polymer Business segment, a global marketer and manufacturer of polymer intermediates, which was divested on June 30, 2006 (see Note 8).

Except where noted, the consolidated financial statements and related notes, excluding the consolidated statements of cash flows, reflect the results of continuing operations excluding the divestiture of the Chemical Methods Associates subsidiary (“CMA”), the Polymer Business segment, and Whitmire Micro-Gen Research Laboratories, Inc. (“Whitmire”) (see Note 8).

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

Year-End

Operations included 52 weeks in the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004.

Revenue Recognition

Revenues are recognized when all the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or ownership has transferred to the customer; the price to the customer is fixed and determinable; and collectibility is reasonably assured. Revenues are reflected in the consolidated statement of operations net of taxes collected from customers and remitted to governmental authorities.

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

Under the sales agency agreement, the Company acts as Unilever’s sales agent for the sale of its consumer brand products to institutional and industrial end-users in most countries where DiverseyLever conducted its business prior to the acquisition. In exchange for the Company’s sales agency services, which include sales, collection and after-sales technical support and customer care, the Company is paid an agency fee. Sales agency fee income is recognized based on a percentage of the net proceeds of sales of Unilever consumer brand products. Expenses incurred pursuant to sales agency services are recorded as selling, general and administrative expenses, unless they relate to distribution, in which case they are recorded as cost of goods sold.

Customer Rebates and Discounts

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

Accrued customer rebates and discounts, which are included within accrued expenses on the consolidated balance sheets, were $93,154 and $84,644 at December 29, 2006 and December 30, 2005, respectively.

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

Advertising Costs

The Company expenses advertising costs as incurred. Total advertising expense was $1,640, $2,313 and $2,062 for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments, with maturities of 90 days or less at the date of purchase, to be cash equivalents. The cost of cash equivalents approximates fair value due to the short-term nature of the investments.

Accounts Receivable

The Company does not require collateral on sales and evaluates the collectibility of its accounts receivable based on a number of factors. For accounts substantially past due, an allowance for doubtful accounts is recorded based on a customer’s ability and likelihood to pay based on management’s review of the facts. In addition, the Company considers the need for allowance based on the length of time receivables are past due compared to its historical experience.

Inventories

Inventories are carried at the lower of cost or market. As of December 29, 2006 and December 30, 2005, the cost of certain domestic inventories determined by the last-in, first-out (“LIFO”) method was $46,319 and $53,942, respectively. This represented 17.5% and 18.4% of total inventories, respectively. For the balance of the Company’s inventories, cost is determined using the first-in, first-out (“FIFO”) method. If the FIFO method of accounting had been used for all inventories, they would have been $3,971 and $1,902 higher than reported at December 29, 2006 and December 30, 2005, respectively. The components of inventory are as follows:

	December 29, 2006	December 30, 2005
Raw materials and containers	$59,530	$55,440
Finished goods	201,485	196,252

Total inventories	$261,015	$251,692

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

Goodwill

Goodwill represents the excess of the purchase price over fair value of identifiable net assets acquired from business acquisitions. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but is reviewed for impairment on an annual basis and between annual tests in certain circumstances. The Company conducts its annual impairment test for goodwill at the beginning of the fourth quarter. The Company performed the required impairment test for fiscal years 2006 and 2005 and found no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Other Intangibles

SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless those lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Definite-lived intangible assets, which primarily include customer lists, contractual arrangements, trademarks, patents and licenses, have been assigned an estimated finite life and are amortized on a straight-line basis over periods ranging from 1 to 37 years. Indefinite-lived intangible assets, which primarily include trademarks, are evaluated annually for impairment and between annual tests in certain circumstances. The Company conducts its annual impairment test for indefinite-lived intangible assets at the beginning of the fourth quarter. The

Company performed the required impairment test for fiscal years 2006 and 2005 and recorded charges of $183 and $679, respectively, to selling, general and administrative expenses in the consolidated statements of operations. None of the charges related to restructuring activities. No material impairment of indefinite-lived intangible assets was determined in fiscal year 2004. There can be no assurance that future indefinite-lived intangible asset impairment tests will not result in a charge to earnings.

Impairment of Long-Lived Assets

Property, plant and equipment and other long-term assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. In fiscal years 2006 and 2005, the Company recorded impairment charges of $41,772 and $4,180, respectively, to selling, general and administrative expenses in the consolidated statements of operations. In fiscal year 2006, all impairment charges were associated with the Company’s restructuring activities and are summarized as follows:

Impaired Asset Type	Amount of loss	Business segment	Method for determining fair value
Customer List Intangible	$20,563	North America	Discounted cash flows
Dosing Equipment	7,703	North America	Market price
Manufacturing Facility	5,927	North America	Market price
Manufacturing Facility	3,814	Europe	Discounted cash flows
Other long-lived assets	3,765

	$41,772

In fiscal year 2004, impairment charges were not material to the Company’s consolidated financial position, results of operations or cash flows.

Accrued Expenses

The Company accrues employee costs relating to payroll, payroll taxes, vacation, bonuses and incentives when earned. Such accruals were $157,657 and $124,048 as of December 29, 2006 and December 30, 2005, respectively.

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

Foreign Currency Translations and Transactions

The functional currency of the Company’s foreign subsidiaries is generally the local currency. Accordingly, balance sheet accounts are translated using the exchange rates in effect at the respective balance sheet dates and income statement amounts are translated using the monthly weighted-average exchange rates for the periods presented. The aggregate effects of the resulting translation adjustments are included in accumulated other comprehensive income (loss) (Note 26).

Gains and losses resulting from foreign currency transactions are generally recorded as a component of other (income) expense, net, and were ($11,384), $25,675 and ($4,471) for the fiscal years ended December 29, 2006, December 30, 2005, December 31, 2004, respectively.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows” (“SFAS No. 95”). Generally, the approach under SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted the provisions of SFAS No. 123R using the modified prospective transition method and recorded additional compensation expense of $628 during the year ended December 29, 2006. Compensation expense relating to share options is calculated using a binomial lattice methodology over a four-year vesting period.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2006 presentation. None of these reclassifications are considered material to the Company’s consolidated financial position, results of operations or cash flows.

New Accounting Pronouncements

In January 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 157”). SFAS No. 159 is intended to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, and it does not establish requirements for recognizing dividend income, interest income or interest expense. It also does not eliminate disclosure requirements included in other accounting standards. The provisions of SFAS 159 are effective for the fiscal year beginning after November 15, 2007, which for the Company is its fiscal year 2008. The Company is currently evaluating the impact of the provisions of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning after November 15, 2007, which for the Company is its fiscal year 2008. The Company is currently evaluating the impact of the provisions of SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), an amendment of FASB Statements No. 87, 88, 106, and 132 (R). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end consolidated balance sheets (with limited exceptions). Under SFAS No. 158, the Company will also recognize the funded status of its defined benefit postretirement plans and provide required disclosures as of December 28, 2007, at the end of its fiscal year 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end consolidated balance sheets will be effective in fiscal year 2008. If the Company had adopted SFAS No. 158 at December 29, 2006, it would have recorded an increase in pension and post-retirement benefit liabilities of approximately $67,280, substantially all of which would be offset to accumulated other comprehensive income. However, this impact could change materially as of December 28, 2007, due to changes in the discount rates used to measure plan obligations, the actual returns on plan assets, and other factors.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 18, Income Taxes, for further discussion.

(3)	Master Sales Agency Terminations

In connection with the May 2002 acquisition of the DiverseyLever business, the Company entered into a master sales agency agreement (the “Agreement”) with Unilever, whereby the Company acts as a sales agent in the sale of Unilever’s consumer brand products to various institutional and industrial end-users. At acquisition, the Company recorded an intangible asset of $13,000 related to the Agreement.

An agency fee is paid by Unilever to the Company in exchange for its sales agency services. An additional fee is payable by Unilever to the Company in the event that conditions for full or partial termination of the Agreement are met. The Company elected, and Unilever agreed, to partially terminate the Agreement in several territories resulting in payment by Unilever to the Company of additional fees. In association with the partial terminations, the Company recognized sales agency fee income of $1,080, $7,737 and $4,428 during fiscal years 2006, 2005 and 2004, respectively.

The Company is currently in negotiations with Unilever to replace the Agreement with a product license and distribution agreement in fiscal year 2007.

(4)	Lease Accounting Adjustment

During the first quarter of 2005, the Company identified inconsistencies in its accounting treatment for equipment leased to a European-based customer. Further analysis concluded that such leases should be accounted for as sales-type capital leases rather than as operating leases. The cumulative impact of the correction was recorded by the Company in the three months ended April 1, 2005. The Company concluded that the impact of the accounting error was not significant to its consolidated financial position, results of operations or cash flows and, as such, does not require restatement of prior year amounts. Below is a summary of the adjustment with increases to key measures in the consolidated statements of operations for fiscal year 2005:

Net sales	$15,333
Gross profit	5,764
Operating profit	5,764
Net income	3,770

(5)	Long-Term Receivables

In September 2005, Unilever paid the Company for certain long-term receivables, including related accrued interest receivable, established through the acquisition of the DiverseyLever business in 2002. The Company received $28,935, including interest of $4,773, in partial settlement of pension related long-term receivables. The payments were recorded as reductions to long-term receivables – related parties in the consolidated balance sheet. There were no payments relating to long-term receivables received during fiscal year 2006. The Company and Unilever previously expected to settle these balances at the time that Unilever no longer holds an equity position in the parent of the Company.

(6)	Acquisitions

In October 2006, the Company completed the purchase of an exclusive distribution license for certain cleaning technology used in a variety of business sectors for an aggregate purchase price of $5,150. The license is included as a component of other intangibles in the consolidated balance sheet and is being amortized over the expected useful life of the underlying technology.

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

In July 2005, the Company purchased a minority equity interest in a North American business from Holdco, a related party, for $994. The transaction was not considered material to the Company’s consolidated financial position, results of operations or cash flows.

(7)	Divestitures

Auto-Chlor Branch Operation

In October 2006, in conjunction with its November 2005 Plan, the Company divested its Auto-Chlor branch operation in the southern United States, a business that marketed and sold low-energy dishwashing systems, kitchen chemicals, laundry and housekeeping products and services to foodservice, lodging, healthcare, and institutional customers, for $8,987, resulting in a net loss of $2,723 ($1,770 after-tax). The net loss is included within selling, general and administrative expenses in the consolidated statements of operations. The purchase price is subject to post-closing adjustments, none of which are expected to be significant to the Company. Net sales associated with this business were approximately $16,700, $20,600 and $19,600 for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively.

Commercial Laundry Operations

In September 2005, the Company sold or agreed to sell its European commercial laundry operations in a two-phase transaction. In phase 1, which closed in September 2005, the Company sold its related operations in seven countries for $14,758, which includes a reduction of $1,043 for certain pension-related purchase price adjustments, resulting in a realized gain of $1,181 ($426 after-tax loss). Net assets sold include an allocation of goodwill and other identifiable intangible assets of $5,725 and $1,838, respectively. In phase 2, the Company agreed to sell related operations in six additional countries for approximately $8,651, which includes a reduction of $465 for certain pension-related purchase price adjustments. Effective September 2005, the Company designated the net assets associated with phase 2 as “held for sale,” as required by SFAS No. 144 “Accounting for Asset Impairment,” and recorded an expected net loss of $6,110 ($4,742 after-tax). Net assets held for sale include an allocation of goodwill and other identifiable intangible assets of $6,625 and $1,329, respectively. The gross and net assets held for sale of $9,116, which include a write-down of $5,219 to net realizable value, are not considered material and, as such, are not disclosed separately on the Company’s consolidated balance sheet at December 30, 2005. In December 2006, phase 2 was completed, with the Company receiving proceeds of $9,670 which includes a reduction of $191 for certain pension-related and other purchase price adjustments, resulting in an additional net loss of $276 ($100 after-tax). The purchase price is subject to post-closing adjustments, none of which are expected to be significant to the Company. Net sales associated with these operations were approximately $29,061 and $24,143, and $37,264 and $23,656 for phase 1 and phase 2, during the years ended December 30, 2005 and December 31, 2004, respectively.

In September 2005, the Company divested its Canadian commercial laundry operations for proceeds of $2,843, resulting in a realized gain of $1,462 ($1,186 after-tax). Net sales associated with this business were approximately $4,821 for the year ended December 31, 2004.

The divestiture of the commercial laundry operations in Europe and Canada were part of larger cash-flow-generating groups and do not represent separate reporting units or components as defined by SFAS No. 144. As such, the divestitures were not reported as discontinued operations. Further, the information is not readily available to determine, with adequate precision, net income associated with the divested businesses for the periods presented in the consolidated statements of operations.

The gains and losses associated with these divestiture activities are included as a component of selling, general and administrative expenses in the consolidated statements of operations.

(8)	Discontinued Operations

Chemical Methods Associates

On September 30, 2006, in connection with its November 2005 Plan, the Company sold its equity interest in Chemical Methods Associates (“CMA”) to Ali SpA, an Italian-based manufacturer of equipment for the food service industry, for $17,000. The purchase price is subject to various post-closing adjustments, principally with regard to changes in working capital. In December 2006, the Company recorded additional purchase price of approximately $300 based on its preliminary assessment of closing working capital. The sale resulted in a gain of $2,322 ($497 after tax), net of related costs. Further adjustments are not expected to be significant and are anticipated to be finalized in the second quarter of 2007. CMA was a non-core asset of the Company.

The following summarizes the carrying amount of assets and liabilities of CMA immediately preceding divestiture on September 30, 2006 and the amount of discontinued assets and liabilities relating to CMA disclosed in the December 30, 2005 consolidated balance sheet:

	September 30, 2006	December 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$412	$18
Accounts receivable, less allowance of $156 and $140	3,105	2,468
Inventories	2,638	2,733
Deferred income taxes	—	54
Other current assets	573	38

Current assets of discontinued operations	6,728	5,311
Noncurrent assets:
Goodwill, net	8,174	8,174
Deferred income taxes	259	—
Other assets	827	1,353

Noncurrent assets of discontinued operations	9,260	9,527

Total assets of discontinued operations	15,988	14,838
LIABILITIES
Current liabilities:
Accounts payable	1,014	1,045
Accrued expenses	811	668

Current liabilities of discontinued operations	1,825	1,713
Noncurrent liabilities:
Other liabilities	116	125

Noncurrent liabilities of discontinued operations	116	125

Total liabilities of discontinued operations	1,941	1,838

Net assets of discontinued operations	$14,047	$13,000

Net sales from discontinued operations relating to CMA, excluding sales to the Company, were as follows:

	Fiscal Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Net sales	$16,905	$18,583	$15,885

Income from discontinued operations relating to CMA was comprised of the following

	Fiscal Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Income from discontinued operations before taxes and gain from sale	$2,826	$2,803	$2,433
Taxes on income from discontinued operations	(986)	(1,090)	(968)
Gain on sale of discontinued operations before taxes	2,322	—	—
Taxes on gain from sale of discontinued operations	(1,825)	—	—

Income from discontinued operations	$2,337	$1,713	$1,465

Polymer Business

On June 30, 2006, Johnson Polymer, LLC (“JP”) and JohnsonDiversey Holdings II B.V. (“Holdings II”), an indirectly owned subsidiary of the Company, completed the sale of substantially all of the assets of JP, certain of the equity interests in, or assets of certain JP subsidiaries and all of the equity interests owned by Holdings II in Johnson Polymer B.V. (collectively, the “Polymer Business”) to BASF Aktiengesellschaft (“BASF”) for approximately $470,000 plus an additional $8,119 in connection with the parties’ estimate of purchase price adjustments that are based upon the closing net asset value of the Polymer Business. Further, BASF paid the Company $1,500 for the option to extend the tolling agreement (described below) by up to six months. In December 2006, the Company and BASF finalized purchase price adjustments related to the net asset value and the Company received an additional $4,062.

The Polymer Business developed, manufactured, and sold specialty polymers for use in the industrial print and packaging industry, industrial paint and coatings industry, and industrial plastics industry. The Polymer Business was a non-core asset of the Company and had been reported as a separate business segment. The sale resulted in a gain of approximately $352,907 ($235,906 after tax), net of related costs.

The Asset and Equity Purchase Agreement between JP, Holdings II and BASF refers to ancillary agreements governing certain relationships between the parties, including a Supply Agreement and Tolling Agreement, each of which is not considered material to the Company’s consolidated financial results.

Supply Agreement

A ten-year global agreement provides for the supply of polymer products to the Company by BASF. Unless either party provides notice of its intent not to renew at least three years prior to the expiration of the ten-year term, the term of the agreement will extend for an additional five years. The agreement requires that the Company purchase a specified percentage of related product from BASF during the term of agreement. Subject to certain adjustments, the Company has a minimum volume commitment during each of the first five years of the agreement.

The Polymer Business sold $7,003 and $22,665 of polymer product to the Company during the six months ended June 30, 2006 and twelve months ended December 30, 2005, respectively.

Tolling Agreement

A three-year agreement provides for the toll manufacture of polymer products by the Company, at its manufacturing facility in Sturtevant, Wisconsin, for BASF. The agreement may be extended by up to six months by either party. The agreement specifies product pricing and provides BASF the right to purchase certain equipment retained by the Company.

In association with the Tolling Agreement, the Company agreed to pay $11,400 in compensation to SCJ, a related party, primarily related to pre-payments and the right to extend terms on the lease agreement at the Sturtevant, Wisconsin manufacturing location. The Company is amortizing $9,200 of the payment into the results of the tolling operation over the term of the Tolling Agreement, with the remainder recorded as a reduction of the gain on discontinued operations.

The Company considered its continuing involvement with the Polymer Business, including the Supply Agreement and Tolling Agreement, concluding that neither the related cash inflows nor cash outflows were direct, due to the relative insignificance of the continuing operations to the disposed business.

The following summarizes the carrying amount of assets and liabilities of the Polymer Business immediately preceding divestiture on June 30, 2006 and the amount of discontinued assets and liabilities included in the discontinued operations captions of the December 30, 2005 consolidated balance sheet:

	June 30, 2006	December 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,837	$3,810
Accounts receivable, less allowance of $616 and $555	63,317	26,595
Accounts receivable – related parties	738	555
Inventories	31,010	29,248
Deferred income taxes	71	13
Other current assets	5,084	5,628

Current assets of discontinued operations	104,057	65,849
Noncurrent assets:
Property, plant and equipment, net	40,174	48,964
Goodwill, net	2,913	1,639
Other intangibles, net	245	6
Deferred income taxes	223	—
Other assets	3,712	14,487

Noncurrent assets of discontinued operations	47,267	65,096

Total assets of discontinued operations	151,324	130,945
LIABILITIES
Current liabilities:
Short-term borrowings	—	1,356
Current portion of long-term debt	—	552
Accounts payable	26,251	24,507
Accounts payable – related parties	1,115	61
Accrued expenses	10,618	8,992

Current liabilities of discontinued operations	37,984	35,468
Noncurrent liabilities:
Pension and other post-retirement benefits	435	3,436
Long-term borrowings	—	865
Deferred income taxes	—	497
Other liabilities	1,662	1,533

Noncurrent liabilities of discontinued operations	2,097	6,331

Total liabilities of discontinued operations	40,081	41,799

Net assets of discontinued operations	$111,243	$89,146

The assets and liabilities remaining in discontinued operations at December 29, 2006 relate the Tolling Agreement.

Net sales from discontinued operations relating to the Polymer Business, excluding sales to the Company and including net sales related to the tolling agreement with BASF, were as follows:

	Fiscal Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Net sales	$189,232	$343,185	$307,838

Income from discontinued operations relating to Polymer was comprised of the following:

	Fiscal Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Income from discontinued operations before taxes and gain from sale	$22,019	$36,118	$33,224
Taxes on income from discontinued operations	(7,464)	(12,177)	(11,177)
Gain on sale of discontinued operations before taxes	352,907	—	—
Taxes on gain from sale of discontinued operations	(117,001)	—	—
Income from tolling operations	620	—	—
Taxes on income from tolling operations	(419)	—	—

Income from discontinued operations	$250,662	$23,941	$22,047

On May 1, 2006, in association with the divestiture of the Polymer Business, Holdco, which is the parent of Holdings, Marga B.V., a subsidiary of Unilever, and Holdings amended and restated the Stockholders’ Agreement dated as of May 3, 2002 among the parties (as amended and restated, the “Stockholders’ Agreement”). Holdco and Marga B.V. own 66 2/3% and 33 1/3%, respectively, of the outstanding shares of Holdings. Holdings owns 100% of the outstanding shares of the Company except for one share owned by SCJ. The amendment and restatement of the Stockholders’ Agreement included restatement of provisions relating to, among other things, share transfer restrictions, corporate governance, put and call options and rights of first offer and refusal and various other rights and obligations of the parties. In addition, the amendment and restatement adjusted the buyout formula relating to Marga B.V.’s shares in Holdings to require an incremental payment of $30,000, plus interest (payable from put execution date) at the time of Marga B.V.’s exit. The Stockholders’ Agreement also provides for the issuance of options to Marga B.V. for the purchase of Holdings shares at exit, which, following exercise, will result in the incremental payment to Marga B.V., by Holdco, of up to $40,000, plus interest.

Whitmire Micro-Gen Business

In June 2004, the Company completed the sale of Whitmire Micro-Gen Research Laboratories, Inc. (“Whitmire”) to Sorex Holdings, Ltd., a European pest-control manufacturer headquartered in the United Kingdom, for $46,000 in cash and the assumption of certain liabilities.

The purchase agreement provided for additional earn-out provisions based on future Whitmire net sales, for which the Company recorded $124 and $4,000 during the three month periods ended March 31, 2006 and April 1, 2005, respectively. The income is included as a component of income from discontinued operations in the consolidated statements of operations.

Income from discontinued operations related to Whitmire is comprised of the following:

	Fiscal Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Income from operations, net of tax	$—	$—	$1,330
Gain on sale, net of tax	124	4,000	966

Income from discontinued operations	$124	$4,000	$2,296

Net sales from discontinued operations in the fiscal year ended December 31, 2004 was $18,688.

(9)	Accounts Receivable Securitization

The Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) whereby they sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), a wholly owned, consolidated, special purpose, bankruptcy-remote subsidiary of the Company. JWPRC was formed for the sole purpose of buying and selling receivables generated by the Company and certain of its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduit) less the applicable reserve. The total potential for securitization of trade receivables under this program at December 29, 2006, was $75,000.

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

As of December 29, 2006 and December 30, 2005, the Conduit held $64,300 and $97,900, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheet.

As of December 29, 2006, the Company had a retained interest of $78,055 in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheet at estimated fair value.

Costs associated with the sale of beneficial interests in the receivables vary on a monthly basis and are generally related to the commercial paper rate and administrative fees associated with the overall program facility. Such costs were $5,447, $5,540, and $3,228 for the years ended December 29, 2006, December 30, 2005, and December 31, 2004, respectively, and are included in interest expense, net in the consolidated statements of operations.

(10)	Property, Plant and Equipment

Property, plant and equipment, net, consisted of the following:

	December 29, 2006	December 30, 2005
Land and improvements	$65,704	$69,268
Buildings and leasehold improvements	186,463	177,525
Equipment	583,315	580,101
Capital leases	1,250	2,045
Construction in progress	32,644	14,752

	869,376	843,691
Less–Accumulated depreciation	(447,664)	(411,446)

Property, plant and equipment, net	$421,712	$432,245

(11)	Capitalized Software

Capitalized software, net, consisted of the following:

	December 29, 2006	December 30, 2005
Capitalized software	$196,619	$189,125
Less–Accumulated amortization	(135,579)	(98,129)

	$61,040	$90,996

Amortization expense related to capitalized software was $38,422, $37,516 and $33,596 for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively.

During the fiscal years ended December 29, 2006, December 30, 2005, and December 31, 2004, the Company capitalized $78, $210 and $419, respectively, of interest in connection with its ongoing software projects. Periodically, the Company assesses potential impairment of capitalized software balances. The Company recorded impairment charges of $365, $3,166 and $240 for the fiscal years ended December 29, 2006, December 30, 2005, and December 31, 2004, respectively. All charges were included in selling, general and administrative expenses in the consolidated statements of operations and were related to the integration of computer systems in connection with the acquisition of the DiverseyLever business.

(12)	Goodwill

Changes in the balance of the goodwill account were as follows:

	Fiscal Year Ended
	December 29, 2006	December 30, 2005
Balance at beginning of year	$1,118,173	$1,243,449
Acquisitions	2,572	91
Divestitures	(7,190)	(13,040)
Post-acquisition adjustments	(10,469)	(4,464)
Impact of foreign currency fluctuations	75,690	(107,863)

Balance at end of year	$1,178,776	$1,118,173

(13)	Other Intangibles

Other intangibles consisted of the following:

	Weighted-Average Useful Lives	December 29, 2006	December 30, 2005
Definite-lived intangible assets:
Trademarks and patents	10 years	$49,014	$45,791
Customer lists, contracts, licenses and other intangibles	12 years	267,420	290,881
Indefinite-lived intangible assets:
Trademarks and patents	—	142,100	129,737
Licenses and other intangibles	—	4,251	4,870

		462,785	471,279
Less–Accumulated amortization		(152,372)	(128,715)

Other intangibles, net		$310,413	$342,564

Amortization expense for other intangibles was $50,394, which includes impairment charges of $20,928 recorded in connection with the November 2005 Plan (Note 16), $33,598 and $36,753 for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively.

The aggregate amounts of anticipated amortization of intangible assets for each of the next five fiscal years and thereafter are as follows:

Year
2007	$27,023
2008	25,384
2009	22,634
2010	21,858
2011	16,394
Thereafter	50,769

$164,062

(14)	Indebtedness and Credit Arrangements

The Company’s indebtedness and credit arrangements consisted of the following:

	December 29, 2006	December 30, 2005
Short-term borrowings:
Lines of credit	$35,649	$43,419

Long-term borrowings:
Term loan B	$347,250	$775,000
Term loan C	100,000	—
Japan loan	16,816	21,240
Senior subordinated notes	595,830	566,603

	1,059,896	1,362,843
Less: Current portion	12,954	11,998

	$1,046,942	$1,350,845

In December 2005, the Company amended its senior secured credit facilities. The amended facilities consisted of a $775,000 term loan B facility maturing December 16, 2011; a $100,000 delayed draw term loan facility maturing December 16, 2010; and a $175,000 dollar/euro revolving credit facility maturing December 16, 2010. The term B loan facility and the delayed draw term loan facility bear interest based on LIBOR plus 250 basis points (7.87% at December 29, 2006 and 6.80% at December 30, 2005). The term B loan facility and the delayed draw term loan facility have scheduled principal reductions semiannually. All obligations under the credit facilities are secured by all the assets of Holdings, the Company and each subsidiary of the Company (but limited to the extent necessary to avoid materially adverse tax consequences to the Company and its subsidiaries, taken as a whole and by restrictions imposed by applicable law).

At December 29, 2006 and December 30, 2005, there were no borrowings under the revolving credit facility. The revolving facility bears interest at floating rates based on Prime or LIBOR, plus a variable, leverage ratio-based spread of 225 basis points and 250 basis points at December 29, 2006 and December 30, 2005, respectively.

In December 2005, the Company’s Japanese subsidiary entered into a ¥2,500,000 term loan. The interest rate on the loan is based on TIBOR plus 102.5 basis points (1.63% at December 29, 2006). The loan matures on December 29, 2009, with scheduled principal reductions semiannually.

In December 2005, the Company recorded additional interest expense of $10,343 in relation to its debt restructuring.

In May 2002, the Company issued $300,000 and €225,000 of 9.625% senior subordinated notes due 2012 to finance a portion of the cash purchase price of the DiverseyLever business. In January 2003, the series A senior subordinated notes were exchanged for series B senior subordinated notes (the “Senior Subordinated Notes”) with the same interest rates and due dates.

Scheduled Maturities of Long-term Borrowings

Aggregate scheduled maturities of long-term borrowings in each of the next five fiscal years and thereafter are as follows:

Year
2007	$12,954
2008	12,954
2009	17,158
2010	104,750
2011	316,250
Thereafter	595,830

$1,059,896

Financial Covenants

Under the terms of its amended and restated senior secured credit facilities, the Company is subject to specified financial covenants. The most restrictive covenants under the senior secured credit facilities require the Company to meet the following targets and ratios:

Maximum Leverage Ratio. The Company is required to maintain a leverage ratio for each financial covenant period of no more than the maximum ratio specified in the senior secured credit facilities for that financial covenant period. The maximum leverage ratio is the ratio of: (i) the Company’s consolidated indebtedness (excluding up to $55,000 of indebtedness incurred under the Company’s Receivables Facility and indebtedness relating to specified interest rate hedge agreements) as of the last day of a financial covenant period using the weighted-average exchange rate for the relevant fiscal six-month period to (ii) the Company’s consolidated EBITDA (as defined in the senior secured credit facilities) for the same financial covenant period. EBITDA is generally defined in the senior secured credit facilities as earnings before interest, taxes, depreciation and amortization, plus the addback of specified expenses. The senior secured credit facilities require that the Company’s maximum leverage ratio not exceed a declining range from 5.00 to 1 for the financial covenant period ending nearest December 31, 2006, to 3.50 to 1 for the financial covenant periods ending nearest September 30, 2010 and thereafter.

Minimum Interest Coverage Ratio. The Company is required to maintain an interest coverage ratio for each financial covenant period of no less than the minimum ratio specified in the senior secured credit facilities for that financial covenant period. The minimum interest coverage ratio is the ratio of: (i) the Company’s consolidated EBITDA (as defined in the senior secured credit facilities) for a financial covenant period to (ii) the Company’s cash interest expense for that same financial period. The senior secured credit facilities require that the Company’s minimum interest coverage ratio not exceed an increasing range from 2.00 to 1 for the financial covenant period ending nearest December 31, 2006, to 3.00 to 1 for the financial covenant period ending nearest September 30, 2010 and thereafter.

Capital Expenditures. Capital expenditures are generally limited under the senior secured credit facilities to $150,000 in fiscal year 2006 and to $130,000 for subsequent fiscal years. To the extent that the Company makes capital expenditures of less than the limit in any fiscal year, however, it may carry forward into the subsequent year the difference between the limit and the actual amount expended, provided that the amounts carried forward from the previous year will be allocated to capital expenditures in the current fiscal year only after the amount allocated to the current fiscal year is exhausted. As of December 29, 2006, the Company was in compliance with the limitation on capital expenditures for fiscal year 2006.

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

As of December 29, 2006, the Company was in compliance with all covenants under the senior secured credit facilities.

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

As of December 29, 2006, the Company was in compliance with all covenants under the indentures for the senior subordinated notes.

Cross Defaults

The Company’s failure to comply with the covenants in its senior secured credit facilities or its indentures for the senior subordinated notes or the Company’s inability to comply with financial ratio tests or other restrictions could result in an event of default under the indentures for the senior subordinated notes or the senior secured credit facilities. Additionally, a payment default or default that results in the acceleration of indebtedness aggregating $25,000 or more, including, without limitation, indebtedness under the senior secured credit facilities, the indentures for the senior subordinated notes and indebtedness under the Company’s Receivables Facility and foreign lines of credit, is also an event of default under the senior secured credit facilities, the indentures for the senior subordinated notes and the indenture for Holdings’ senior discount notes. Further, specified defaults under the credit facilities and the indentures for the senior subordinated notes constitute defaults under the Company’s Receivables Facility, some of the Company’s foreign lines of credit and the Company’s license agreements with SCJ. A default, if not cured or waived, may permit acceleration of the Company’s indebtedness or result in a termination of its license agreements.

Interest Rate Swaps

In connection with the senior secured credit facilities, the Company is party to eight interest rate swaps, as described in Note 15.

Stockholders’ Agreement

In connection with the acquisition of DiverseyLever, Holdings entered into a Stockholders’ Agreement with its stockholders–Holdco and Marga B.V. The Stockholders’ Agreement was amended and restated on May 1, 2006. The Stockholders’ Agreement limits Holdings’ and the Company’s ability to effect various transactions, including among others, entering into certain transactions with affiliates, issuing additional shares of capital stock or other equity or equity-related interests, incurring certain types of indebtedness and making certain investments.

(15)	Financial Instruments

The Company sells its products in more than 160 countries and approximately 72% of the Company’s revenues are generated outside North America. The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. These financial risks are monitored and managed by the Company as an integral part of its overall risk management program.

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

Certain of the Company’s foreign business unit sales and purchases are denominated in the customers’ or vendors’ local currency. The Company purchases foreign currency forward contracts as hedges of foreign currency denominated receivables and payables and as hedges of forecasted foreign currency denominated sales and purchases. These contracts are entered into to protect against the risk that the future dollar-net-cash inflows and outflows resulting from such sales, purchases, firm commitments or settlements will be adversely affected by changes in exchange rates.

At December 29, 2006 and December 30, 2005, the Company held 42 and 69 foreign currency forward contracts as hedges of foreign currency denominated receivables and payables with aggregate notional amounts of $300,848 and $494,281, respectively. Because the terms of such contracts are primarily less than three months, the Company did not elect hedge accounting treatment for these contracts. The Company records the changes in the fair value of those contracts within other (income) expense, net, in the consolidated statements of operations. Total net realized and unrealized (gains) losses recognized on these contracts were $16,003, ($24,369) and $6,386 for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively.

As of December 29, 2006 and December 30, 2005, the Company held 88 and 21 foreign currency forward contracts as hedges of forecasted foreign currency denominated sales and purchases with aggregate notional amounts of $35,662 and $11,504, respectively. The maximum length of time of which the Company typically hedges cash flow exposures is 12 months. To the extent that these contracts are designated and qualify as cash flow hedging instruments, the effective portion of the gain or loss on the derivative instrument is recorded in other comprehensive income and reclassified as a component to net income in the same period or periods during which the hedged transaction affects earnings. Net unrealized (gains) losses on cash flow hedging instruments of ($22) and $65 were included in accumulated other comprehensive income at December 29, 2006 and December 30, 2005, respectively. There was no ineffectiveness related to cash flow hedging instruments during the fiscal years ended December 29, 2006 or December 30, 2005. Gains and losses existing at December 29, 2006, which are expected to be reclassified into the consolidated statements of operations from other comprehensive income during fiscal year 2007, are not expected to be significant.

The Company is party to three euro denominated interest rate swaps. All of these swaps were entered into in May 2002, with an expiration date in May 2007. These swaps were purchased to hedge the Company’s floating interest rate exposure on term loan B (see Note 14) with a final maturity of December 2011. Under the terms of these swaps, the Company pays a fixed rate of 4.8% and three-month EURIBOR on the notional amount of the euro swaps for the life of the swaps. In connection with the April 2005 amendment to the senior secured credit facilities, all euro denominated term debt was paid in full. As a result, the three euro swaps were caused to be ineffective, requiring all previously unrealized losses to be recorded as a component of interest expense in the consolidated statements of operations at the repayment date. In April 2005, the Company recognized $8,692 of accumulated losses in interest expense in the consolidated statement of operations. Subsequent to April 2005, gains resulting from changes in the fair value of the euro swaps in the amounts of $4,206 and $3,157 are recognized in interest expense in the consolidated statement of operations for the fiscal years ended December 29, 2006 and December 30, 2005, respectively.

The Company is also party to five U.S. dollar denominated interest rate swaps. Four of these swaps were entered into in May 2002, with an expiration date in May 2007. These swaps were purchased to hedge the Company’s floating interest rate exposure on term loan B (see Note 14) with a final maturity of December 2011. Under the terms of these swaps, the Company pays a fixed rate of 4.8% and receives three-month LIBOR on the notional amount of U.S. dollar swaps for the life of the swaps. In addition, the Company entered into one U.S. dollar interest rate swap in 2006, with a beginning date of May 2007 and an expiration date of May 2009. This swap was entered into to hedge an additional portion the Company’s floating interest rate exposure on term loan B (see Note 14) with a final maturity of December 2011. Under the terms of the swap, the Company pays a fixed rate of 5.26% and receives three-month LIBOR on the notional amount of the swap. There was no ineffectiveness related to the U.S. dollar swaps during the fiscal years ended December 29, 2006 or December 30, 2005.

All interest rate swaps are designated and qualify as cash flows hedging instruments and, therefore, the effective portion of the gain or loss on the derivative instrument is recorded in other comprehensive income and reclassified as a component to net income in the same period or periods during which the hedged exposure (interest) affects earnings. The net unrealized losses included in accumulated other comprehensive income, net of tax, were $412 and $113 for the years ended December 29, 2006 and December 30, 2005, respectively.

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

In connection with the November 2005 Plan, the Company recognized expense of $112,996 and $4,462 for the involuntary termination of 1,415 and 27 employees, of which 1,167 and 19 were actually terminated as of December 29, 2006 and December 30, 2005, respectively. In fiscal year 2006, approximately 500 terminated employees were associated with the exit from a majority of the service-oriented laundry and ware wash business in the United States. The Company also recorded $1,791 and $47 for other restructuring related costs during the twelve months ended December 29, 2006 and December 30, 2005, respectively.

The activities associated with the November 2005 Plan for fiscal year ended December 29, 2006 were as follows:

	Employee- Related	Other	Total
Liability recorded as restructuring expense	$4,462	$47	$4,509
Liability Adjustments [1]	383	—	383
Cash Paid [2]	(2,545)	—	(2,545)

Liability balances as of December 30, 2005	$2,300	$47	$2,347
Liability recorded as restructuring expense	112,996	1,791	114,787
Cash Paid [2]	(46,323)	(586)	(46,909)

Liability balances as of December 29, 2006	$68,973	$1,252	$70,225

[1]	Liability adjustments reflect the reclassification of amounts previously recorded in other liabilities.

[2]	Cash paid is reduced by $3,317 due to the effects of foreign exchange.

Exit and Acquisition-Related Restructuring Programs

During fiscal years 2004, 2003 and 2002, in connection with the acquisition of the DiverseyLever business, the Company recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. As of December 30, 2005, the Company had terminated 717 employees in completion of programs. The Company continues to make cash payments representing contractual obligations associated with involuntary terminations and lease payments on closed facilities.

	Exit Plans			Acquisition Related Restructuring Plans
	Employee- Related	Other	Total	Employee- Related	Other	Total
Liability balances as of January 2, 2004	$24,821	$3,411	$28,232	$5,173	$1,393	$6,566
Liability recorded as restructuring expense	—	—	—	20,404	579	20,983
Liability Reclassifications [1]	(182)	182	—	369	(369)	—
Liability Adjustments [2]	(2,932)	(1,405)	(4,337)	(173)	(285)	(458)
Cash Paid [3]	(20,511)	(1,894)	(22,405)	(18,576)	(997)	(19,573)

Liability balances as of December 31, 2004	1,196	294	1,490	7,197	321	7,518
Liability recorded as restructuring expense	—	—	—	12,567	601	13,168
Liability Adjustments [2]	—	—	—	7	17	24
Cash Paid [3]	(796)	(280)	(1,076)	(14,492)	(920)	(15,412)

Liability balances as of December 30, 2005	400	14	414	5,279	19	5,298
Liability recorded as restructuring expense	—	—	—	(232)	—	(232)
Cash Paid [3]	(138)	3	(135)	(2,421)	(150)	(2,571)

Liability balances as of December 29, 2006	$262	$17	$279	$2,626	$(131)	$2,495

[1]

Liability reclassifications include reclassification between previously determined employee-related and other plan liabilities based on clarification of original assumptions. All charges related to the liability reclassifications were recorded in the proper period.

[2]	Liability adjustments reflect the reclassification of amounts previously recorded in other liabilities.

[3]	Cash paid includes the effects of foreign exchange.

(17)	Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of operations, include the following:

	Fiscal Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Foreign currency translation (gain) loss	$(11,384)	$25,675	$(4,474)
Forward contracts (gain) loss	16,003	(24,369)	6,386
Loss on hyperinflationary country foreign currency translations	—	—	1,773
Other, net	613	(346)	1,704

	$5,232	$960	$5,389

(18)	Income Taxes

The income tax provision for the Company has been calculated as if the entities included in the Company’s consolidated financial statements file separately from their parent holding company, Holdings.

As a result of the separation from SCJ in 1999, the Company and its former parent, Holdco, entered into a tax sharing agreement to allocate responsibility for taxes between SCJ and the Company. In accordance with the terms of the agreement, the Company received $3,796 from SCJ in 2005 representing adjustments resulting from the closure of the U.S. income tax audit for the fiscal years ended June 30, 2000 and June 29, 2001; however, the payment is subject to further adjustment as a result of current and potential future tax audits as well as tax carryforward and carryback provisions. The payment relates to the ability to carryback certain credits to the pre-separation period that were generated by the Company subsequent to separation. These credits were generated and benefited by the Company in periods prior to 2005.

The provision (benefit) for income taxes for continuing operations was comprised of:

	Fiscal Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Current tax expense (benefit):
Federal	$(85,241)	$(5,546)	$1,962
State	(11,444)	41	136
Foreign	25,854	21,283	19,949
Deferred tax expense (benefit):
Federal	(930)	100,643	(22,317)
Foreign	(15,324)	22,407	8,957

	$(87,085)	$138,828	$8,687

A reconciliation of the difference between the statutory U.S. federal income tax benefit to the Company’s income tax expense (benefit) for continuing operations is as follows:

	Fiscal Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Statutory U.S. federal income tax benefit	$(77,674)	$(20,098)	$(1,209)
State income taxes, net of federal benefit	(11,444)	41	136
Effect of foreign operations	(670)	(384)	(4,187)
Nondeductible goodwill	—	2,137	—
Nondeductible expenses	5,730	4,181	5,597
Increase in valuation allowance	3,552	151,758	1,632
Foreign earnings deemed remitted	(3,472)	1,722	6,779
Other	(3,107)	(529)	(61)

Income tax expense (benefit)	$(87,085)	$138,828	$8,687

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

The differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to significant portions of deferred income tax liabilities or assets include the following:

	December 29, 2006	December 30, 2005
Deferred tax assets:
Employee benefits	$68,848	$94,497
Inventories	8,198	7,842
Accrued expenses	55,374	40,890
Net operating loss carryforwards	155,213	181,104
Foreign tax credits	51,094	70,035
Valuation allowance	(204,668)	(251,831)

	$134,059	$142,537

Deferred tax liabilities:
Tangible assets	$8,206	$12,492
Intangible assets	127,350	123,519
Foreign earnings deemed remitted	13,951	27,127
Other, net	5,428	9,084

	$154,935	$172,222

The Company reported an effective income tax rate of 33.5% on pre-tax income from discontinued operations for the fiscal year ended December 29, 2006. The effective income tax rate was increased by state and local income taxes and a large permanent difference attributable to the excess of tax gain over book gain on the divestiture of the Polymer Business segment, and decreased by a reduction in valuation allowance against pre-2006 U.S. tax losses and U.S. foreign tax credits. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the income tax benefit from use of the current year pre-tax losses and credits from continuing operations to offset the tax on the gain from the divestiture of the Polymer Business segment is reported as an income tax benefit for continuing operations.

The Company has foreign net operating loss carryforwards totaling $451,173 that expire as follows: fiscal 2007 – $1,749; fiscal 2008 – $5,230; fiscal 2009 – $19,565; fiscal 2010 – $43,775; fiscal 2011 – $51,869; fiscal 2012 and beyond – $186,555; and no expiration – $142,430.

The Company also has foreign tax credit carryforwards totaling $38,921 that expire as follows: fiscal 2012 and beyond—$29,009; and no expiration - $9,912. The Company also has U.S. state net operating loss carryforwards totaling $383,844. The state net operating loss carryforwards expire in various amounts over one to twenty years. Valuation allowances of $204,668 and $251,831 as of December 29, 2006 and December 30, 2005, respectively, have been provided for deferred income tax benefits related to the foreign, federal and state loss carryforwards, tax credits, and other net deferred tax assets where it is more likely than not that amounts may not be realized. The valuation allowance at December 29, 2006, includes $2,142 related to acquired foreign loss carryforwards. Any tax benefits subsequently recognized for the acquired foreign loss carryforwards will be allocated to reduce goodwill.

The valuation allowance at December 30, 2005 was determined in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The combination of historical U.S. tax losses and the anticipated additional expenses to be incurred in the U.S. as part of the November 2005 Plan caused the Company to reconsider the need for a valuation allowance against its U.S. deferred tax assets. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. In certain cases, the negative evidence associated with historical losses cannot be overcome by management’s expectation of future taxable income. Based on the historical U.S. tax losses and the anticipated additional expenses to be incurred in the U.S. as part of the November 2005 Plan, it was no longer more likely than not that U.S. deferred tax assets would be fully realized. Accordingly, the Company recorded a charge for an additional U.S. valuation allowance of $140,181 for the year ended December 30, 2005. However, in connection with the divestiture of the Polymer Business segment, $63,126 of the allowance was reversed in fiscal year 2006, the benefit for which was recognized in discontinued operations.

The valuation allowance at December 29, 2006 was also determined in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Based on the continued historical U.S. tax losses and the anticipated additional expenses to be incurred in the U.S. as part of the November 2005 Plan, the Company continued to conclude that it was not more likely than not that U.S. deferred tax assets would be fully realized. Accordingly, the Company recorded a charge for an additional U.S. valuation allowance of $2,077 for continuing operations for the year ended December 29, 2006. The Company does not believe the valuation allowances recorded in fiscal years 2005 and 2006 are indicative of future cash tax expenditures. If the November 2005 Plan produces the results anticipated by management, the Company anticipates that all or a portion of the valuation allowance would reverse in future periods, similar to the partial reduction of valuation allowance in discontinued operations for fiscal year 2006 related to the divestiture of the Polymer Business segment.

Pretax income (loss) from foreign continuing operations was $(4,902), $75,341 and $91,870, for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively. Federal and state income taxes are provided on international subsidiary income distributed to or taxable in the U.S. during the year. As of December 29, 2006, federal and state taxes have not been provided for the repatriation of unremitted earnings of certain foreign subsidiaries, which are considered to be permanently reinvested. A determination of the unrecognized deferred tax liability associated with permanently reinvested foreign subsidiary earnings is not practicable.

The Company closed income tax audits for Holdings (U.S.) for the 2002 and 2003 tax periods, for JohnsonDiversey (France) S.A.S. for the 2002 through 2004 tax periods, for Johnson Professional Co., Ltd. (Japan) for the 2003 through 2005 tax periods, and other income tax audits covering various entities for various previous tax periods. Based on the results of these income tax audits, the Company reduced tax contingency reserve by $22,102 in 2006, of which $10,631 was recorded as a credit to goodwill and $11,471 was recorded as a credit to income tax expense from continuing operations. The Company continues to provide tax contingency reserve for known income tax exposures globally.

In June, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48). The Company is required to adopt FIN 48 beginning in fiscal year 2007. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the income tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company is still assessing the impacts of the adoption of FIN 48. Based on a preliminary analysis, management believes that adoption of FIN 48 will not have a material impact on retained earnings. However, the final analysis will be completed in the first quarter of fiscal year 2007.

On June 10, 2004, the Company completed the sale of shares of Whitmire. The sale of shares resulted in a capital loss of $3,568 for U.S. income tax purposes. As of the year ended December 30, 2005, the Company had recorded a full valuation allowance on the deferred tax asset related to this capital loss. This valuation allowance was reversed in fiscal year 2006 since the capital loss was used to offset the gain on the divestiture of the Polymer Business segment for U.S. income tax purposes.

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

Global Defined Benefit Pension Plans

The following table provides a summary of the changes in the Company’s plans’ benefit obligations, assets and funded status during fiscal years 2006 and 2005, and the amounts recognized in the consolidated balance sheets, in respect of those countries where the pension liabilities exceeded a certain threshold (approximately $5,000).

	Fiscal Year Ended
	December 29, 2006			December 30, 2005
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Change in benefit obligations:
Benefit obligation at beginning of period	$247,329	$77,690	$495,630	$222,132	$85,665	$417,802
Service cost	11,118	1,348	20,198	11,267	1,543	20,849
Interest cost	14,412	1,566	20,287	13,269	1,588	20,775
Plan participant contributions	—	—	2,871	434	—	3,682
Actuarial loss or (gain)	(4,451)	(3,091)	(32,655)	10,162	4,617	53,180
Benefits paid	(25,174)	(3,061)	(22,111)	(11,737)	(4,538)	(15,785)
(Gain)/Loss due to exchange rate movements	117	(618)	49,706	1,652	(11,185)	(56,886)
Plan amendments	131	—	(10,326)	—	—	—
Acquisitions	—	—	9,523	—	—	54,499
Curtailments, settlements and special termination benefits	(676)	(4,689)	(50,740)	150	—	(2,486)

Benefit obligation at end of period	$242,806	$69,145	$482,383	$247,329	$77,690	$495,630

Change in plan assets:
Fair value of plan assets at beginning of period	$170,119	$34,324	$317,359	$158,565	$38,999	$258,937
Actual return on plan assets	18,440	1,550	24,345	12,713	210	41,932
Employer contribution	47,861	4,166	28,671	9,009	4,669	24,297
Plan participant contributions	—	—	2,871	434	—	3,682
Benefits paid	(25,174)	(3,061)	(22,111)	(11,737)	(4,538)	(15,785)
Gain/(Loss) due to exchange rate movements	(84)	(305)	34,094	1,135	(5,016)	(35,634)
Acquisitions	—	—	7,578	—	—	39,930
Settlements	—	(4,672)	(45,147)	—	—	—

Fair value of plan assets at end of period	$211,162	$32,002	$347,660	$170,119	$34,324	$317,359

Net amount recognized:
Funded status	$(31,644)	$(37,143)	$(134,723)	$(77,210)	$(43,366)	$(178,271)
Employer contributions between measurement date and year-end	35	—	—	20,043	—	—
Unrecognized net actuarial loss	71,137	25,015	48,348	84,579	33,469	86,675
Unrecognized prior service cost	(69)	23	(12,790)	(251)	30	(3,977)
Unrecognized transition obligation	—	325	1,995	—	602	—

Net amount recognized	$39,459	$(11,780)	$(97,170)	$27,161	$(9,265)	$(95,573)

Net amount recognized in consolidated balance sheets consists of:
Prepaid benefit cost	$42,962	$637	$289	$31,815	$333	$1,461
Accrued benefit liability	(3,503)	(12,417)	(97,459)	(4,654)	(9,598)	(97,034)
Additional minimum liability	(59,154)	(24,686)	(12,247)	(67,371)	(33,505)	(22,889)
Intangible assets	174	347	961	216	633	927
Accumulated other comprehensive income	58,980	24,339	11,286	67,155	32,872	21,962

Net amount recognized	$39,459	$(11,780)	$(97,170)	$27,161	$(9,265)	$(95,573)

In December 2006, in association with restructuring activities in Japan, the Company recognized curtailment and settlement charges of $1,951 due to early retirements.

In June 2006, in association with the divestiture of the Polymer Business, the Company curtailed defined benefits to former North American Polymer employees resulting in a curtailment loss of $778, which is included in discontinued operations. In conjunction with the divestiture of the Polymer Business, the Company remeasured its defined benefit plan obligations in North America and the Netherlands resulting in a $25,118 reduction of additional minimum pension liabilities, primarily as a result of an increase in discount rate assumptions.

In April 2006, the Company curtailed its participation in a defined benefit plan in the Netherlands sponsored by SCJ. The active participant plan obligations were settled in June 2006 and the inactive participant obligations were settled in December 2006. The net result was a settlement gain of $147.

In April 2006, the Company’s Turkish and Danish subsidiaries curtailed and settled certain defined benefit plans resulting in a settlement gain of $2,158 and settlement loss of $1,495, respectively.

Effective with the beginning of fiscal year 2006, the Company determined that its defined benefit plan at its subsidiary in Ireland met the materiality threshold for accounting and reporting under SFAS No. 87, “Employers’

Accounting for Pensions.” The plan assets, obligations and related activity are shown in the acquisitions line of the tables represented above.

Prior to fiscal year 2005, the Company participated with SCJ, a related party, in certain defined benefit plans at its Dutch and U.K. subsidiaries, and had not accounted for these plans under SFAS No. 87. In connection with the anticipated formal separation of the plans, the plan assets, obligations and related activity were separated in fiscal year 2005 and are included in the acquisition line of the tables represented above. In fiscal year 2005, the Company made an adjustment to account for the plans under SFAS No. 87, which did not have a significant impact on its results of operations for the year ended December 30, 2005, or any prior periods. In connection with these plans, the Company recorded additional minimum pension liabilities of $9,861 as of December 30, 2005.

Pension plans with accumulated benefit obligations in excess of plan assets at year end were as follows:

	December 29, 2006			December 30, 2005
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Projected benefit obligation	$190,550	$68,986	$258,631	$240,119	$77,586	$391,877
Accumulated benefit obligation	188,137	68,328	232,792	225,203	76,928	333,585
Fair value of plan assets	164,528	31,237	152,344	162,375	33,989	237,182

Actuarial calculations were computed using the following weighted-average rates:

	December 29, 2006			December 30, 2005
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Weighted-average discount rate	5.66%	2.25%	4.82%	5.65%	2.00%	4.16%
Weighted-average rate of increase in future compensation levels	4.41%	4.00%	3.11%	4.40%	4.00%	2.77%
Weighted-average expected long-term rate of return on plan assets	7.91%	2.75%	6.93%	7.90%	2.00%	6.43%

The components of net periodic benefit cost for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively, were as follows:

	Fiscal Year Ended
	December 29, 2006			December 30, 2005			December 31, 2004
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Service cost	$11,118	$1,348	$20,198	$11,267	$1,543	$20,849	$9,267	$1,722	$20,557
Interest cost	14,412	1,566	20,287	13,269	1,588	20,775	11,949	1,627	16,675
Expected return on plan assets	(14,734)	(610)	(21,044)	(14,175)	(633)	(18,550)	(12,168)	—	(12,688)
Amortization of net loss	3,322	2,348	2,613	3,645	2,497	2,508	2,524	2,908	718
Amortization of transition obligation	—	234	182	—	252	—	—	256	—
Amortization of prior service cost	(28)	5	(679)	(31)	(161)	(108)	(35)	(207)	(236)
Curtailments, settlements and special termination benefits	1,448	1,951	188	150	—	(2,406)	—	—	—

Net periodic pension cost	$15,538	$6,842	$21,745	$14,125	$5,086	$23,068	$11,537	$6,306	$25,026

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

Expected pension benefit disbursements for each of the next five years and the five succeeding years are as follows:

Year	North America Plans	Japan Plans	Rest of World Plans
2007	$12,128	$3,139	$10,623
2008	9,956	3,721	15,353
2009	20,315	3,313	14,496
2010	12,831	3,437	16,845
2011	14,059	3,700	17,070
Next five years thereafter	89,021	17,268	112,692

The Company also has an unfunded supplemental separation pay plan. This plan provides retirement benefits for employees formerly with SCJ who were hired before 1995. The projected benefit obligation was $5,903 and $7,081 as of December 29, 2006 and December 30, 2005, respectively, and is included in pension and other liabilities on the consolidated balance sheet. The accumulated benefit obligation was $4,357 and $4,869 as of December 29, 2006 and December 30, 2005, respectively.

Defined Benefit Pension Plans

The Company uses a measurement date of October 31 for its U.S. based pension plans, and December 31 for its non-U.S. based pension plans.

The following represents the weighted-average asset allocation by asset category for the Company’s North America, Japan and Rest of World defined benefit pension plans on December 29, 2006:

	North America Plans		Japan Plans		Rest of World Plans
Asset Class	Allocation	Target	Allocation	Target	Allocation	Target
Non-U.S. Equities	18%	18%	29%	29%	38%	38%
U.S. Equities	29%	30%	10%	10%	10%	10%
Non-U.S. Fixed Income	7%	7%	8%	8%	37%	37%
U.S. Fixed Income	40%	40%	8%	8%	2%	2%
Non-U.S. Real Estate	0%	0%	0%	0%	8%	8%
U.S. Real Estate	3%	2%	0%	0%	3%	3%
Cash and Cash Equivalents	3%	3%	45%	45%	2%	2%

Employer Contributions

The Company expects to contribute approximately $24,544, $6,093 and $20,063 respectively, to its North America, Japan and Rest of World defined benefit pension plans during fiscal year 2007.

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

Non-U.S. equities serve to diversify some of the volatility of the U.S. equity market while providing comparable long-term returns. Additionally, non-U.S. equities expand the investment opportunities of the funds. In some countries, governmental or regulatory restrictions require that a certain percentage be invested in the home country’s capital markets.

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

North America	Expected Return
Canada	7.50%
United States	8.00%

Japan
Japan	2.75%

Rest of World
Belgium	7.25%
Germany	5.50%
Ireland	6.50%
Netherlands	6.75%
Switzerland	5.75%
United Kingdom	7.00%

(20)	Other Post-Employment Benefits

In addition to providing pension benefits, the Company provides for a portion of healthcare, dental, vision and life insurance benefits for certain retired employees, primarily at its North American segment. Covered employees retiring from the Company on or after attaining age 50 and who have rendered at least ten years of service to the Company are entitled to post-retirement healthcare, dental and life insurance benefits. These benefits are subject to deductibles, co-payment provisions and other limitations. Contributions made by the Company are equivalent to benefits paid. The Company may change or terminate the benefits at any time. The Company has elected to amortize the transition obligation over a 20-year period. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans follows:

	Fiscal Year Ended
	December 29, 2006	December 30, 2005
Change in benefit obligations:
Benefit obligation at beginning of period	$96,223	$84,590
Service cost	2,506	3,355
Interest cost	5,300	4,896
Actuarial loss	4,970	8,340
Benefits paid	(5,897)	(4,259)
(Gain)/Loss due to exchange rate movements	506	(699)
Curtailments, settlements and special termination benefits	(6,937)	—

Benefit obligation at end of period	$96,671	$96,223

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contribution	5,897	4,259
Plan participants contribution	820	840
Benefits paid	(6,717)	(5,099)

Fair value of plan assets at end of period	$—	$—

Net amount recognized:
Funded status	$(96,671)	$(96,223)
Employer contributions between measurement date and year-end	1,043	1,160
Unrecognized net actuarial loss	31,782	33,462
Unrecognized prior service cost	(2,816)	(2,816)

Accrued benefit costs	$(66,662)	$(64,417)

The accumulated post-retirement benefit obligations were determined using a weighted-average discount rate of 5.82% and 5.73% at December 29, 2006 and December 30, 2005, respectively. The components of net periodic benefit cost for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004 were as follows:

	Fiscal Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Service cost	$2,506	$3,355	$3,065
Interest cost	5,300	4,896	4,741
Amortization of net loss	1,050	751	531
Amortization of transition obligation	—	287	287
Amortization of prior service cost	(191)	50	48
Curtailments, settlements and special termination benefits	(927)	—	—

Net periodic benefit cost	$7,738	$9,339	$8,672

In June 2006, in association with the divestiture of the Polymer Business, the Company curtailed defined benefits and retiree welfare benefits to former North American Polymer employees, resulting in a curtailment loss of $4,068 for retiree welfare benefits.

Effective the beginning of fiscal year 2006, a new healthcare system was introduced in the Netherlands. The new system required that all residents and non-residents working in the Netherlands subscribe to private health insurance with an insurer of their choice, regardless of income level. In association with the new system, the Company and affected employees negotiated a new collective bargaining agreement that discontinued the Company- sponsored postretirement medical subsidy, resulting in a curtailment gain of $4,557 during the first quarter of fiscal 2006.

For the fiscal year ended December 29, 2006, healthcare cost trend rates were assumed to be in a range of 3% to 4% for international plans and 9% downgrading to 5% by 2011 for domestic plans. For the fiscal year ended December 30, 2005, healthcare cost trend rates were assumed to be in a range of 3% to 4% for international plans and 10% downgrading to 5% by 2011 for domestic plans. The assumed healthcare cost trend rate has a significant effect on the amounts reported for the healthcare plans. A one percentage point change on assumed healthcare cost trend rates would have the following effect for the fiscal year ended December 29, 2006:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$793	$(707)
Effect on post-retirement benefit obligation	9,336	(8,036)

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

Expected post-retirement benefits for each of the next five years and succeeding five years are as follows:

Year
2007	$4,262
2008	4,695
2009	5,557
2010	6,392
2011	6,866
Next five years thereafter	36,496

The Company adopted FASB Staff Position No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” during fiscal year 2004. In accordance with the proposed guidance, the Company and its actuarial advisors determined that benefits provided to certain plan participants are expected to be at least actuarially equivalent to Medicare Part D, and, accordingly, the Company was entitled to a subsidy. The expected subsidy reduced the accumulated postretirement benefit obligation at January 1, 2004 by $6,100, and net periodic benefit cost by $748 for the fiscal year ended December 31, 2004. The Company was not required to amend its postretirement health care plans to qualify for the federal subsidy.

(21)	Other Employee Benefit Plans

Discretionary Profit-Sharing Plan

The Company has a discretionary profit-sharing plan covering certain employees. Under the plan, the Company expensed $9,680, $9,432 and $8,394 for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively.

Defined Contribution Plans

The Company has various defined contribution benefit plans which cover certain employees. The Company has expanded use of such plans in select countries where they have been used to supplement or replace defined benefit plans.

In the Company’s North American segments, participants can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 40l(k) tax-deferred option. In association with these plans, the Company paid $5,319 and $5,449 for matching contributions during the fiscal years ended December 29, 2006 and December 30, 2005, respectively. The Company’s other business segments contributed $5,326 and $2,260 to defined contribution plans during the fiscal years ended December 29, 2006 and December 30, 2005, respectively.

(22)	Fair Value of Financial Instruments

The book values of the Company’s financial instruments, including cash and cash equivalents, trade receivables, trade payables and derivative instruments, approximates their respective fair values.

The book values and estimated fair values of borrowings are reflected below:

	December 29, 2006		December 30, 2005
	Book Value	Fair Value	Book Value	Fair Value
Short-term borrowings and current portion of long term debt	$48,603	$48,603	$55,417	$55,417
Long-term borrowings	1,046,942	1,073,745	1,350,845	1,355,011

The fair values of long-term borrowings were estimated using quoted market prices. The book values of short-term borrowings approximate fair value due to the short-term nature of the lines of credit (see Note 14).

(23)	Stock-Based Compensation

The Company has a long-term incentive plan (the “Plan”) that provides for the right to purchase stock of Holdco, the parent of Holdings, for certain members of senior management of the Company.

In December 2005, the Company and Holdco approved the cancellation of the Plan. In connection with this decision, Holdco commenced an offer to purchase all of its outstanding class C common stock, options to purchase its class C common stock and class B common stock held by senior management of the Company and current or former employees of SCJ. The offer expired in March 2006. Pursuant to the offer, holders of Holdco’s class C common stock who tendered shares in the offer received $139.25 in cash, without interest, for each share of class C common stock tendered. Holders of options received a cash payment as follows: (a) for options with an exercise price less than $139.25 per share, an amount equal to the difference between $139.25 and the exercise price for each share of class C common stock issuable upon exercise of the options and (b) for options with an exercise price equal to or greater than $139.25 per share, $8.00 for each share of class C common stock issuable upon exercise of the options. Holders of class B common stock received $83.30 for each share of class B common stock tendered. Those participants who chose not to accept the tender offer will continue to participate under existing Plan terms; however, the Company will not grant further awards under the Plan.

The Company recorded $393 and $5,136 in selling, general and administrative expenses in the fiscal years ended December 29, 2006 and December 30, 2005, respectively, in recognition of the costs associated with the participants accepting the tender offer. The offer was approved by the Company’s Compensation Committee in December 2005 and its outcome on the financial results of the Company was both probable and reasonably estimable as of December 2005.

Options issued under the modified Plan were 0, 153,622, and 108,637 for the periods ended December 29, 2006, December 30, 2005, and December 31, 2004, respectively. Further, the board of directors approved discretionary stock options to certain employees under the modified Plan. Discretionary stock options issued under the Plan were 0, 4,570, and 16,075 for the periods ended December 29, 2006, December 30, 2005, and December 31, 2004, respectively.

Compensation expense recorded by the Company related to restricted stock and debt forgiveness, net of forfeitures, was ($522), ($171), and $1,941 for the fiscal years ended December 29, 2006, December 30, 2005, and December 31, 2004, respectively. During fiscal year 2006, 11,805 restricted stock shares were forfeited resulting in a $713 reduction in compensation expense.

A summary of stock option activity and average exercise price is as follows:

	Number of Shares	Weighted- Average Exercise Price
Shares under option at January 2, 2004	304,105	$112.05
Options granted	124,712	136.61
Options lapsed or surrendered	(13,800)	118.61
Options exercised	(5,968)	107.13

Shares under option at December 31, 2004	409,049	119.39
Options granted	158,192	143.06
Options lapsed or surrendered	(47,041)	126.81
Options exercised	(19,062)	118.41

Shares under option at December 30, 2005	501,138	126.20
Options tendered	(375,588)	129.45
Options lapsed or surrendered	(1,809)	135.94
Options exercised	(230)	111.53

Shares under option at December 29, 2006	123,511	$116.12

Information related to stock options outstanding and stock options exercisable as of December 29, 2006, is as follows:

Weighted-Average Price Range	Number of Shares		Weighted-Average Remaining Contractual Life (in Years)
	Outstanding	Exercisable
$ 82.63	26,316	26,316	3
114.16	27,675	27,675	4
136.05	9,960	9,960	2
106.93	11,375	11,375	3
115.07	12,500	—	4
136.79	16,920	—	4
143.06	18,765	—	5

	123,511	75,326

Exercisable options held by employees at December 29, 2006 were 75,326. The weighted-average exercise price for options exercisable December 29, 2006 was $104.95.

As of December 29, 2006, there was a total of 48,185 nonvested shares outstanding at weighted-average fair value of $43.81 per share, and there was $1,130 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over the next three years.

Adoption of New Cash-Based Long-Term Incentive Program

In December 2005, the Company approved a new long-term incentive program, which became effective at the beginning of fiscal year 2006. The new program is not stock-based; rather, it provides for the accumulation of long-term cash awards based on three-year financial performance periods. The new awards are earned through service. The compensation expense related to the services rendered for the year ended December 29, 2006 was $5,778.

(24)	Lease Commitments

The Company leases certain plant, office and warehouse space as well as machinery, vehicles, data processing and other equipment under long-term, noncancelable operating leases. Certain of the leases have renewal options at reduced rates and provisions requiring the Company to pay maintenance, property taxes and insurance. Generally, all rental payments are fixed. At December 29, 2006, the future payments for all operating leases with remaining lease terms in excess of one year, and excluding maintenance, taxes and insurance, in each of the next five fiscal years and thereafter were as follows:

Year
2007	$56,281
2008	38,868
2009	23,529
2010	11,110
2011	9,098
Thereafter	42,511

$181,397

Total rent expense under all leases was $75,813, $75,781 and $74,953 for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively.

(25)	Related-Party Transactions

The Company purchases certain raw materials and products from SCJ, which, like the Company, is majority-owned by the descendants of Samuel Curtis Johnson. Total inventory purchased from SCJ was $29,003, $31,019 and $27,133 for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively.

SCJ also provides certain administrative, business support and general services, including shared facility services to the Company. In addition, the Company leases certain facilities from SCJ. Charges for these services and leases totaled $14,923, $12,134 and $13,918 for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively.

The Company licenses the use of certain trade names, housemarks and brand names from SCJ. Payments to SCJ under the license agreements governing the names and marks totaled $4,666, $4,482 and $4,473 for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively.

SCJ purchases certain raw materials and products from the Company. Total inventory purchased by SCJ from the Company was $14,786, $21,627 and $19,260 for the fiscal years ended December 29, 2006, December 30, 2005, and December 31, 2004, respectively.

In June 2006, in connection with the divestiture of the Polymer Business, the Company entered a new toll manufacturing agreement with SCJ (see Note 8). In addition, the Company and SCJ entered a toll manufacturing agreement covering its North American business. Under both agreements, SCJ will support and perform certain manufacturing functions at its Waxdale operation in the United States. The Company paid SCJ $2,383 during the fiscal year ended December 29, 2006 in association with these tolling agreements.

The Company has a banking relationship with the Johnson Financial Group, which is majority-owned by the descendants of Samuel Curtis Johnson. Service fees paid to the Johnson Financial Group totaled $140, $137 and $143, for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively.

The Company leases its North American headquarters building from Willow Holdings, Inc., which is controlled by the descendants of Samuel Curtis Johnson. The Company’s operating lease costs were $806, $789 and $812 for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively.

Several of the Company’s management were indebted to the Company in connection with their purchases of shares of class C common stock of Holdco (see Note 27). These loans were outstanding in the amount of $860, net of the forgiven portion, as of December 30, 2005. There were no outstanding loans as of December 29, 2006.

On May 3, 2002, in connection with the acquisition of the DiverseyLever business from Unilever, the Company entered into a sales agency agreement, a transitional services agreement and a dispensed products license agreement with Unilever. The sales agency agreement will expire on May 2, 2007, unless extended. The Company is currently in discussions with Unilever to replace this arrangement prior to the expiration of the sales agency agreement. Amounts earned under the sales agency agreement totaled $85,516, $94,105 and $92,975 for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively.

Under the dispensed products license agreement, Unilever has granted the Company a license to use certain intellectual property relating to the products the Company sells for use in certain personal care product dispensing systems. The dispensed products license agreement expires on May 2, 2007, and automatically renews for successive one-year periods unless terminated by either party under certain circumstances. Payments to Unilever under the dispensed products license agreement totaled $877, $764 and $756 for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively.

Under the transitional services agreement, Unilever provided the Company with a wide range of support services that were intended to ensure the smooth transition of the DiverseyLever business from Unilever to the Company. Unilever provided most services for no more than 24 months, and, accordingly, services under the transitional services agreement have been terminated. Payments to Unilever under the transitional services agreement totaled $1,906 for the fiscal year ended December 31, 2004.

In association with the continuation of various support services and reimbursement of benefit related costs not covered by the transitional service agreement, the Company paid Unilever $845, $912 and $722 for the fiscal years ended December 29, 2006, December 30, 2005, and December 31, 2004, respectively.

The Company purchases certain raw materials and products from Unilever, acts as a co-packer for Unilever and also sells certain finished goods to Unilever as a customer. Total purchases of inventory by the Company from Unilever, excluding inventories associated with the sales agency agreement, were $16,346, $12,453 and $11,843, respectively, for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004. Total sales of finished product by the Company to Unilever were $48,167, $44,544 and $39,437, for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively.

The Company recognized interest income of $2,464, $3,317 and $3,536 for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively, related to certain long-term acquisition related receivables from Unilever. The Company received $0, $4,773 and $136 during the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively, in partial settlement of the interest due.

In July 2005, the Company purchased two minority equity interests from Holdco, including a North American business for $994 and a Dutch business associated with its former polymer segment for $2,000.

Related-party receivables and payables at December 29, 2006 and December 30, 2005 consisted of the following:

	December 29, 2006	December 30, 2005
Included in accounts receivable – related parties:
Receivable from Holdco	$534	$4,712
Receivable from Holdings	330	303
Receivable from SCJ	810	1,106
Receivable from Unilever	25,987	21,856
Receivable from other related parties	148	393
Long-term acquisition-related receivable from Unilever (see Note 5)	71,392	65,194
Included in accounts payable – related parties:
Payable to SCJ	5,494	2,861
Payable to Unilever	49,929	50,021
Payable to other related parties	31	94
Long-term acquisition-related payables to Unilever	29,357	27,921
Long-term payable to other related parties	123	321
Included in equity:
Notes receivable from management	—	860

(26)	Other Comprehensive Income

Components of other comprehensive income are disclosed, net of tax, in the consolidated statements of stockholders’ equity. The following table reflects the gross other comprehensive income and related income tax (expense) benefit.

	Fiscal Year Ended
	December 29, 2006			December 30, 2005
	Gross	Tax	Net	Gross	Tax	Net
Foreign Currency translation adjustments:
Balance at beginning of year	$171,370	$(15,655)	$155,715	$278,433	$(7,608)	$270,825
Foreign Currency translation adjustments	81,706	(3,862)	77,844	(107,063)	(8,047)	(115,110)

Balance at end of year	253,076	(19,517)	233,559	171,370	(15,655)	155,715
Adjustments to minimum pension liability:
Balance at beginning of year	(122,235)	44,473	(77,762)	(106,176)	39,463	(66,713)
Adjustments to minimum pension liability	27,267	(7,820)	19,447	(16,059)	5,010	(11,049)

Balance at end of year	(94,968)	36,653	(58,315)	(122,235)	44,473	(77,762)
Unrealized gains (losses) on derivatives:
Balance at beginning of year	(275)	97	(178)	(16,378)	5,247	(11,131)
Gains (losses) in fair value of derivatives	(626)	236	(390)	7,411	(2,412)	4,999
Reclassification of prior unrealized losses realized in net income	275	(97)	178	8,692	(2,738)	5,954

Balance at end of year	(626)	236	(390)	(275)	97	(178)

Total accumulated other comprehensive income, net	$157,482	$17,372	$174,854	$48,860	$28,915	$77,775

(27)	Stockholders’ Equity

During calendar years 1999, 2000 and 2005, the Company received notes from several of its empolyees in connection with their purchases of shares of Class C common stock of Holdco, which currently owns two-thirds of the equity interests of Holdings, the Company’s parent. None of the notes received by the Company in 2005 were from officers.

During fiscal year 2006, in association with the cancellation of the Company’s equity-based long-term incentive plan (see Note 23), all management loans related to purchases of Class C common stock of Holdco were repaid.

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

In connection with the acquisition of the DiverseyLever business, the Company conducted environmental assessments and investigations at DiverseyLever facilities in various countries. These investigations disclosed the likelihood of soil and/or groundwater contamination, or potential environmental regulatory matters. The Company continues to evaluate the nature and extent of the identified contamination and is preparing and executing plans to address the contamination. In fiscal 2002 and 2003, the Company estimated costs and recorded liabilities of $11,800 representing the expected extent of contamination and the expected likelihood of recovery for some of these costs from Unilever under the purchase agreement. During fiscal year 2005, the Company reduced its environmental reserves by $2,916 in conjunction with the completion of remediation activities or determination that the need for remediation was no longer probable. The reserve reduction was offset in selling, general and administrative expenses in the consolidated statements of operations. The Company intends to seek recovery from Unilever under indemnification clauses contained in the purchase agreement.

In connection with the acquisition of the DiverseyLever business, Holdings entered into the Stockholders’ Agreement with its stockholders, Holdco and Marga B.V., as amended and restated in May 2006. The Stockholders’ Agreement relates to, among other things:

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

Contingent Payments. Under the Stockholders’ Agreement, Holdings may be required to make payments to Unilever in each year from 2007 through 2010 so long as Unilever continues to beneficially own 5% or more of Holdings’ outstanding shares. The amount of each payment will be equal to 25% of the amount by which the cumulative cash flows of Holdings and its subsidiaries, on a consolidated basis, for the period from May 3, 2002, through the end of the fiscal year preceding the payment (not including any cash flow with respect to which Unilever received a payment in a prior year), exceed:

•	$727,000 in 2006;

•	$975,000 in 2007;

•	$1,200,000 in 2008; and

•	$1,425,000 in 2009.

The aggregate amount of all these payments cannot exceed $100,000. Payment of these amounts is subject to compliance with the agreements relating to Holdings and the Company’s senior indebtedness including, without limitation, the senior discount notes of Holdings, the Company’s senior subordinated notes and the Company’s senior secured credit facilities.

Holdings did not meet the cumulative cash flow requirement for the measurement period ended December 29, 2006 and will not be required to make a contingent payment in fiscal year 2007.

Transfer of Shares. Under the Stockholders’ Agreement, a stockholder controlled by Unilever may transfer its shares of Holdings to another entity of which Unilever owns at least an 80% interest, and a stockholder controlled by Holdco may transfer its shares of Holdings to another entity of which Holdco owns at least an 80% interest.

In addition, at any time after May 3, 2007, Unilever may sell all, but not less than all, of its shares of Holdings to no more than one purchaser (an “Early Sale”), subject to certain restrictions, including, but not limited to, the requirement that all consents and approvals are obtained, the sale not violating or resulting in the termination of the Company’s license agreement with SCJ and the sale not constituting a change of control under the Company’s senior secured credit facilities. Further, the purchaser of Holdings’ shares from Unilever cannot be a competitor of SCJ and must be approved by Holdco, which approval cannot be unreasonably withheld or delayed. If Unilever sells its shares of Holdings to a third party, that third party would be entitled to the same rights and be subject to the same obligations applicable to Unilever under the Stockholders’ Agreement.

From May 3, 2007 through May 3, 2008, prior to commencing an Early Sale, Unilever must notify Holdings of its intention to sell its shares and Holdings has the right of first offer to purchase the shares beneficially owned by Unilever at the price and on the terms specified by Unilever. If Holdings does not elect to purchase the shares, Unilever may commence an Early Sale. Prior to completing that sale, however, Unilever must again offer the shares to Holdings, and Holdings has a right of first refusal to purchase the shares. The price for the shares under Holdings’ right of first refusal would be the price at which the shares are offered to the third-party purchaser plus a premium equal to 3% of that third-party price, with a maximum aggregate premium of $15,000 and a minimum aggregate premium of $10,000. The maximum and minimum limitations applicable to the premium are prorated to the extent that Holdings had previously purchased shares held by Unilever. The premium would be paid by Holdco. Notwithstanding the foregoing, if Unilever has not notified Holdings of its intention to sell its shares pursuant to an Early Sale prior to May 3, 2008, Unilever would be required to first exercise its put option prior to selling its shares to a third party as described in this paragraph.

Purchase of Additional Shares from Holdco. Under the Stockholders’ Agreement, on the earlier of May 3, 2010 and the date on which Unilever sells all of its shares of Holdings to Holdings or a third party in accordance with the terms of the Stockholders’ Agreement, Unilever will have the right to buy from Holdco that number of class A common shares of Holdings (the “Additional Shares”) equal to the lesser of (i) 1.5% of the total outstanding shares of Holdings and (ii) the largest whole number of class A common shares, the aggregate value (as determined pursuant to the Stockholders’ Agreement) of which does not exceed $40,000. The purchase price to be paid by Unilever to Holdco for such Additional Shares would be $.01 per share. Unilever may then require the immediate repurchase by Holdco of the Additional Shares at a price determined in accordance with the Stockholders’ Agreement. The obligations to transfer the Additional Shares and repurchase those shares are obligations solely of Holdco.

(29)	Segment Information

Following divestiture of its Polymer Business segment, the Company reevaluated its operating segments and concluded that a geographic presentation, at present, appropriately reflects management’s decision-making structure and provides investors with a basis from which to understand and assess its business. Effective with the filing of its annual report on From 10-K for the fiscal year ended December 29, 2006, the Company modified its segment information disclosure to comply with its conclusion and the requirements SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Accordingly, fiscal years prior to fiscal year ended December 29, 2006 have been restated to conform to current year presentation.

Information regarding the Company’s operating segments is shown below. Each segment is individually managed with separate operating results that are reviewed regularly by the executive management. Each segment’s accounting policies are consistent with those used by the Company.

The following table represents operating segment information. Statements of operations, except depreciation and amortization, include results from continuing operations only.

	Fiscal Year Ended December 29, 2006
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations/ Other [1]	Total Company
Net sales	$828,524	$1,435,942	$295,735	$195,388	$193,416	$(20,752)	$2,928,253
Operating profit	(53,810)	(10,632)	10,088	12,512	(991)	(66,253)	(109,086)
Depreciation and amortization	73,527	57,694	7,501	8,153	7,730	43,364	197,969
Interest expense	10,848	69,022	888	4,593	3,669	31,558	120,578
Interest income	15,159	11,586	9	219	499	(14,477)	12,995
Total assets	70,543	1,920,219	275,499	180,936	176,105	679,470	3,302,772
Goodwill, net	190,356	747,638	110,410	75,988	60,389	(6,005)	1,178,776
Capital expenditures, including capitalized computer software	17,284	36,316	4,352	8,408	7,689	19,146	93,195
Long-lived assets [2]	307,437	1,057,960	150,930	108,268	87,929	266,419	1,978,943
	Fiscal Year Ended December 30, 2005
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations/ Other [1]	Total Company
Net sales	$846,873	$1,440,237	$329,016	$173,406	$179,105	$(20,115)	$2,948,522
Operating profit	18,205	72,929	23,163	10,243	5,766	(52,837)	77,469
Depreciation and amortization	51,348	57,307	7,799	7,388	8,427	51,179	183,448
Interest expense	10,864	92,400	3,666	7,956	4,690	23,277	142,853
Interest income	4,644	14,190	1	611	117	(10,707)	8,856
Total assets	83,004	1,658,180	292,459	181,753	155,924	937,573	3,308,893
Goodwill, net	184,059	683,607	112,894	74,153	53,872	9,588	1,118,173
Capital expenditures, including capitalized computer software	16,724	31,684	2,807	7,069	7,161	26,724	92,169
Long-lived assets [2]	371,528	986,036	161,475	105,365	80,538	285,694	1,990,636
	Fiscal Year Ended December 31, 2004
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations/ Other [1]	Total Company
Net sales	$822,301	$1,412,729	$330,589	$139,346	$164,596	$(19,880)	$2,849,681
Operating profit	9,849	111,140	22,157	11,264	8,976	(43,390)	119,996
Depreciation and amortization	61,649	60,615	8,018	6,196	8,145	49,646	194,269
Interest expense	12,366	95,220	3,915	7,454	4,534	645	124,134
Interest income	1,143	18,532	1	242	42	(13,702)	6,258
Total assets	173,431	2,018,983	358,700	167,467	160,157	733,271	3,612,009
Goodwill, net	184,053	790,288	129,282	69,765	56,511	13,551	1,243,450
Capital expenditures, including capitalized computer software	24,649	42,199	2,441	6,583	8,959	44,971	129,802
Long-lived assets [2]	411,230	1,169,074	200,212	98,625	85,617	313,766	2,278,524

[1]	Eliminations/Other includes the Company’s corporate operating and holding entities, discontinued operations and corporate level eliminations and consolidating entries.

[2]	Long-lived assets includes property, plant and equipment, capital software, intangible items and investments in unconsolidated subsidiaries.

(30)	Subsidiary Guarantors of Senior Subordinated Notes

The Senior Subordinated Notes are guaranteed by certain of the Company’s 100% owned subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full and unconditional, to the extent allowed by law, and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and the Company believes such separate statements or disclosures would not be useful to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of operations, balance sheets and statements of cash flows information for the Company (“Parent Company”), for the Guarantor Subsidiaries and for the Company’s non-guarantor subsidiaries (the “Non-guarantor Subsidiaries”), each of which were determined on a combined basis with the exception of eliminating investments in combined subsidiaries and certain reclassifications, which are eliminated at the consolidated level. The supplemental financial information reflects the investments of the Company in the Guarantor Subsidiaries and Non-guarantor Subsidiaries using the equity method of accounting.

As of December 29, 2006, in order to achieve compliance with the requirements of SFAS No. 95, “Statement of Cash Flows,” the Company reclassified cash flows associated with intercompany notes receivable from net cash provided by (used in) operating activities to cash flows from financing activities in its condensed consolidating statement of cash flows. In addition, the Company separately disclosed intercompany financing activity within the cash flows from financing activities. Prior year balances have been reclassified as follows:

	Reclassifications for the fiscal year ended December 30, 2005:
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by (used in) operating activities	$(52,036)	$68,231	$88,148	$(104,343)	$—
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	23,976	(3,000)	122,197	(143,173)	—
Proceeds from (repayments of) long-term borrowings	(27,751)	106	(219,871)	247,516	—

Intercompany financing	$(55,811)	$65,337	$(9,526)	$—	$—

	Reclassifications for the fiscal year ended December 31, 2004:
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by (used in) operating activities	$(16,640)	$(101,286)	$(42,263)	$160,189	$—
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	259,118	(91)	(59,148)	(199,879)	—
Proceeds from (repayments of) long-term borrowings	10,323	3,625	(53,638)	39,690	—

Intercompany financing	$252,801	$(97,752)	$(155,049)	$—	$—

Condensed consolidating statement of operations for the fiscal year ended December 29, 2006:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$671,662	$85,514	$2,196,097	$(110,536)	$2,842,737
Sales agency fee income	4,233	9	81,274	—	85,516

	675,895	85,523	2,277,371	(110,536)	2,928,253
Cost of sales	420,576	52,416	1,341,357	(111,565)	1,702,784

Gross profit	255,319	33,107	936,014	1,029	1,225,469
Selling, general and administrative expenses	366,759	20,514	771,969	—	1,159,242
Research and development expenses	32,605	—	27,921	—	60,526
Restructuring expense	42,508	—	72,279	—	114,787

Operating profit	(186,553)	12,593	63,845	1,029	(109,086)
Other (income) expense:
Interest expense	146,975	275	74,746	(101,418)	120,578
Interest income	(42,597)	(63,762)	(8,054)	101,418	(12,995)
Other (income) expense, net	(283,932)	(8,177)	(43,579)	340,920	5,232

Income (loss) before taxes	(6,999)	84,257	40,732	(339,891)	(221,901)
Provision for income taxes	(125,080)	30,220	7,775	—	(87,085)

Income (loss) before minority interests	118,081	54,037	32,957	(339,891)	(134,816)
Minority interests in net income of subsidiaries	—	—	25	—	25

Income (loss) from continuing operations	118,081	54,037	32,932	(339,891)	(134,841)
Income from discontinued operations, net of income taxes	201	178,673	74,249	—	253,123

Net income (loss)	$118,282	$232,710	$107,181	$(339,891)	$118,282

Condensed consolidating statement of operations for the fiscal year ended December 30, 2005:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$706,065	$91,860	$2,178,422	$(121,930)	$2,854,417
Sales agency fee income	4,313	41	89,751	—	94,105

	710,378	91,901	2,268,173	(121,930)	2,948,522
Cost of sales	430,174	61,484	1,322,003	(121,758)	1,691,903

Gross profit	280,204	30,417	946,170	(172)	1,256,619
Selling, general and administrative expenses	362,302	14,191	728,447	—	1,104,940
Research and development expenses	35,130	—	21,403	—	56,533
Restructuring expense	6,768	—	10,909	—	17,677

Operating profit	(123,996)	16,226	185,411	(172)	77,469
Other (income) expense:
Interest expense	137,267	509	104,146	(99,069)	142,853
Interest income	(38,219)	(63,209)	(6,497)	99,069	(8,856)
Other (income) expense, net	(135,619)	429	(36,986)	173,136	960

Income (loss) before taxes	(87,425)	78,497	124,748	(173,308)	(57,488)
Provision for income taxes	79,172	16,266	43,390	—	138,828

Income (loss) before minority interests	(166,597)	62,231	81,358	(173,308)	(196,316)
Minority interests in net income of subsidiaries	—	—	(65)	—	(65)

Income (loss) from continuing operations	(166,597)	62,231	81,423	(173,308)	(196,251)
Income from discontinued operations, net of income taxes	—	20,012	9,642	—	29,654

Net income (loss)	$(166,597)	$82,243	$91,065	$(173,308)	$(166,597)

Condensed consolidating statement of operations for the fiscal year ended December 31, 2004:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$715,331	$87,089	$2,096,016	$(141,730)	$2,756,706
Sales agency fee income	5,293	102	87,580	—	92,975

	720,624	87,191	2,183,596	(141,730)	2,849,681
Cost of sales	419,063	61,691	1,242,756	(135,107)	1,588,403

Gross profit	301,561	25,500	940,840	(6,623)	1,261,278
Selling, general and administrative expenses	347,412	15,469	696,948	—	1,059,829
Research and development expenses	34,399	—	26,529	—	60,928
Restructuring expense	9,851	—	10,674	—	20,525

Operating profit	(90,101)	10,031	206,689	(6,623)	119,996
Other (income) expense:
Interest expense	112,950	2,112	103,887	(94,815)	124,134
Interest income	(34,844)	(57,574)	(8,655)	94,815	(6,258)
Other (income) expense, net	(149,693)	(2,226)	3,077	154,231	5,389

Income before taxes	(18,514)	67,719	108,380	(160,854)	(3,269)
Provision for income taxes	(32,180)	11,674	29,193	—	8,687

Income (loss) before minority interests	13,666	56,045	79,187	(160,854)	(11,956)
Minority interests in net income of subsidiaries	—	—	186	—	186

Income (loss) from continuing operations	13,666	56,045	79,001	(160,854)	(12,142)
Income from discontinued operations, net of income taxes	—	17,966	7,842	—	25,808

Net income (loss)	$13,666	$74,011	$86,843	$(160,854)	$13,666

Condensed consolidating balance sheet at December 29, 2006:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$83,601	$481	$124,231	$—	$208,313
Accounts receivable	4,883	495	545,943	—	551,321
Intercompany receivables	—	703,619	—	(703,619)	—
Inventories	50,892	5,873	204,377	(127)	261,015
Other current assets	23,810	2,916	129,269	450	156,445
Current assets of discontinued operations	4,100	—	—	—	4,100

Total current assets	167,286	713,384	1,003,820	(703,296)	1,181,194
Property, plant and equipment, net	94,826	1,863	330,312	(5,289)	421,712
Capitalized software, net	54,520	507	6,013	—	61,040
Goodwill and other intangibles, net	132,926	146,116	1,199,860	10,287	1,489,189
Intercompany advances	465,044	406,434	26,921	(898,399)	—
Other assets	104,984	—	30,704	(420)	135,268
Investments in subsidiaries	1,777,633	23,016	—	(1,800,649)	—
Noncurrent assets of discontinued operations	14,369	—	—	—	14,369

Total assets	$2,811,588	$1,291,320	$2,597,630	$(3,397,766)	$3,302,772

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$—	$—	$35,649	$—	$35,649
Current portion of long-term debt	8,750	—	4,204	—	12,954
Accounts payable	79,142	1,353	325,128	—	405,623
Intercompany payables	543,670	—	159,949	(703,619)	—
Accrued expenses	42,286	148,479	285,380	5,984	482,129
Current liabilities of discontinued operations	2,943	—	—	—	2,943

Total current liabilities	676,791	149,832	810,310	(697,635)	939,298
Intercompany note payable	38,120	168,681	691,598	(898,399)	—
Long-term borrowings	1,034,330	—	12,612	—	1,046,942
Other liabilities	113,253	43,454	210,799	(68)	367,438
Noncurrent liabilities of discontinued operations	4,423	—	—	—	4,423

Total liabilities	1,866,917	361,967	1,725,319	(1,596,102)	2,358,101
Stockholders’ equity	944,671	929,353	872,311	(1,801,664)	944,671

Total liabilities and equity	$2,811,588	$1,291,320	$2,597,630	$(3,397,766)	$3,302,772

Condensed consolidating balance sheet at December 30, 2005:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$105,614	$307	$52,265	$—	$158,186
Accounts receivable	12,524	448	492,350	—	505,322
Intercompany receivables	261,634	433,866	—	(695,500)	—
Inventories	61,318	5,502	185,016	(144)	251,692
Other current assets	13,224	3,466	112,113	—	128,803
Current assets of discontinued operations	—	21,428	49,732	—	71,160

Total current assets	454,314	465,017	891,476	(695,644)	1,115,163
Property, plant and equipment, net	119,920	2,082	316,986	(6,743)	432,245
Capitalized software, net	81,570	1,115	8,311	—	90,996
Goodwill and other intangibles, net	175,971	146,133	1,130,919	7,714	1,460,737
Deferred income taxes	—	—	—	—	—
Intercompany advances	414,956	390,669	—	(805,625)	—
Other assets	107,543	(10,455)	38,337	(296)	135,129
Investments in subsidiaries	1,542,879	61,994	2,085	(1,606,958)	—
Noncurrent assets of discontinued operations	6,293	41,562	26,768	—	74,623

Total assets	$2,903,446	$1,098,117	$2,414,882	$(3,107,552)	$3,308,893

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$—	$39	$43,380	$—	$43,419
Current portion of long-term debt	7,750	—	4,248	—	11,998
Accounts payable	77,138	1,348	294,556	—	373,042
Intercompany payables	510,304	7,423	177,769	(695,496)	—
Accrued expenses	122,319	18,933	223,074	(1,017)	363,309
Current liabilities of discontinued operations	—	13,509	23,672	—	37,181

Total current liabilities	717,511	41,252	766,699	(696,513)	828,949
Intercompany note payable	—	171,488	634,137	(805,625)	—
Long-term borrowings	1,333,853	—	16,992	—	1,350,845
Other liabilities	123,904	40,619	228,661	1,281	394,465
Noncurrent liabilities of discontinued operations	—	886	5,570	—	6,456

Total liabilities	2,175,268	254,245	1,652,059	(1,500,857)	2,580,715
Stockholders’ equity	728,178	843,872	762,823	(1,606,695)	728,178

Total liabilities and equity	$2,903,446	$1,098,117	$2,414,882	$(3,107,552)	$3,308,893

Condensed consolidating statement of cash flows for the fiscal year ended December 29, 2006:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$418,625	$(226,501)	$135,402	$(335,154)	$(7,628)
Cash flows from investing activities:
Capital expenditures, net	(34,553)	8,768	(59,812)	(441)	(86,038)
Acquisitions of businesses	10,269	46,613	(16,870)	(51,612)	(11,600)
Proceeds from divestitures	9,917	369,759	109,926	—	489,602

Net cash provided by (used in) investing activities	(14,367)	425,140	33,244	(52,053)	391,964
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	—	(39)	(9,819)	—	(9,858)
Proceeds from long-term borrowings	100,000	—	—	—	100,000
Repayments of long-term borrowings	(427,751)	—	(5,813)	—	(433,564)
Intercompany financing	17,403	552	(17,955)	—	—
Proceeds from (repayments of) additional paid in capital	(154,156)	(61,404)	11,776	203,784	—
Payment of debt issuance costs	—	—	—	—	—
Dividends paid	—	(131,213)	(52,259)	183,423	(49)

Net cash provided by (used in) financing activities	(464,504)	(192,104)	(74,070)	387,207	(343,471)
Effect of exchange rate changes on cash and cash equivalents	38,233	(7,292)	(25,507)	—	5,434

Change in cash and cash equivalents	(22,013)	(757)	69,069	—	46,299
Beginning balance [1]	105,614	1,238	55,162		162,014

Ending balance	$83,601	$481	$124,231	$—	$208,313

[1] Guarantor, Non-guarantor and Consolidated columns include cash and cash equivalents for discontinued operations at December 30, 2005 of $931, $2,897 and $3,828, respectively.
Condensed consolidating statement of cash flows for the fiscal year ended December 30, 2005:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(16,854)	$144,087	$170,214	$(162,277)	$135,170
Cash flows from investing activities:
Capital expenditures, net	(34,308)	(3,400)	(51,151)	—	(88,859)
Acquisitions of businesses	23,680	(5,390)	(20,843)	(3,561)	(6,114)
Proceeds from divestitures	979	4,000	18,404	—	23,383

Net cash provided by (used in) investing activities	(9,649)	(4,790)	(53,590)	(3,561)	(71,590)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	(39,300)	39	(170)	—	(39,431)
Proceeds from long-term borrowings	432,178	—	21,044	—	453,222
Repayments of long-term borrowings	(43,242)	—	(248,157)	—	(291,399)
Intercompany financing	(55,811)	65,337	(9,526)	—	—
Proceeds from (repayments of) additional paid in capital	(74,119)	(91,715)	113,287	52,547	—
Payment of debt issuance costs	(6,594)	—	(641)	—	(7,235)
Dividends paid	(40,437)	(56,791)	(56,502)	113,291	(40,439)

Net cash provided by (used in) financing activities	172,675	(83,130)	(180,665)	165,838	74,718
Effect of exchange rate changes on cash and cash equivalents	(41,555)	(55,394)	92,621	—	(4,328)

Change in cash and cash equivalents	104,617	773	28,580	—	133,970
Beginning balance	991	465	26,588	—	28,044

Ending balance [1]	$105,608	$1,238	$55,168	$—	$162,014

[1] Guarantor, Non-guarantor and Consolidated columns include cash and cash equivalents for discontinued operations at December 30, 2005 of $931, $2,897 and $3,828, respectively.
Condensed consolidating statement of cash flows for the fiscal year ended December 31, 2004:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(58,182)	$178,941	$235,278	$(157,261)	$198,776
Cash flows from investing activities:
Capital expenditures, net	(64,757)	1,863	(54,880)	—	(117,774)
Acquisitions of businesses	33,439	(21,129)	2,453	(18,731)	(3,968)

Proceeds from divestitures	—	48,423	—	—	48,423
Net cash provided by (used in) investing activities	(31,318)	29,157	(52,427)	(18,731)	(73,319)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	39,300	—	21,386	—	60,686
Proceeds from long-term borrowings	—	—	2,531	—	2,531
Repayments of long-term borrowings	(122,663)	—	(33,709)	—	(156,372)
Intercompany financing	252,801	(97,752)	(155,049)	—	—
Proceeds from (repayments of) additional paid in capital	(78,631)	(80,587)	52,945	106,273	—
Payment of debt issuance costs	9,644	—	(10,981)	—	(1,337)
Dividends paid	(14,888)	(63,051)	(6,711)	69,719	(14,931)

Net cash provided by (used in) financing activities	85,563	(241,390)	(129,588)	175,992	(109,423)
Effect of exchange rate changes on cash and cash equivalents	4,747	32,751	(50,031)	—	(12,533)

Change in cash and cash equivalents	810	(541)	3,232	—	3,501
Beginning balance	—	1,187	23,356	—	24,543

Ending balance [1]	$810	$646	$26,588	$—	$28,044

[1] Guarantor, Non-guarantor and Consolidated columns include cash and cash equivalents for discontinued operations at December 31, 2004 of $428, $1,559 and $1,987, respectively.

(31)	Quarterly Financial Data (unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	March 31, 2006	April 1, 2005	June 30, 2006	July 1, 2005	September 29, 2006	September 30, 2005	December 29, 2006	December 30, 2005
Net sales [1]	$691,371	$715,800	$757,381	$776,821	$739,471	$742,850	$740,030	$713,051
Gross profit [1]	284,587	304,129	327,237	339,757	312,957	321,635	300,688	291,098
Net income (loss) [2]	(111,913)	(7,844)	230,709	5,143	(16,115)	8,425	15,601	(172,321)

[1]	Amounts include results from continuing operations. Prior year data has been restated to conform to the current year presentation.

[2]

During the third quarter of fiscal year 2006, the Company estimated and recorded an impairment charge of $5,139 on amortizable intangible assets associated with its divestiture of the Auto-Chlor branch operation in the southern United States. During the fourth quarter of fiscal year 2006, the Company revised its original estimate resulting in the reversal of $2,366 of that impairment charge (see Note 7).

During the second quarter of fiscal year 2006, the Company divested of its Polymer Business segment (see Note 8) resulting in after tax gain of approximately $225,447.

During the first quarter of fiscal year 2006, the Company recorded restructuring expense of $42,800 and selling, general and administrative expenses of $57,600 related to the November 2005 Plan (see Note 16).

During the fourth quarter of fiscal year 2005, the Company recorded compensation expense of $5,136 associated with the cancellation of its long-term incentive program (see Note 23) and additional interest expense of $10,343 in relation to its debt restructuring (see Note 14). In addition, based on the combination of historical United States tax losses and the anticipated additional expenses to be incurred in the U.S. as part of the November 2005 Plan, the Company recorded a charge for a valuation allowance against its U.S. deferred tax assets of $140,181 (see Note 18).

JOHNSONDIVERSEY, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of JohnsonDiversey, Inc. (incorporated by reference as Exhibit 3.1 to the Registration Statement on Form S-4 of JohnsonDiversey, Inc. filed with the SEC on July 31, 2002 (Reg. No. 333-97427)(the “JDI Form S-4”))

3.2	Bylaws of JohnsonDiversey, Inc. (incorporated by reference as Exhibit 3.20 to the JDI Form S-4)

4.1	Indenture between JohnsonDiversey, Inc. and each of the guarantors named therein and BNY Midwest Trust Company, as trustee, dated as of May 3, 2002, relating to the $300,000,000 9.625% Senior Subordinated Notes due 2012 (incorporated by reference as Exhibit 4.1 to the JDI Form S-4)

4.2	Indenture between JohnsonDiversey, Inc. and each of the guarantors named therein and The Bank of New York, as trustee, dated as of May 3, 2002, relating to the €225,000,000 9.625% Senior Subordinated Notes due 2012 (incorporated by reference as Exhibit 4.2 to the JDI Form S-4)

10.1	Asset and Equity Interest Purchase Agreement, dated May 1, 2006, by and among Johnson Polymer, LLC, JohnsonDiversey Holdings II B.V. and BASF Aktiengesellschaft (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey, Inc. filed with the SEC on May 11, 2006)

10.2	Purchase Agreement among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of November 20, 2001 (incorporated by reference as Exhibit 10.1 to the JDI Form S-4)*

10.3	First Amendment to the Purchase Agreement by and among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of February 11, 2002 (incorporated by reference as Exhibit 10.2 to the JDI Form S-4)

10.4	Second Amendment to the Purchase Agreement by and among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of April 5, 2002 (incorporated by reference as Exhibit 10.3 to the JDI Form S-4)

10.5	Third Amendment to the Purchase Agreement by and among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of May 3, 2002 (incorporated by reference as Exhibit 10.4 to the JDI Form S-4)*

10.6	Master Sales Agency Agreement among Unilever N.V., Unilever PLC and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), dated as of May 3, 2002 (incorporated by reference as Exhibit 10.5 to the JDI Form S-4)*

10.7	Amended and Restated Stockholders’ Agreement among JohnsonDiversey Holdings, Inc. (amended and restated), Commercial Markets Holdco, Inc. and Marga B.V., dated as of May 1, 2006 (incorporated by reference as Exhibit 99.2 to the current report on Form 8-K of JohnsonDiversey, Inc. filed with the SEC on May 4, 2006)

10.8	Amended and Restated Credit Agreement, dated as of December 16, 2005, among JohnsonDiversey, Inc., as borrower, JohnsonDiversey Holdings, Inc., the lenders and issuers party thereto, as lenders, Citicorp USA, Inc., as administrative agent, JPMorgan Chase Bank, N.A., General Electric Capital Corporation and National City Bank of the Midwest, each as a co-documentation agent, and Citigroup Global Markets, Inc., as sole arranger and book runner (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K of JohnsonDiversey, Inc. filed with the SEC on December 19, 2005)

10.9	Amended and Restated Guaranty Agreement, dated as of December 16, 2005, by JohnsonDiversey Holdings, Inc. (f/k/a/, Johnson Professional Holdings, Inc.) and each of the other entities on the signature pages thereof in favor of Citicorp, USA, Inc. as administrative agent (incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K of JohnsonDiversey, Inc. filed with the SEC on December 19, 2005)

Exhibit Number	Description of Exhibit

10.10	Pledge and Security Agreement, dated as of May 3, 2002, by JohnsonDiversey, Inc., JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.) and the other loan parties signatories thereto in favor of the Administrative Agent (incorporated by reference as Exhibit 10.8 to the JDI Form S-4)

10.11	Agreement between S.C. Johnson & Son, Inc. and JohnsonDiversey, Inc., dated as of May 3, 2002, with respect to, among other things, the house marks (incorporated by reference as Exhibit 10.9 to the JDI Form S-4)*

10.12	Agreement between S.C. Johnson & Son, Inc. and Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.), dated as of May 3, 2002, with respect to, among other things, the house marks (incorporated by reference as Exhibit 10.10 to the JDI Form S-4)*

10.13	Technology Disclosure and License Agreement among S.C. Johnson & Son, Inc., JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.) dated as of May 3, 2002 (incorporated by reference as Exhibit 10.11 to the JDI Form S-4)*

10.14	Omnibus Amendment of Leases among S.C. Johnson & Son, Inc., Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.) and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), dated November 20, 2001 (incorporated by reference as Exhibit 10.12 to the JDI Form S-4)

10.15	Lease Agreement between S.C. Johnson & Son, Inc. and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) for Waxdale Building 65, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999 (incorporated by reference as Exhibit 10.13 to the JDI Form S-4)*

10.16	Lease Agreement between S.C. Johnson & Son, Inc. and Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.) for Waxdale Buildings 50, 57 and 59, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999 (incorporated by reference as Exhibit 10.14 to the JDI Form S-4)*

10.17	Real Estate and Equipment Lease Agreement between S.C. Johnson & Son, Inc. and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) for Waxdale Buildings 59 and 63, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999 (incorporated by reference as Exhibit 10.15 to the JDI Form S-4)*

10.18	Lease Agreement between S.C. Johnson & Son, Inc. and Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.) for Waxdale Buildings 52, 53, 54, 66, 66A, 71 & 72, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999 (incorporated by reference as Exhibit 10.16 to the JDI Form S-4)*

10.19	Receivables Sale Agreement, dated as of March 2, 2001, between Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.), as originator, and JWPR Corporation, as buyer (incorporated by reference as Exhibit 10.18 to the JDI Form S-4)

10.20	Receivables Sale Agreement, dated as of March 2, 2001, between U S Chemical Corporation, as originator, and JWPR Corporation, as buyer (incorporated by reference as Exhibit 10.19 to the JDI Form S-4)

10.21	Receivables Sale Agreement, dated as of March 2, 2001, between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), as originator, and JWPR Corporation, as buyer (incorporated by reference as Exhibit 10.20 to the JDI Form S-4)

10.22	Amendment No. 1 to Receivables Sale Agreement, dated as of August 29, 2003, between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), as originator, and JWPR Corporation, as buyer (incorporated by reference as Exhibit 10.35 to the JDHI Form S-4)

10.23	Receivables Sale Agreement, dated as of August 29, 2003, between The Butcher Company, as originator, and JohnsonDiversey, Inc., as buyer (incorporated by reference as Exhibit 10.36 to the JDHI Form S-4)

10.24	Receivables Sale and Contribution Agreement, dated as of March 2, 2001, among Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.), U S Chemical Corporation, Whitmire Micro-Gen Research Laboratories, Inc., JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), JWP Investments, Inc. and JWPR Corporation (incorporated by reference as Exhibit 10.21 to the JDI Form S-4)

10.25	Second Amended and Restated Receivables Purchase Agreement dated as of March 24, 2006, among JWPR Corporation, as Seller and Servicer, Chariot Funding LLC and Liberty Street Funding Corp., as conduits, and JP Morgan Chase Bank N.A. and Bank of Nova Scotia, As Financial Institutions and Agents

Exhibit Number	Description of Exhibit

10.26	Amendment No.1 to Second Amended and Restated Receivables Purchase Agreement, dated as of July 14, 2006, among JWPR Corporation, as Seller and Servicer, Liberty Street Funding Corp., and Bank of Nova Scotia, As Financial Institution and Agent.

10.27	Amendment No.2 to Second Amended and Restated Receivables Purchase Agreement, dated as of September 15, 2006, among JWPR Corporation, as Seller and Servicer, Liberty Street Funding Corp., and Bank of Nova Scotia, As Financial Institution and Agent.

10.28	Amendment No.3 to Second Amended and Restated Receivables Purchase Agreement, dated as of October 10, 2006, among JWPR Corporation, as Seller and Servicer, Liberty Street Funding Corp., and Bank of Nova Scotia, As Financial Institution and Agent.

10.29	Receivables Offer Deed, dated as of 24 October, 2003 between JohnsonDiversey UK Ltd., as originator, and JWPR Corporation, as buyer.

10.30	Amendment No. 1 to Receivables Offer Deed, dated as of 24 October, 2003, between JohnsonDiversey UK Ltd, as originator, and JWPR Corporation, as buyer.

10.31	Deed of Trust and Charge, dated as of 19 January, 2007 between JohnsonDiversey UK Ltd., as originator, JWPR Corporation, as buyer, and Bank of Nova Scotia, as financial institution and agent.

10.32	Stock Purchase Agreement by and among JWP Investments, Inc., Sorex Holdings, Ltd. and Whitmire Holdings Inc. dated as of June 9, 2004 (incorporated by reference as Exhibit 2.1 to the Current Report on Form 8-K of JohnsonDiversey, Inc. filed with the SEC on June 25, 2004)

10.33	Commercial Markets Holdco, Inc. Second Amended and Restated Long-Term Equity Incentive Plan (incorporated by reference as Exhibit 10.31 to Amendment No. 2 of the Registration Statement on Form S-4 of JohnsonDiversey, Inc. filed with the SEC on November 21, 2002 (Reg. No. 333-97247)**

10.34	Form of Stock Option Agreement under Commercial Markets Holdco, Inc. Amended and Restated Long-Term Equity Incentive Plan (incorporated by reference as Exhibit 10.32 to the JDI Form S-4)**

10.35	Employment Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Gregory F. Clark, dated November 8, 1999 (incorporated by reference as Exhibit 10.35 to the JDI Form S-4)**

10.36	Employment Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and David S. Andersen, dated November 8, 1999 (incorporated by reference as Exhibit 10.36 to the JDI Form S-4)**

10.37	Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and S. Curtis Johnson, dated December 6, 2001 (incorporated by reference as Exhibit 10.30 to the JDI Form S-4)**

10.38	Employment Agreement between JohnsonDiversey, Inc. and Thomas Gartland, executed July 17, 2003 (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey, Inc. filed with the SEC on November 14, 2003)**

10.39	Employment Agreement between JohnsonDiversey, Inc. and Mark S. Cross, executed August 1, 2003 (incorporated by reference as Exhibit 10.2 to the Quarterly Report on Form 10-Q of JohnsonDiversey, Inc. filed with the SEC on November 14, 2003) **

10.40	Employment Agreement between JohnsonDiversey, Inc. and Diarmuid P. Ryan, executed May 3, 2004 (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey, Inc. filed with the SEC on November 12, 2004)**

10.41	Employment Agreement between JohnsonDiversey, Inc. and Joseph F. Smorada, executed November 1, 2004 (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K of JohnsonDiversey, Inc. filed with the SEC on November 12, 2004) **

10.42	Employment Agreement between JohnsonDiversey, Inc. and Dr. Stephen A. Di Biase, executed December 7, 2004 (incorporated by reference as Exhibit 10.50 to the Annual Report on Form 10-K of JohnsonDiversey, Inc. filed with the SEC on March 21, 2005) **

Exhibit Number	Description of Exhibit

10.43	Employment Agreement between JohnsonDiversey, Inc. and Pedro Chidichimo, dated as of October 31, 2005 (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey, Inc. filed with the SEC on November 8, 2005)**

10.44	Retirement Agreement between JohnsonDiversey, Inc. and Gregory E. Lawton, dated as of February 3, 2006 (incorporated by reference as Exhibit 10.40 to the Annual Report on Form 10-K of JohnsonDiversey Holdings, Inc. filed with the SEC on March 21, 2006)**

10.45	Employment Agreement between JohnsonDiversey, Inc. and Edward F. Lonergan, dated as of March 17, 2006 (incorporated by reference as Exhibit 10.47 to the Annual report on Form 10-K of JohnsonDiversey, Inc. filed with the SEC on March 21, 2006)**

10.46	Separation Agreement between JohnsonDiversey, Inc. and J. Gary Raley, dated as of June 28, 2006**

10.47	Retirement Agreement between JohnsonDiversey, Inc. and JoAnne Brandes, dated as of January 25, 2007**

10.48	Amended and Restated Stockholders’ Agreement, dated as of May 1, 2006 by and among JohnsonDiversey Holdings, Inc., Commercial Markets Holdco, Inc., and Marga B.V. (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey, Inc. filed with the SEC on May 11, 2006)

10.49	Lease Amendment, Assignment and Assumption Agreement dated as of May 1, 2006 by and among S.C. Johnson & Son, Inc., JohnsonDiversey, Inc. and Johnson Polymer, LLC (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey, Inc. filed with the SEC on May 11, 2006)

10.50	Lease Assignment and Assumption Agreement dated as of May 1, 2006 by and among S.C. Johnson & Son, Inc., JohnsonDiversey, Inc. and Johnson Polymer, LLC (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey, Inc. filed with the SEC on May 11, 2006)

10.51	Termination Agreement dated as of May 1, 2006 by and between S.C. Johnson & Son, Inc. and Johnson Polymer, LLC (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey, Inc. filed with the SEC on May 11, 2006)

10.52	Assignment and Assumption Agreement dated as of May 1, 2006 by and among S.C. Johnson & Son, Inc., JohnsonDiversey, Inc. and Johnson Polymer, LLC (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey, Inc. filed with the SEC on May 11, 2006)

10.53	First Amendment to Asset and Equity Interest Purchase Agreement, dated as of June 30, 2006, by and among Johnson Polymer, LLC, JohnsonDiversey Holdings II B.V. and BASF Aktiengesellschaft (incorporated by reference to Exhibit 99.1 to JohnsonDiversey, Inc.’s Form 8-K filed with the SEC on July 7, 2006, File No. 333-97427)

10.54	Amended and Restated Performance Bonus Opportunity Plan for Key Executives and Officers**

10.55	Restructuring Incentive Plan, Effective as of January 1, 2006**

10.56	Long-Term Cash Incentive Plan, Effective as of January 1, 2006**

10.57	Profit Sharing Plan, Effective as of January 1, 2007**

14.1	JohnsonDiversey, Inc. Finance Officers Ethics Policy (incorporated by reference as Exhibit 14.1 to the Annual Report on Form 10-K of JohnsonDiversey, Inc. filed with the SEC on April 3, 2003)

21.1	Subsidiaries of JohnsonDiversey, Inc.

24.1	Power of Attorney

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the SEC.

**	Management contract or compensatory plan.