Form 10-Q
period 2008-03-28
JOHNSONDIVERSEY INC
filed 2008-05-08
CIK 1175757

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There is no public trading market for the registrant’s common stock. As of May 2, 2008, there were 24,422 outstanding shares of the registrant’s common stock, $1.00 par value.

*	Note: As a voluntary filer not subject to filing requirements, the registrant filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months.

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

FORWARD-LOOKING STATEMENTS

We make statements in this Form 10–Q that are not historical facts. These “forward-looking statements” can be identified by the use of terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	our ability to execute our business strategies;

•	our ability to successfully execute and complete our restructuring program, including workforce reduction, achievement of cost savings, as well as plant closures and disposition of assets;

•	successful operation of outsourced functions, including information technology;

•	changes in general economic and political conditions, interest rates and, in particular, exposure to foreign currency risks;

•	the vitality of the institutional and industrial cleaning and sanitation market;

•	restraints on pricing flexibility due to competitive conditions in the professional market;

•	the loss or insolvency of a significant supplier or customer;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets and system of internal control;

•	changes in energy costs, the costs of raw materials and other operating expenses;

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	changes in tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	the loss of, or changes in, executive management or other key personnel;

•	natural and manmade disasters, including acts of terrorism, hostilities, war, and other such events that cause business interruptions or impact our markets;

•	conditions affecting the food and lodging industry, including health-related, political and weather-related; and

•	other factors listed from time to time in reports that we file with the Securities and Exchange Commission (“SEC”).

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JOHNSONDIVERSEY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	March 28, 2008	December 28, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$141,015	$97,071
Accounts receivable, less allowance of $26,400 and $25,694, respectively	605,656	609,015
Accounts receivable – related parties	21,116	32,078
Inventories	326,486	286,296
Deferred income taxes	24,315	24,597
Other current assets	148,497	135,960
Current assets of discontinued operations	3,634	3,702

Total current assets	1,270,719	1,188,719
Property, plant and equipment, net	457,296	453,625
Capitalized software, net	35,159	36,556
Goodwill	1,350,619	1,279,579
Other intangibles, net	279,661	302,075
Long-term receivables – related parties	83,258	78,954
Other assets	84,374	89,074
Noncurrent assets of discontinued operations	6,879	7,947

Total assets	$3,567,965	$3,436,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$27,612	$18,898
Current portion of long-term debt	13,763	13,181
Accounts payable	361,767	357,458
Accounts payable – related parties	42,380	51,927
Accrued expenses	503,283	486,014
Current liabilities of discontinued operations	3,338	3,808

Total current liabilities	952,143	931,286
Pension and other post-retirement benefits	247,780	233,677
Long-term borrowings	1,095,906	1,069,451
Long-term payables – related parties	31,964	31,101
Deferred income taxes	95,977	89,867
Other liabilities	133,266	118,655
Noncurrent liabilities of discontinued operations	4,585	4,225

Total liabilities	2,561,621	2,478,262
Commitments and contingencies
Stockholders’ equity:
Common stock – $1.00 par value; 200,000 shares authorized; 24,422 shares issued and outstanding	24	24
Class A 8% cumulative preferred stock – $100.00 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Class B 8% cumulative preferred stock – $100.00 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Capital in excess of par value	743,798	743,698
Retained deficit	(93,667)	(80,933)
Accumulated other comprehensive income	356,189	295,478

Total stockholders’ equity	1,006,344	958,267

Total liabilities and stockholders’ equity	$3,567,965	$3,436,529

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Three Months Ended
	March 28, 2008	March 30, 2007
	(unaudited)
Net sales:
Net product and service sales	$792,585	$686,841
Sales agency fee income	8,457	22,387

	801,042	709,228
Cost of sales	469,560	413,440

Gross profit	331,482	295,788
Selling, general and administrative expenses	278,166	278,297
Research and development expenses	18,045	15,843
Restructuring expenses	6,497	2,121

Operating profit (loss)	28,774	(473)
Other (income) expense:
Interest expense	26,094	27,365
Interest income	(1,915)	(3,435)
Other income, net	(799)	(307)

Income (loss) from continuing operations before income taxes	5,394	(24,096)
Income tax provision	16,216	12,968

Loss from continuing operations	(10,822)	(37,064)
Income from discontinued operations, net of income taxes of $214 and $226	330	336

Net loss	$(10,492)	$(36,728)

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three Months Ended
	March 28, 2008	March 30, 2007
	(unaudited)
Cash flows from operating activities:
Net loss	$(10,492)	$(36,728)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	27,414	29,584
Amortization of intangibles	5,941	7,409
Amortization of debt issuance costs	1,216	1,145
Interest accrued on long-term receivables- related parties	(665)	(634)
Deferred income taxes	1,900	4,731
(Gain) loss on disposal of discontinued operations	(8)	402
(Gain) loss from divestitures	(2,481)	180
(Gain) loss on property, plant and equipment disposals	(136)	563
Other	(12,012)	5,978
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Accounts receivable securitization	(4,400)	(16,400)
Accounts receivable	47,121	16,671
Inventories	(34,184)	(28,023)
Other current assets	(7,519)	(7,244)
Other assets	5,311	(1,148)
Accounts payable and accrued expenses	(26,958)	(17,782)
Other liabilities	177	(1,269)

Net cash used in operating activities	(9,775)	(42,565)
Cash flows from investing activities:
Capital expenditures	(19,958)	(17,625)
Expenditures for capitalized computer software	(2,552)	(1,403)
Proceeds from property, plant and equipment disposals	479	1,614
Acquisitions of businesses	—	(2,696)
Net proceeds from divestiture of businesses	67,999	421

Net cash provided by (used in) investing activities	45,968	(19,689)
Cash flows from financing activities:
Repayments of short-term borrowings	6,636	(2,813)
Payment of debt issuance costs	(123)	—

Net cash provided by (used in) financing activities	6,513	(2,813)
Effect of exchange rate changes on cash and cash equivalents	1,238	5,875

Change in cash and cash equivalents	43,944	(59,192)
Beginning balance	97,071	208,313

Ending balance	$141,015	$149,121

Supplemental cash flows information
Cash paid during the year:
Interest	$7,408	$10,006
Income taxes	8,078	5,709

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2008

(unaudited)

1. Description of the Company

JohnsonDiversey, Inc. (the “Company”) is a leading global marketer and manufacturer of cleaning, hygiene, operational efficiency and appearance enhancing products and equipment, and related services for the institutional and industrial cleaning and sanitation markets.

Except where noted, the consolidated financial statements and related notes, excluding the consolidated statements of cash flows, reflect the results of continuing operations excluding the divestiture of Chemical Methods Associates (“CMA”) and the Polymer Business segment (“Polymer Business”) (see Note 7).

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial position of the Company as of March 28, 2008 and its results of operations and cash flows for the three month period ended March 28, 2008 have been included. The results of operations for the three month period ended March 28, 2008 are not necessarily indicative of the results to be expected for the full fiscal year. It is recommended that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 28, 2007.

The Company has accounted for the divestiture of CMA and Polymer Business as discontinued operations (see Note 7), resulting in the reclassification of prior period amounts in the Company’s consolidated statements of operations and consolidated balance sheets.

Unless otherwise indicated, all monetary amounts, excluding share data, are stated in thousands.

Beginning with fiscal year 2008, the Company will change its fiscal year end date from the Friday nearest December 31 to December 31. Accordingly, fiscal year 2008 will end on December 31, 2008.

3. New Accounting Standards

In March 2008, the Financial Accounting Standards Board (“the FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires companies to provide enhanced disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and how the hedges affect the entity’s financial condition, results of operations and cash flows. SFAS No. 161 is effective prospectively for fiscal years and interim periods beginning after November 15, 2008, which for the Company is its fiscal year 2009. Early adoption is encouraged. We are currently evaluating the impact of the provisions of SFAS No. 161.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2008

(unaudited)

business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for changes in valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions prior to the date of adoption of SFAS No 141 (R). Early adoption is not permitted. The provisions of SFAS No. 141(R) are effective for the fiscal year beginning on or after December 15, 2008, which for the Company is fiscal year 2009. We are currently evaluating the impact of the provisions of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), an amendment of ARB No. 51. SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The provisions of SFAS No. 160 are effective for the fiscal year beginning on or after December 15, 2008, which for the Company is fiscal year 2009. We are currently evaluating the impact of the provisions of SFAS No. 160.

In January 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 is intended to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, and it does not establish requirements for recognizing dividend income, interest income or interest expense. It also does not eliminate disclosure requirements included in other accounting standards. The Company adopted SFAS No. 159 at the beginning fiscal year of 2008; however, we have not elected to change the measurement attribute for any of the permitted items to fair value upon adoption. The adoption of SFAS No. 159 has not had a significant effect on its financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Relative to SFAS No. 157, the FASB has issued FASB Staff Position (FSP) 157-2, which delays the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As required, the Company adopted SFAS No. 157 at the beginning of fiscal year 2008, for financial assets and liabilities and for nonfinancial assets and liabilities that are remeasured at least annually, the provisions of which have not had a significant effect on our financial condition, results of operations or cash flows. We have not yet determined the impact on our financial statements from adoption of SFAS No. 157 as it pertains to nonfinancial assets and nonfinancial liabilities for our first quarter of 2009 (See Note 14).

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106, and 132 (R). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 does not change the amount of net periodic benefit cost included in net earnings. The Company adopted the recognition provisions effective December 28, 2007.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2008

(unaudited)

SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end consolidated balance sheets (with limited exceptions). The Company adopted such provisions at the beginning of fiscal year 2008, resulting in a $2,242 increase in pension and post-retirement benefits and retained deficit during the quarter ended March 28, 2008.

4. Master Sales Agency Terminations and Umbrella Agreement

In connection with the May 2002 acquisition of the DiverseyLever business, the Company entered into a master sales agency agreement (the “Sales Agency Agreement”) with Unilever plc (“Unilever”), whereby the Company acted as an exclusive sales agent in the sale of Unilever’s consumer branded products to various institutional and industrial end-users. At acquisition, the Company assigned an intangible value to the Sales Agency Agreement of $13,000.

An agency fee was paid by Unilever to the Company in exchange for its sales agency services. An additional fee was payable by Unilever to the Company in the event that conditions for full or partial termination of the Sales Agency Agreement were met. The Company elected, and Unilever agreed, to partially terminate the Sales Agency Agreement in several territories resulting in payment by Unilever to the Company of additional fees. In association with the partial terminations, the Company recognized sales agency fee income of $185 and $91 during the three months ended March 28, 2008 and March 30, 2007, respectively.

In October 2007, the Company and Unilever agreed on an Umbrella Agreement (the “Umbrella”), to replace the previous Sales Agency Agreement, which includes; i) a new agency agreement with terms similar to the previous Sales Agency Agreement, covering Ireland, the United Kingdom, Portugal and Brazil, and ii) a Master Sub-License Agreement (the “License Agreement”) under which Unilever has agreed to grant 31 of the Company’s subsidiaries a license to produce and sell professional size packs of Unilever’s consumer branded cleaning products. The entities covered by the License Agreement will also enter agreements with Unilever to distribute Unilever’s consumer branded products. Except for some transitional arrangements in certain countries, the Umbrella became effective January 1, 2008, and, unless otherwise terminated or extended, will expire on December 31, 2017.

Under the License Agreement, the Company recorded incremental net product and service sales of $35,048 during the three month period ended March 28, 2008.

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

6. Divestitures

Auto-Chlor Master Franchise and Branch Operations

In December 2007, in conjunction with its November 2005 Plan (see Note 11), the Company executed a sales agreement for its Auto-Chlor Master Franchise and substantially all of its remaining Auto-Chlor branch operations in North America, a business that marketed and sold low-energy dishwashing systems, kitchen chemicals, laundry and housekeeping products and services to foodservice, lodging, healthcare, and institutional customers, for $69,800.

The sales agreement was subject to the approval of the Company’s Board of Directors and Unilever consent, both of which the Company considered necessary in order to meet “held for sale” criteria under SFAS No. 144 “Accounting for Asset Impairment.” Accordingly, these assets were classified as “held and used” as of December 28, 2007. The Company obtained approval from its Board of Directors and consent from Unilever in January 2008.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2008

(unaudited)

The transaction closed on February 29, 2008, subject to various post-closing adjustments including evaluation of potential pension related settlement charges, resulting in a net book gain approximating $2,481 after taxes and related costs. The gain associated with these divestiture activities is included as a component of selling, general and administrative expenses in the consolidated statements of operations.

As of the divestiture date, net assets were as follows:

Inventories	$8,141
Property, plant and equipment, net	11,439
Goodwill	12,745
Other intangibles, net	32,517

Net assets divested	$64,842

Net sales associated with these businesses were approximately $9,882 and $14,259 for the three month periods ended March 28, 2008 and March 30, 2007, respectively.

7. Discontinued Operations

Chemical Methods Associates

On September 30, 2006, in connection with its November 2005 Plan (see Note 11), the Company sold its equity interest in CMA to Ali SpA, an Italian-based manufacturer of equipment for the food service industry, for $17,000. CMA was a non-core asset of the Company. In January 2007, the Company finalized and collected additional purchase price of $314 related to a working capital adjustment. During the fiscal year ended December 29, 2006, the Company recorded an estimated gain of $2,322 ($497 after tax), net of related costs. During the three months ended March 30, 2007, the Company finalized purchase price and recorded additional closing costs, resulting in an additional gain of $15 ($9 after tax). During the fiscal year ended December 28, 2007, the Company finalized purchase price and recorded additional closing costs, resulting in a reduction to the gain of $262 ($300 after tax). Further adjustments are not expected to be significant.

Polymer Business

On June 30, 2006, Johnson Polymer, LLC (“JP”) and JohnsonDiversey Holdings II B.V. (“Holdings II”), an indirectly owned subsidiary of the Company, completed the sale of substantially all of the assets of JP, certain of the equity interests in, or assets of certain JP subsidiaries and all of the equity interests owned by Holdings II in Johnson Polymer B.V. (collectively, the “Polymer Business”) to BASF Aktiengesellschaft (“BASF”) for approximately $470,000 plus an additional $8,119 in connection with the parties’ estimate of purchase price adjustments that are based upon the closing net asset value of the Polymer Business. Further, BASF paid the Company $1,500 for the option to extend the tolling agreement by up to six months. In December 2006, the Company and BASF finalized purchase price adjustments related to the net asset value and the Company received an additional $4,062. The Polymer Business developed, manufactured and sold specialty polymers for use in the industrial print and packaging industry, industrial paint and coatings industry and industrial plastics industry. The Polymer Business was a non-core asset of the Company and had been reported as a separate business segment. During the fiscal year ended December 29, 2006, the Company recorded an estimated gain of $352,907 ($235,906 after tax), net of related costs.

During the fiscal year ended December 28, 2007, the Company finalized and paid certain pension related adjustments, adjusted net assets disposed and recorded additional closing costs, reducing the gain by $1,742 ($216 after tax gain) of which $684 ($411 after tax) was recorded during the three months ended March 30, 2007. During the three months ended March 28, 2008, the Company recorded and refined additional closing costs increasing the gain by $7 ($8 after tax). Further adjustments are not expected to be significant.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2008

(unaudited)

The assets and liabilities remaining in discontinued operations at March 28, 2008 and December 28, 2007 relate to the Tolling Agreement. The Company recorded income from discontinued operations, net of tax, relating to the tolling agreement of $322 and $738, during the three months ended March 28, 2008 and March 30, 2007, respectively.

8. Accounts Receivable Securitization

The Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) whereby they sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), a wholly-owned, consolidated, special purpose, bankruptcy-remote subsidiary of the Company. JWPRC was formed for the sole purpose of buying and selling receivables generated by the Company and certain of its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduit) less the applicable reserve. The total potential for securitization of trade receivables under this program at March 28, 2008 and December 28, 2007 was $75,000.

As of March 28, 2008 and December 28, 2007, the Conduit held $49,500 and $53,900, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheet.

As of March 28, 2008 and December 28, 2007, the Company had a retained interest of $94,222 and $95,348, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheet at estimated fair value.

9. Income Taxes

For the fiscal year ending December 31, 2008, the Company is projecting an effective income tax rate of approximately 75%. The projected effective income tax rate for the fiscal year exceeds the statutory tax rate primarily as a result of increased valuation allowances against net deferred tax assets and increases in global tax contingency reserves.

The Company reported an effective income tax rate of 300.6% on pre-tax income from continuing operations for the three month period ended March 28, 2008. The higher effective tax rate for the three month period ended March 28, 2008 is primarily attributable to pacing of pre-tax income (loss) in certain key jurisdictions. For example, the pre-tax income from continuing operations for the three month period ended March 28, 2008 includes a relatively high proportion of the projected annual U.S. pre-tax loss from continuing operations, for which no income tax benefit is claimed due to the U.S. valuation allowance.

The Company is projecting a charge to income tax expense of approximately $9,400 for the 2008 fiscal year related to uncertain income tax positions, primarily related to certain intercompany transactions. As of December 31, 2008, the Company is projecting total unrecognized tax benefits for uncertain tax positions of $123,500, including interest and penalties and positions impacting only the timing of tax benefits, of which $75,600, if recognized, would favorably affect the effective income tax rate in future periods (after considering the impact of valuation allowances). Additionally, $1,100 of unrecognized tax benefits would, if recognized, reduce goodwill. As of December 31, 2008, the Company is projecting accrued interest and penalties of $16,800 related to unrecognized tax benefits, of which $4,500 is expected to be recorded as income tax expense during the fiscal year ended December 31, 2008.

The Company is currently under audit by various state and international tax authorities. Based on the anticipated outcomes of these tax audits and the potential lapse of statutes of limitation, it is reasonably possible there could be a reduction of $29,400 (including interest and penalties) in unrecognized tax benefits during the next twelve months.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2008

(unaudited)

10. Inventories

The components of inventories are summarized as follows:

	March 28, 2008	December 28, 2007
Raw materials and containers	$68,941	$71,367
Finished goods	257,545	214,929

Total inventories	$326,486	$286,296

Inventories are stated in the consolidated balance sheets net of allowance for excess and obsolete inventory of $33,200 and $31,599 on March 28, 2008 and December 28, 2007, respectively.

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

In connection with the November 2005 Plan, the Company recognized liabilities of $6,497 for the three months ended March 28, 2008, for the involuntary termination of 130 employees, most of which are associated with the Japanese business segment. The Company recognized liabilities of $2,121 for the three months ended March 30, 2007 for the involuntary termination of 21 employees, most of which was associated with the European business segment.

The activities associated with the November 2005 Plan for three months ended March 28, 2008 were as follows:

	Employee- Related	Other	Total
Liability balances as of December 28, 2007	$43,069	$3,157	$46,226
Liability recorded as restructuring expense	6,497	—	6,497
Cash paid [1]	(6,250)	(75)	(6,325)

Liability balances as of March 28, 2008	$43,316	$3,082	$46,398

[1]	Cash paid is increased by $70 due to the effects of foreign exchange.

In connection with the November 2005 Plan, the Company recorded long-lived asset impairment charges of $3,219 and $1,102 for the three months ended March 28, 2008 and March 30, 2007, respectively. The impairment charges are included in selling, general and administrative costs.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2008

(unaudited)

Total plan-to-date expense associated with the November 2005 Plan, by reporting segment is summarized as follows:

	Total Plan To-Date	Three Months Ended
		March 28, 2008	March 30, 2007
North America	$26,651	$789	$316
Europe	91,381	(567)	683
Japan	7,594	5,043	199
Latin America	3,820	387	309
Asia Pacific	527	43	—
Other	22,985	802	614

	$152,958	$6,497	$2,121

Exit and Acquisition-Related Restructuring Programs

In connection with the acquisition of the DiverseyLever business, the Company recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. The Company paid cash of $152 representing contractual obligations associated with involuntary terminations during the three months ended March 28, 2008. As of March 28, 2008, the Company had remaining exit and acquisition-related restructuring reserves of $1,285. The Company paid cash of $238 representing contractual obligations associated with involuntary terminations and lease payments on closed facilities during the three months ended March 30, 2007.

12. Other Income, Net

The components of other (income) expense, net in the consolidated statements of operations are as follows:

	Three Months Ended
	March 28, 2008	March 30, 2007
Foreign currency translation (gain) loss	$(11,307)	$(1,005)
Forward contracts (gain) loss	10,297	510
Other, net	211	188

	$(799)	$(307)

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2008

(unaudited)

13. Defined Benefit Plans and Other Post-Employment Benefit Plans

The components of net periodic benefit costs for the Company’s defined benefit pension plans and other post-employment benefit plans for the three months ended March 28, 2008 and March 30, 2007 are as follows:

	Defined Pension Benefits
	Three Months Ended
	March 28, 2008	March 30, 2007
Service cost	$6,715	$7,666
Interest cost	10,240	9,218
Expected return on plan assets	(11,364)	(10,075)
Amortization of net loss	1,202	1,704
Amortization of transition obligation	63	100
Amortization of prior service credit	(230)	(169)
Effect of curtailments and settlements	45	551

Net periodic pension cost	$6,671	$8,995

	Other Post-Employment Benefits
	Three Months Ended
	March 28, 2008	March 30, 2007
Service cost	$517	$596
Interest cost	1,296	1,412
Amortization of net loss	68	351
Amortization of prior service credit	(48)	(46)
Effect of curtailments and settlements	44	(129)

Net periodic benefit cost	$1,877	$2,184

The Company made contributions to its defined benefit pension plans of $11,202 and $8,060 during the three months ended March 28, 2008 and March 30, 2007, respectively.

14. Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted SFAS No. 157 at the beginning of fiscal year 2008, for financial assets and liabilities and for nonfinancial assets and liabilities that are remeasured at least annually. SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

Level 1 –	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2 –	Observable prices that are based on inputs not quoted in active markets, but corroborated by market data.

Level 3 –	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2008

(unaudited)

The fair value of financial assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at March 28, 2008	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$3,074	—	$3,074	—

Liabilities:
Foreign currency forward contracts	$4,116	—	$4,116	—
Interest rate swap contracts	9,268	—	9,268	—

	$13,384	—	$13,384	—

We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

15. Comprehensive Income (Loss)

Comprehensive income (loss) for the three month periods ended March 28, 2008 and March 30, 2007 was as follows:

	Three Months Ended
	March 28, 2008	March 30, 2007
Net loss	$(10,492)	$(36,728)
Foreign currency translation adjustments	70,198	14,539
Adjustments to pension and post-retirement liabilities, net of tax	(4,366)	—
Unrealized gains (losses) on derivatives, net of tax	(5,121)	408

Total comprehensive income (loss)	$50,219	$(21,781)

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

March 28, 2008

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

The Company is a licensee of certain chemical production technology used globally. The license agreement provides for guaranteed minimum royalty payments during a term ending on December 31, 2014. Under the terms of agreement and based on current financial projections, the Company does not expect to meet the minimum guaranteed payments. In accordance with the requirements of SFAS No. 5, the Company has estimated its possible range of loss as $1,943 to $3,446 and, in accordance with FASB Interpretation No. 14, maintained a loss reserve of $1,943 at March 28, 2008 and December 28, 2007.

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

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2008

(unaudited)

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

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2008

(unaudited)

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

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2008

(unaudited)

17. Segment Information

Business segment information is summarized as follows:

	Three Months Ended March 28, 2008
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations/ Other [1]	Total Company
Net sales	$181,982	$431,087	$72,160	$58,756	$63,496	$(6,439)	$801,042
Operating profit	13,391	21,943	(156)	3,280	2,574	(12,258)	28,774
Depreciation and amortization	3,839	16,230	1,430	2,440	2,278	7,138	33,355
Interest expense	2,911	17,456	201	462	555	4,509	26,094
Interest income	861	2,330	4	27	141	(1,448)	1,915
Total assets	398,100	2,163,513	301,279	227,114	211,241	266,718	3,567,965
Goodwill	136,749	889,442	117,703	87,369	68,412	50,944	1,350,619
Capital expenditures, including capitalized computer software	3,740	10,417	620	2,550	1,641	3,542	22,510
Long-lived assets [2]	217,167	1,219,732	171,589	126,245	99,291	304,763	2,138,787

	Three Months Ended March 30, 2007
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations/ Other [1]	Total Company
Net sales	$180,607	$366,930	$63,729	$50,753	$52,448	$(5,239)	$709,228
Operating profit (loss)	(3,936)	14,626	851	4,217	2,658	(18,889)	(473)
Depreciation and amortization	7,570	13,215	1,529	2,050	1,995	10,634	36,993
Interest expense	2,938	18,479	199	738	963	4,048	27,365
Interest income	7,208	3,133	—	10	144	(7,060)	3,435
Total assets	483,284	1,939,089	271,298	183,585	179,259	203,930	3,260,445
Goodwill	173,070	755,769	111,214	77,418	61,146	11,286	1,189,903
Capital expenditures, including capitalized computer software	3,739	7,904	627	1,986	1,877	2,895	19,028
Long-lived assets [2]	288,006	1,062,711	150,996	110,188	88,767	285,664	1,986,332

[1]	Eliminations/Other includes the Company’s corporate operating and holding entities, discontinued operations and corporate level eliminations and consolidating entries.
[2]	Long-lived assets includes property, plant and equipment, capital software, intangible items and investments in unconsolidated subsidiaries.

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

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2008

(unaudited)

Consolidating condensed statements of operations for the three months ended March 28, 2008:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$147,097	$14,235	$660,481	$(29,228)	$792,585
Sales agency fee income	—	—	8,457	—	8,457

	147,097	14,235	668,938	(29,228)	801,042
Cost of sales	91,375	7,847	399,152	(28,814)	469,560

Gross profit	55,722	6,388	269,786	(414)	331,482
Selling, general and administrative expenses	59,803	3,652	214,711	—	278,166
Research and development expenses	9,898	—	8,147	—	18,045
Restructuring expense	1,591	—	4,906	—	6,497

Operating profit (loss)	(15,570)	2,736	42,022	(414)	28,774

Other expense (income):
Interest expense	28,737	—	17,648	(20,291)	26,094
Interest income	(11,335)	(9,061)	(1,810)	20,291	(1,915)
Other (income) expense, net	(25,279)	(228)	30	24,678	(799)

Income (loss) before taxes	(7,693)	12,025	26,154	(25,092)	5,394
Income tax (benefit) provision	3,121	2,923	10,172	—	16,216

Income (loss) from continuing operations	(10,814)	9,102	15,982	(25,092)	(10,822)
Income from discontinued operations, net of income taxes	322	(3)	11	—	330

Net income (loss)	$(10,492)	$9,099	$15,993	$(25,092)	$(10,492)

Consolidating condensed statements of operations for the three months ended March 30, 2007:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$144,093	$17,548	$548,959	$(23,759)	$686,841
Sales agency fee income	959	7	21,421	—	22,387

	145,052	17,555	570,380	(23,759)	709,228
Cost of sales	90,785	9,544	337,107	(23,996)	413,440

Gross profit	54,267	8,011	233,273	237	295,788
Selling, general and administrative expenses	80,078	3,784	194,435	—	278,297
Research and development expenses	8,873	—	6,970	—	15,843
Restructuring expense	931	—	1,190	—	2,121

Operating profit (loss)	(35,615)	4,227	30,678	237	(473)

Other expense (income):
Interest expense	36,192	80	19,118	(28,025)	27,365
Interest income	(10,373)	(18,786)	(2,301)	28,025	(3,435)
Other (income) expense, net	(12,834)	39	(383)	12,871	(307)

Income (loss) before taxes	(48,600)	22,894	14,244	(12,634)	(24,096)
Income tax (benefit) provision	(11,134)	5,706	18,396	—	12,968

Income (loss) from continuing operations	(37,466)	17,188	(4,152)	(12,634)	(37,064)
Income from discontinued operations, net of income taxes	738	(402)	—	—	336

Net income (loss)	$(36,728)	$16,786	$(4,152)	$(12,634)	$(36,728)

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2008

(unaudited)

Condensed consolidating balance sheet at March 28, 2008:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$63,154	$1,195	$76,666	$—	$141,015
Accounts receivable	3,724	1,284	621,764	—	626,772
Intercompany receivables	—	456,634	—	(456,634)	—
Inventories	55,303	6,074	265,323	(214)	326,486
Other current assets	39,477	85	156,396	(23,146)	172,812
Current assets of discontinued operations	3,634	—	—	—	3,634

Total current assets	165,292	465,272	1,120,149	(479,994)	1,270,719
Property, plant and equipment, net	90,084	470	372,042	(5,300)	457,296
Capitalized software, net	31,656	—	3,503	—	35,159
Goodwill and other intangibles, net	104,039	107,478	1,418,763	—	1,630,280
Intercompany advances	359,109	263,755	32,408	(655,272)	—
Other assets	112,666	12	55,120	(166)	167,632
Investments in subsidiaries	1,934,010	17,649	—	(1,951,659)	—
Noncurrent assets of discontinued operations	6,879	—	—	—	6,879

Total assets	$2,803,735	$854,636	$3,001,985	$(3,092,391)	$3,567,965

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$—	$—	$27,612	$—	$27,612
Current portion of long-term debt	8,750	—	5,013	—	13,763
Accounts payable	59,644	1,017	343,486	—	404,147
Intercompany payables	285,315	—	171,319	(456,634)	—
Accrued expenses	147,403	7,256	371,846	(23,222)	503,283
Current liabilities of discontinued operations	3,338	—	—	—	3,338

Total current liabilities	504,450	8,273	919,276	(479,856)	952,143
Intercompany note payable	22,394	—	654,074	(676,468)	—
Long-term borrowings	1,085,880	—	10,026	—	1,095,906
Other liabilities	180,082	21,711	307,358	(164)	508,987
Noncurrent liabilities of discontinued operations	4,585	—	—	—	4,585

Total liabilities	1,797,391	29,984	1,890,734	(1,156,488)	2,561,621
Stockholders’ equity	1,006,344	824,652	1,111,251	(1,935,903)	1,006,344

Total liabilities and equity	$2,803,735	$854,636	$3,001,985	$(3,092,391)	$3,567,965

Condensed consolidating balance sheet at December 28, 2007:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$45,015	$564	$51,492	$—	$97,071
Accounts receivable	5,200	1,117	634,776	—	641,093
Intercompany receivables	—	383,470	—	(383,470)	—
Inventories	54,666	6,620	225,172	(162)	286,296
Other current assets	26,886	79	143,295	(9,703)	160,557
Current assets of discontinued operations	3,702	—	—	—	3,702

Total current assets	135,469	391,850	1,054,735	(393,335)	1,188,719
Property, plant and equipment, net	102,097	508	355,957	(4,937)	453,625
Capitalized software, net	32,842	—	3,714	—	36,556
Goodwill and other intangibles, net	96,830	174,612	1,324,132	(13,920)	1,581,654
Intercompany advances	327,190	253,026	30,107	(610,323)	—
Other assets	118,104	2	50,051	(129)	168,028
Investments in subsidiaries	1,838,528	24,785	—	(1,863,313)	—
Noncurrent assets of discontinued operations	7,947	—	—	—	7,947

Total assets	$2,659,007	$844,783	$2,818,696	$(2,885,957)	$3,436,529

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$—	$—	$18,898	$—	$18,898
Current portion of long-term debt	8,750	—	4,431	—	13,181
Accounts payable	72,232	1,075	336,078	—	409,385
Intercompany payables	210,428	—	173,042	(383,470)	—
Accrued expenses	151,256	7,852	325,308	1,598	486,014
Current liabilities of discontinued operations	3,808	—	—	—	3,808

Total current liabilities	446,474	8,927	857,757	(381,872)	931,286
Intercompany note payable	23,841	—	607,678	(631,519)	—
Long-term borrowings	1,060,590	—	8,861	—	1,069,451
Other liabilities	165,610	21,711	285,606	373	473,300
Noncurrent liabilities of discontinued operations	4,225	—	—	—	4,225

Total liabilities	1,700,740	30,638	1,759,902	(1,013,018)	2,478,262
Stockholders’ equity	958,267	814,145	1,058,794	(1,872,939)	958,267

Total liabilities and equity	$2,659,007	$844,783	$2,818,696	$(2,885,957)	$3,436,529

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2008

(unaudited)

Condensed consolidating statement of cash flows for the three months ended March 28, 2008:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(31,980)	$(4,315)	$62,751	$(36,231)	$(9,775)
Cash flows from investing activities:
Capital expenditures, net	(6,278)	(27)	(15,726)	—	(22,031)
Acquisitions of businesses	9,035	7,137	—	(16,172)	—
Net proceeds from divestiture of businesses	67,992	7	—	—	67,999

Net cash provided by (used in) investing activities	70,749	7,117	(15,726)	(16,172)	45,968

Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	—	—	6,636	—	6,636
Intercompany financing	(31,548)	(3,579)	35,127	—	—
Proceeds from (repayments of) additional paid in capital	(18,995)	(9,037)	(18,669)	46,701	—
Payment of debt issuance costs	—	—	(123)	—	(123)
Dividends paid	—	(5,702)	—	5,702	—

Net cash provided by (used in) financing activities	(50,543)	(18,318)	22,971	52,403	6,513
Effect of exchange rate changes on cash and cash equivalents	29,913	16,147	(44,822)	—	1,238

Change in cash and cash equivalents	18,139	631	25,174	—	43,944
Beginning balance	45,015	564	51,492	—	97,071

Ending balance	$63,154	$1,195	$76,666	$—	$141,015

Condensed consolidating statement of cash flows for the three months ended March 30, 2007:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(75,668)	$40,425	$(53)	$(7,269)	$(42,565)
Cash flows from investing activities:
Capital expenditures, net	(4,413)	(614)	(12,387)	—	(17,414)
Acquisitions of businesses	10,829	3,150	—	(16,675)	(2,696)
Net proceeds from divestiture of businesses	493	(72)	—	—	421

Net cash provided by (used in) investing activities	6,909	2,464	(12,387)	(16,675)	(19,689)

Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	—	—	(2,813)	—	(2,813)
Intercompany financing	14,939	(19,455)	4,510	6	—
Proceeds from (repayments of) additional paid in capital	(2,253)	(16,902)	5,964	13,191	—
Payment of debt issuance costs	—	—	—	—	—
Dividends paid	—	(10,293)	(454)	10,747	—

Net cash provided by (used in) financing activities	12,686	(46,650)	7,207	23,944	(2,813)
Effect of exchange rate changes on cash and cash equivalents	9,456	3,995	(7,576)	—	5,875

Change in cash and cash equivalents	(46,617)	234	(12,809)	—	(59,192)
Beginning balance	83,601	481	124,231	—	208,313

Ending balance	$36,984	$715	$111,422	$—	$149,121

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The following discussion and analysis describes material changes in the financial condition and results of operations of JohnsonDiversey, Inc. and its consolidated subsidiaries since December 28, 2007. This discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the quarterly period ended, March 28, 2008, our annual report on Form 10-K for the year ended December 28, 2007, and the section entitled “Forward-Looking Statements” located before Part I of this report.

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

Except where noted, the management discussion and analysis below, excluding the consolidated statements of cash flows, reflects the results of continuing operations, which excludes the divestiture of Chemical Methods Associates (“CMA”) and the Polymer Business segment (“Polymer Business”) as discussed in Note 7 to the consolidated financial statements.

In the three months ended March 28, 2008, net sales increased by $91.8 million from the same period in the prior year. As indicated in the following table, our net sales increased 1.4% for the three months ended March 28, 2008, compared to the same period in the prior year after excluding the impact of foreign currency exchange rates, acquisitions and divestitures, sales agency fee income (SAF), and sales from our Master Sub-License Agreement (the “License Agreement”). Beginning in fiscal year 2008, the License Agreement has replaced the Sales Agency Agreement in most countries.

	Three Months Ended		Change
(dollars in thousands)	March 28, 2008	March 30, 2007
Net sales	$801,042	$709,228	12.9%

Variance due to:
Foreign currency exchange		66,695
Acquisitions and divestitures		(6,093)
Sales agency fee income (SAF)	(8,457)	(22,387)
License Agreement revenue	(35,048)

	(43,505)	38,215

	$757,537	$747,443	1.4%

We continue to show net sales growth in Europe, Asia Pacific, and Latin America primarily due to a balance of selective price increases in certain business sectors and global geographic areas and increased sales volume, which was driven by continued expansion of developing markets in Asia Pacific, Latin America, Central and Eastern Europe, Africa and the Middle East.

As indicated below, our gross profit percentage, based on net sales as reported, declined by 30 basis points for the first quarter of 2008 compared to the first quarter of 2007. Excluding the impact of sales agency fee income, our gross profit percentage improved 100 basis points for the first quarter of 2008 compared to the first quarter of 2007 due to success from our Global Strategic Sourcing Initiative, the favorable impact of our cost reduction programs, and selective price increases. Our gross profit percentages for the three months ended March 28, 2008 and March 30, 2007 were as follows:

Margin on Net Sales as Reported Three Months Ended		Margin on Net Sales Adjusted for SAF Three Months Ended
March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
41.4%	41.7%	40.8%	39.8%

While we have been successful in improving our margin with selective price increases and cost reduction initiatives, the current environment of rising oil, freight, and fuel, which increases other raw material costs, present significant challenges to improve or maintain the current margin.

In November 2005, in response to structural changes in raw material markets that gave rise to significant increases in our input costs, we announced a program (“November 2005 Plan”) to implement an operational restructuring of our Company. The program also considers the potential divestiture of, or exit from, certain non-core or underperforming businesses.

During the first fiscal quarter of 2008, we continue to make significant progress with the operational restructuring of our Company in accordance with the November 2005 Plan. In particular, significant activity during the quarter included the following:

•

completed the redesign phase of our European operations, initiating the transition to one centrally managed European region to strengthen the focus of our local organizations on sales and marketing execution;

•	initiated the transition of certain general ledger accounting functions in Western Europe to a third party provider;

•	completed the sale of our Auto-Chlor Master Franchise and all of our remaining Auto-Chlor branch operations, which were non-core businesses of our North American region;

•	commenced activity to consolidate and streamline our Japanese sales and marketing functions into one legal entity and two business units;

•	completed the divestiture of our factory and other related assets in Tsukuba (near Tokyo), Japan;

•	continued the global transition of human resource information systems to new providers;

•	moved our North American operation into our global headquarters building and created a financial shared service center and training facility in Sturtevant, Wisconsin; and

•	continued progress on various supply chain optimization projects to improve capacity utilization and efficiency.

In connection with the aforementioned and other activities under the November 2005 Plan, we recorded restructuring charges of approximately $6.5 million, which consisted primarily of severance costs, for the fiscal quarter ended March 28, 2008. In addition, we recorded $8.1 million of period costs related to the November 2005 Plan for the fiscal quarter ended March 28, 2008. These costs consist of $3.2 million related to long-lived asset impairments primarily related to warehouse closures in our European region and $4.9 million related to other period costs associated with restructuring activities primarily at the Corporate Center, including human resource related costs of $2.6 million, facilities related costs of $0.6 million, temporary project-related labor costs of $0.6 million, and other costs totaling $1.1 million.

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

Goodwill and Long-Lived Assets. We periodically conduct an impairment review on long-lived assets, including non-amortizing intangible assets and goodwill, and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its estimated fair value. We also periodically reassess the estimated remaining useful lives of our amortizing intangible assets and our other long-lived assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in our consolidated financial statements. We annually complete an impairment analysis of goodwill and non-amortizing intangible assets. Moreover, where indicators of impairment are identified for long-lived assets, we prepare a future undiscounted cash flow analysis, determine any impairment impact and record, if necessary, a reduction in the affected asset(s). Based on our business approach to decision-making, planning and resource allocation, we have determined that we have five reporting units for purposes of evaluating goodwill for impairment, which is aligned with our five geographic segments. Goodwill balances are typically recorded at the reporting unit level; however, where applicable, balances may be allocated to reporting units based upon geographic alignment. We recorded impairment charges on certain long-lived assets of $3.2 million and $1.1 million, during the three-month periods ended March 28, 2008, and March 30, 2007, respectively, in connection with the November 2005 Plan.

Change in Fiscal Year End Date. Beginning with fiscal year 2008, we will change our fiscal year end date from the Friday nearest December 31 to December 31. Accordingly, fiscal year 2008 will end on December 31, 2008.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“the FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires companies to provide enhanced disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and how the hedges affect the entity’s financial condition, results of operations and cash flows. SFAS No. 161 is effective prospectively for years and interim periods beginning after November 15, 2008, which for us is our fiscal year 2009. Early adoption is encouraged. We are currently evaluating the impact of the provisions of SFAS No. 161.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations when the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for changes in valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions prior to the date of adoption of SFAS No. 141(R). Early adoption is not permitted. The provisions of SFAS No. 141(R) are effective for the fiscal year beginning on or after December 15, 2008, which for us is our fiscal year 2009. We are currently evaluating the impact of the provisions of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), an amendment of ARB No. 51. SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The provisions of SFAS No. 160 are effective for the fiscal year beginning on or after December 15, 2008, which for us is our fiscal year 2009. We are currently evaluating the impact of the provisions of SFAS No. 160.

In January 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 is intended to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, and it does not establish requirements for recognizing dividend income, interest income or interest expense. It also does not eliminate disclosure requirements included in other accounting standards. We adopted SFAS No. 159 at the beginning of fiscal year 2008; however, we have not elected to change the measurement attributes for any of the permitted items to fair value upon adoption. The adoption of SFAS No. 159 has not had a significant effect on our financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Relative to SFAS No. 157, the FASB issued FASB Staff Position (FSP) 157-2, which delays the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As required, we adopted SFAS No. 157 at the beginning of fiscal year 2008, for financial assets and liabilities and for nonfinancial assets and liabilities that are remeasured at least annually, the provisions of which have not had significant effect on our financial condition, results of operations or cash flows. We are currently evaluating the impact of the provision of SFAS No. 157 as it pertains to nonfinancial assets and nonfinancial liabilities, which will be effective for us in our fiscal year 2009. See Note 14 (Fair Value Measurements) to our consolidated financial statements, included elsewhere in this report, for further discussion.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106, and 132 (R). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 does not change the amount of net periodic benefit cost included in net earnings. We adopted the recognition provisions effective December 28, 2007.

SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end consolidated balance sheets (with limited exceptions). We adopted such provisions at the beginning of fiscal year 2008, resulting in a $2.2 million increase in pension and post-retirement benefits and retained deficit during the quarter ended March 28, 2008.

Three Months Ended March 28, 2008 Compared to Three Months Ended March 30, 2007

Net Sales:

	Three Months Ended		Change
(dollars in thousands)	March 28, 2008	March 30, 2007	Amount	Percentage
Net product and service sales	$792,585	$686,841	$105,744	15.4%
Sales agency fee income	8,457	22,387	(13,930)	-62.2%

	$801,042	$709,228	$91,814	12.9%

•	Net product and service sales. The weakening of the U.S. dollar against the euro and certain other foreign currencies contributed $66.7 million to the increase in net product and service sales.

•

Net product and service sales. Excluding the impact of foreign currency exchange rates, acquisitions and divestitures, sales agency fee income, and sales under the License Agreement, our net product and service sales increased 1.4% for the three months ended March 28, 2008, compared to the same period in the prior year. The increase was due to growth in our European, Latin America, and Asia Pacific regions. This growth was partially offset by declining sales in Japan and North America. The following is a review of the sales performance for each of our regions, which also excludes the impact of foreign currency exchange rates, acquisitions and divestitures, sales agency fee income, and sales under the License Agreement:

•

In our Europe, Africa and Middle East markets, net sales in the first quarter of 2008 increased 1.3% compared to the same period in the prior year. This growth was driven by a combination of selective price increases in certain business sectors and geographic areas and increased sales volume, which was driven by increased application sales to existing customers and continued expansion of developing markets in Central and Eastern Europe, Africa and the Middle East. This sales growth was offset and impacted, in part, by distributors accelerating purchases in the fourth quarter of 2007, a result of rapid growth in raw material costs and expected future price increases.

•

In Asia Pacific, net sales increased 10.5% in the first quarter of 2008 compared to the same period in the prior year despite severe weather conditions in China during January and February, which offset this region’s continued strong performance. This growth was led by top customer growth and strong sales volume throughout most countries in the region, primarily in the food and beverage as well as the food and lodging sectors.

•

In Latin America, net sales increased 2.0% in the first quarter of 2008 compared to the same period in the prior year, primarily driven by selective price increases throughout the region and continued success with our indirect channel partners, offset by some start up requirements related to an ERP system launch in one of our key Latin American markets.

•

In North America, net sales decreased 1.0% in the first quarter of 2008 compared to the same period in the prior year, primarily due to food and beverage customer consolidation and distributor inventory reduction.

•

In Japan, net sales showed a slight decrease of 0.3% in the first quarter of 2008 compared to the same period in the prior year, primarily due to a transfer of food service sales, previously recorded as direct, to a distributor, and softness in the alcoholic beverage marketplace.

•

Sales agency fee and License Agreement. In October 2007, we reached agreement with Unilever on a new Umbrella Agreement, to replace the previous Sales Agency Agreement, which includes; i) a new agency agreement with terms similar to the previous Sales Agency Agreement, covering Ireland, the United Kingdom, Portugal and Brazil, and ii) the License Agreement under which Unilever has agreed to grant 31 of our subsidiaries a license to produce and sell professional size packs of Unilever’s consumer brand cleaning products. The entities covered by the License Agreement will also enter agreements with Unilever to distribute Unilever’s consumer branded products. Except for some transitional arrangements in certain countries, the Umbrella Agreement became effective January 1, 2008, and unless otherwise terminated or extended, will expire on December 31, 2017.

Under the License Agreement, we recorded incremental net product and service sales of $35.0 million during the three month period ended March 28, 2008.

For the sales agency agreement, we recorded total sales agency fee income of $8.5 million, consisting of $6.9 million under the new agency agreement, $1.4 million under transitional arrangements, and $0.2 million of termination fees. We anticipate that sales under the previous agreement will be phased out in 2008.

Gross Profit:

	Three Months Ended		Change
(dollars in thousands)	March 28, 2008	March 30, 2007	Amount	Percentage
Gross Profit	$331,482	$295,788	$35,694	12.1%
Gross profit as a percentage of net sales as reported:	41.4%	41.7%
Gross profit as a percentage of net sales adjusted for sales agency fee income:	40.8%	39.8%

•

The weakening of the U.S. dollar against the euro and certain other foreign currencies increased gross profit by $29.3 million for the three months ended March 28, 2008 compared to the same period in the prior year.

•

Excluding the impact of foreign currency exchange rates, gross profit increased $6.4 million in the first quarter of fiscal year 2008 compared to the same period in the prior year, primarily due to growth in our European, Asia Pacific, and Latin America regions mentioned above.

•

Based on net sales as reported, our gross profit percentage for the first quarter of 2008 declined by 30 basis points compared to the same period in the prior year. Excluding the impact of sales agency fee income, our gross profit percentage improved 100 basis points for the first quarter of 2008 compared to the first quarter of 2007 with higher margins in Europe, North America, and Japan. Success from our Global Strategic Sourcing Initiative, the favorable impact of our cost reduction programs, and selective price increases contributed to the increased margin.

Operating Expenses:

	Three Months Ended		Change
(dollars in thousands)	March 28, 2008	March 30, 2007	Amount	Percentage
Selling, general and administrative expenses	$278,166	$278,297	$(131)	0.0%
Research and development expenses	18,045	15,843	2,202	13.9%
Restructuring expenses	6,497	2,121	4,376	206.3%

	$302,708	$296,261	$6,447	2.2%

As a percentage of reported net sales:
Selling, general and administrative expenses	34.7%	39.2%
Research and development expenses	2.3%	2.2%
Restructuring expenses	0.8%	0.3%

	37.8%	41.7%

As a percentage of net sales adjusted for SAF:
Selling, general and administrative expenses	35.1%	40.5%
Research and development expenses	2.3%	2.3%
Restructuring expenses	0.8%	0.3%

	38.2%	43.1%

•

Operating expenses. The weakening of the U.S. dollar against the euro and certain other foreign currencies increased operating expenses by $24.2 million in the three months ended March 28, 2008 compared to the same period in the prior year.

•

Selling, general and administrative expenses. As a percentage of adjusted net sales excluding sales agency fee income, selling, general and administrative costs were 34.1% for the first quarter of 2008 compared to 36.6% the first quarter of 2007 when period costs under the November 2005 Plan restructuring program are excluded. Excluding the impact of foreign currency and costs associated with the November 2005 Plan, selling, general and administrative costs declined $5.0 million during the first quarter of 2008 compared to the first quarter of 2007. This was due to accelerated savings from our November 2005 Plan and controlled spending in most of our regions.

•

Research and development expenses. Excluding the impact of foreign currency, research and development expenses increased $1.5 million during the first quarter of 2008 compared to the prior year period.

•

Restructuring expenses. Excluding the impact of foreign currency, restructuring expenses increased $4.3 million during the first quarter of 2008 compared to the prior year period. This was primarily due to increased employee severance and other expenses related to the November 2005 Plan in Japan where we have taken action to consolidate and streamline our sales and marketing functions into one legal entity and two business units.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan for the three months ended March 28, 2008 and March 30, 2007, and since inception of the program in November 2005, is outlined below:

(dollars in thousands)	Three Months Ended March 28, 2008	Three Months Ended March 30, 2007	Total Project to Date March 28, 2008
Reserve balance at beginning of period	$46,226	$70,225	$—
Restructuring costs charged to income	6,497	2,177	153,032
Liability adjustments	—	(52)	313
Payments of accrued costs	(6,325)	(13,643)	(106,947)

Reserve balance at end of period	$46,398	$58,707	$46,398

Period costs classified as selling, general and administrative expenses	$8,152	$26,602	$237,294
Period costs classified as cost of sales	(16)	379	3,736
Capital expenditures	3,460	3,678	44,458

•

During the first quarter of 2008 and 2007, we recorded $6.5 million and $2.1 million, respectively, of restructuring costs related to our November 2005 Plan in our consolidated statements of operations. Costs for the first quarter of 2008 consisted primarily of involuntary termination costs associated with our Japanese business segment, and the costs for the first quarter of 2007 consisted primarily of involuntary termination and other costs incurred by our North American and European business segments as well as our Corporate Center. In addition, during the first quarter of 2008 and the first quarter of 2007, we recorded $8.2 million and $26.6 million, respectively, of selling, general and administrative expenses and $0 and $0.4 million, respectively, for cost of sales, of which $3.2 million and $1.1 million, respectively, related to long-lived asset impairments, $0 million and $1.9 million, respectively, related to impairment of tangible related non-cash items and $4.9 million and $24.0 million related to other period costs associated with restructuring activities. The overall decrease in these expenses over the prior year was mainly due to a reduction in restructuring activities at our North American business segment as well as the Corporate Center.

•

In connection with the acquisition of the DiverseyLever business, we also recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. During the first quarter of 2008 and 2007, we paid cash of $0.2 million and $0.2 million, respectively, representing contractual obligations associated with involuntary terminations and lease payments on closed facilities. The restructuring reserve balances associated with the exit plans and our acquisition-related restructuring plans were $1.3 million and $2.4 as of March 28, 2008 and March 30, 2007, respectively. We continue to make cash payments representing contractual obligations associated with involuntary terminations and lease payments on closed facilities.

Non-Operating Results:

	Three Months Ended		Change
(dollars in thousands)	March 28, 2008	March 30, 2007	Amount	Percentage
Interest expense	$26,094	$27,365	$(1,271)	-4.6%
Interest income	(1,915)	(3,435)	1,520	-44.3%

Net interest expense	$24,179	$23,930	$249	1.0%
Other expense (income), net	(799)	(307)	(492)	160.3%

•

Net interest expense increased in the first quarter of 2008 compared to the prior year period primarily due to lower interest income during the quarter. The lower interest income resulted from lower average cash balances and interest rates during the first quarter of 2008 as compared to the prior year period. This was partially offset by lower interest expense during the first quarter of 2008 as compared to the prior year period, which resulted from lower interest rates.

Income Taxes:

	Three Months Ended		Change
(dollars in thousands)	March 28, 2008	March 30, 2007	Amount	Percentage
Income (loss) from continuing operations before income taxes and discontinued operations	$5,394	$(24,096)	$29,490	-122.4%
Provision for income taxes	16,216	12,968	3,248	25.0%
Effective income tax rate	300.6%	-53.8%

•

For the fiscal year ending December 31, 2008, we are projecting an effective income tax rate of approximately 75%. The projected effective income tax rate for the fiscal year exceeds the statutory tax rate primarily as a result of increased valuation allowances against net deferred tax assets and increases in global tax contingency reserves.

We reported an effective income tax rate of 300.6% on the pre-tax income from continuing operations for the three month period ended March 28, 2008. The higher effective income tax rate for the three month period ended March 28, 2008 is primarily attributable to pacing of pre-tax income (loss) in certain key jurisdictions. For example, the pre-tax income from continuing operations for the three month period ended March 28, 2008 includes a relatively high proportion of the projected annual U.S. pre-tax loss from continuing operations, for which no income tax benefit is claimed due to the U.S. valuation allowance.

•

We reported an effective income tax rate of -53.8% on the pre-tax loss from continuing operations for the three month period ended March 30, 2007. The negative effective income tax rate on the pre-tax loss for the period was primarily due to increases in valuation allowances against U.S. net deferred tax assets.

Net Income:

Our net income increased by $26.2 million to a net loss of $10.5 million for the first quarter of 2008 compared to a net loss of $36.7 million for the first quarter of 2007, mainly due to increased operating profits of $29.2 million, offset by a $3.2 million increase in the income tax provision. The increase in operating profit was driven by a $35.7 million increase in gross profit and controlled selling, general and administrative spending, partially offset by increased restructuring expenses of $4.4 million and increased research and development expenses of $2.2 million.

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

EBITDA should not be construed as a substitute for, and should be considered together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP. The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the three months ended March 28, 2008 and March 30, 2007.

	Three Months Ended
(dollars in thousands)	March 28, 2008	March 30, 2007
Net cash flows used in operating activities	$(9,775)	$(42,565)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	20,452	55,195
Changes in deferred income taxes	(1,900)	(4,731)
Gain (loss) from divestitures	2,489	(582)
Gain (loss) on property disposals	136	(563)
Depreciation and amortization expense	(33,355)	(36,993)
Amortization of debt issuance costs	(1,216)	(1,145)
Interest accrued on long-term receivables-related parties	665	634
Other, net	12,012	(5,978)

Net loss	(10,492)	(36,728)

Provision for income taxes	16,430	13,194
Interest expense, net	24,179	23,930
Depreciation and amortization expense	33,355	36,993

EBITDA	$63,472	$37,389

EBITDA increased by $26.1 million for the quarter ended March 28, 2008 as compared to the prior year first quarter, primarily due to a $14.7 million decrease in restructuring costs and period costs included in selling, general and administrative costs related to our November 2005 Plan as well as controlled selling, general and administrative spending excluding restructuring costs.

Liquidity and Capital Resources

	Three Months Ended		Change
(dollars in thousands)	March 28, 2008	March 30, 2007	Amount	Percentage
Net cash used in operating activities	$(9,775)	$(42,565)	$32,790	-77.0%
Net cash provided by (used in) investing activities	45,968	(19,689)	65,657	-333.5%
Net cash provided by (used in) financing activities	6,513	(2,813)	9,326	-331.5%
Capital expenditures	(22,510)	(19,028)	(3,482)	18.3%

			Change
	March 28, 2008	December 28, 2007	Amount	Percentage
Cash and cash equivalents	$141,015	$97,071	$43,944	45.3%
Working capital (1)	549,111	518,004	31,107	6.0%
Total debt	1,137,281	1,101,530	35,751	3.2%

(1)	Working capital is defined as net accounts receivable, plus inventories less accounts payable.

•

The increase in cash and cash equivalents at March 28, 2008 compared to December 28, 2007 resulted primarily from cash proceeds from the divestiture of the Auto-Chlor business in February 2008. This amount was partially offset by cash used during the quarter to fund capital expenditures.

•

The decrease in net cash used in operating activities during the three months ended March 28, 2008 compared to the prior year period was primarily due to a smaller increase in working capital and a reduction in the utilization of the Asset Securitization program that was $12 million less than the prior year quarter.

•

The increase in net cash provided by (used in) investing activities during the three months ended March 28, 2008 compared to the prior year period was primarily due an increase in proceeds from divestitures, primarily related to the divestiture of the Auto-Chlor business in February 2008. This was partially offset by slightly higher capital expenditures in the first quarter of 2008 as compared to the prior year quarter. Our investments tend to be in dosing and feeder equipment with new and existing customer accounts as well as ongoing expenditures in information technology and manufacturing. We may also make significant cash expenditures in an effort to capitalize on cost savings opportunities.

•

The increase in cash flow provided by (used in) financing activities during the three months ended March 28, 2008 compared to the prior year period was due to an increase in short term borrowings in the current year quarter, as compared to a repayment of short term borrowing in the prior year quarter.

•

The weakening U.S. dollar contributed to the $31.1 million increase in working capital during the three months ended March 28, 2008. This included a $40.2 million increase in inventories and a $5.2 million decrease in accounts payable, partially offset by a $14.3 million decrease in accounts receivable. The increase in inventories is a result of a seasonal build in inventory levels and build from factory closures.

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

The senior secured credit facilities were amended and restated in December 2005. The amended facilities, among other things, permit the global restructuring under the November 2005 Plan and modify the financial covenants contained in our previous credit facilities. The amended facilities consist of a revolving loan facility in an aggregate principal amount not to exceed $175 million, including a letter of credit sub-limit of $50 million and a swingline loan sub-limit of $30 million, that matures on December 16, 2010, as well as a term loan facility that matures on December 16, 2011. In addition, the amended facilities include a committed delayed draw term facility of up to $100 million, which was fully drawn on July 14, 2006. The amended facilities also provide for an increase in the revolving credit facility of up to $25 million under specified circumstances. As of March 28, 2008, we had $8.3 million in letters of credit outstanding under the revolving portion of the senior secured credit facilities and therefore had the ability to borrow $166.7 million under those revolving facilities.

As of March 28, 2008, we had total indebtedness of $1.1 billion, consisting of $656.1 million of senior subordinated notes, $438.5 million of borrowings under the senior secured credit facilities, $15.0 million of other long-term borrowings and $27.6 million in short-term credit lines. In addition, we had $186.1 million in operating lease commitments, $2.8 million in capital lease commitments and $8.3 million committed under letters of credit.

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

We have obligations related to our pension and post-retirement plans that are discussed in detail in Note 13 of the notes to our consolidated financial statements. As of the most recent actuarial estimation, we anticipate making $47.5 million of contributions to pension plans in fiscal year 2008. Post-retirement medical claims are paid as they are submitted and are anticipated to be $3.8 million in fiscal year 2008.

Off-Balance Sheet Arrangements. We and certain of our subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001, as amended, whereby we and each participating subsidiary sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), our wholly owned, consolidated, special purpose, bankruptcy-remote subsidiary. JWPRC was formed for the sole purpose of buying and selling receivables generated by us and certain of our subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to nonconsolidated financial institutions (the “Conduits”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduits) less the applicable reserve. The accounts receivable securitization arrangement is accounted for as a sale under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities–A replacement of FASB Statement No. 125.” As March 28, 2008 and December 28, 2007, our total potential for securitization of trade receivables was $75.0 million.

As of March 28, 2008 and December 28, 2007, the Conduits held $49.5 million and $53.9 million, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in our consolidated balance sheets.

As of March 28, 2008 and December 28, 2007, we had a retained interest of $94.2 million and $95.3 million, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value.

For the three months ended March 28, 2008, JWPRC’s cost of borrowing under the Receivables Facility was at a weighted average rate of 5.68% per annum.

Under the terms of our senior secured credit facilities, we must use any net proceeds from the Receivables Facility first to prepay loans outstanding under the senior secured credit facilities. In addition, the net amount of trade receivables at any time outstanding under this and any other securitization facility that we may enter into may not exceed $200 million in the aggregate.

Contractual Obligations

For the fiscal year ending December 31, 2008, we expect to increase FIN No. 48 liabilities (including interest and penalties) by $8.9 million, resulting in total FIN No. 48 liabilities (including interest and penalties) of $62.6 million. Total FIN No. 48 liabilities (including interest and penalties) for which payments are expected in less than one year are $9.6 million. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to non-current FIN No. 48 liabilities.

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

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For our financial covenant period ended on March 28, 2008, we were in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the senior secured credit facilities.

Capital Expenditures. Capital expenditures are limited under the senior secured credit facilities $130 million per fiscal year. To the extent that we make capital expenditures of less than the limit in any fiscal year, however, we may carry forward into the subsequent year the difference between the limit and the actual amount we expended, provided that the amounts we carry forward from the previous year will be allocated to capital expenditures in the current fiscal year only after the amount allocated to the current fiscal year is exhausted. As of March 28, 2008, we were in compliance with the limitation on capital expenditures for fiscal year 2008.

Restructuring Charges. The senior secured credit facilities limit the amount of cash payments (i) arising in connection with the November 2005 Plan at any time from fiscal year 2006 through the end of fiscal year 2009 to $355 million in the aggregate and

(ii) arising in connection with permitted divestitures at any time from fiscal year 2006 through the end of fiscal year 2008 to $45 million. As of March 28, 2008, we were in compliance with the limitation on spending for restructuring and permitted divestiture-related activities.

In addition, the senior secured credit facilities contain covenants that restrict our ability to declare dividends and to redeem and repurchase capital stock. The senior secured credit facilities also limit our ability to incur additional liens, engage in sale-leaseback transactions and incur additional indebtedness and make investments.

Discontinued Operations

Chemical Methods Associates

On September 30, 2006, in connection with its November 2005 Plan , we sold our equity interest in CMA to Ali SpA, an Italian-based manufacturer of equipment for the food service industry, for $17.0 million. CMA was a non-core asset. In January 2007, we finalized and collected additional purchase price of $0.3 million related to a working capital adjustment. During the fiscal year ended December 29, 2006, we recorded an estimated gain of $2.3 million ($0.5 million after tax), net of related costs. During the first quarter of 2007, we finalized purchase price and recorded additional closing costs, resulting in an immaterial additional gain. During the fiscal year ended December 28, 2007, we finalized purchase price and recorded additional closing costs, resulting in a reduction to the gain of $0.3 million ($0.3 million after tax). Further adjustments are not expected to be significant.

Polymer Business

On June 30, 2006, Johnson Polymer, LLC (“JP”) and JohnsonDiversey Holdings II B.V. (“Holdings II”), our indirectly owned subsidiary, completed the sale of substantially all of the assets of JP, certain of the equity interests in, or assets of certain JP subsidiaries and all of the equity interests owned by Holdings II in Johnson Polymer B.V. (collectively, the “Polymer Business”) to BASF Aktiengesellschaft (“BASF”) for approximately $470.0 million plus an additional $8.1 million in connection with the parties’ estimate of purchase price adjustments that are based upon the closing net asset value of the Polymer Business. Further, BASF paid us $1.5 million for the option to extend the tolling agreement by up to six months. In December 2006, we and BASF finalized purchase price adjustments related to the net asset value, and we received an additional $4.1 million. The Polymer Business developed, manufactured and sold specialty polymers for use in the industrial print and packaging industry, industrial paint and coatings industry and industrial plastics industry. The Polymer Business was a non-core asset of our Company and had been reported as a separate business segment. During the fiscal year ended December 29, 2006, we recorded an estimated gain of $352.9 million ($235.9 million after tax), net of related costs.

During the fiscal year ended December 28, 2007, we finalized and paid certain pension related adjustments, adjusted net assets disposed and recorded additional closing costs, reducing the gain by $1.7 million ($0.2 million after tax gain) of which $0.7 million ($0.4 million after tax) was recorded during the three months ended March 30, 2007. During the three months ended March 28, 2008, we recorded and refined additional closing costs increasing the gain by an immaterial amount. Further adjustments are not expected to be significant.

The assets and liabilities remaining in discontinued operations at March 28, 2008 and December 28, 2007 relate to the Tolling Agreement. We recorded income from discontinued operations, net of tax, relating to the tolling agreement of $0.3 million and $0.7 million, during the three months ended March 28, 2008 and March 30, 2007, respectively.

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

Divestitures

Auto-Chlor Master Franchise and Branch Operations

In December 2007, in conjunction with its November 2005 Plan, we executed a sales agreement for our Auto-Chlor Master Franchise and substantially all of our remaining Auto-Chlor branch operations in North America, a business that marketed and sold low-energy dishwashing systems, kitchen chemicals, laundry and housekeeping products and services to foodservice, lodging, healthcare, and institutional customers, for $69.8 million.

The sales agreement was subject to the approval of our Board of Directors and Unilever consent, both of which we consider necessary in order to meet “held for sale” criteria under SFAS No. 144 “Accounting for Asset Impairment.” Accordingly, these assets were classified as “held and used” as of December 28, 2007. We obtained approval from our Board of Directors and consent from Unilever in January 2008.

The transaction closed on February 29, 2008, subject to various post closing adjustments including evaluation of potential pension related settlement charges, resulting in a net book gain approximating $2.5 million after taxes and related costs. The gain associated with these divestiture activities is included as a component of selling, general and administrative expenses in the consolidated statements of operations.

As of the divestiture date, net assets were as follows (000’s):

Inventories	$8,141
Property, plant and equipment, net	11,439
Goodwill	12,745
Other intangibles, net	32,517

Net assets divested	$64,842

Net sales associated with these businesses were approximately $9.9 million and $14.3 million for the three month periods ended March 28, 2008 and March 30, 2007, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

As of March 28, 2008, we had $438.5 million of debt outstanding under our senior secured credit facilities. After giving effect to the interest rate swap transactions that we have entered into with respect to some of the borrowings under our credit facilities, $238.5 million of the debt outstanding remained subject to variable rates. In addition, as of March 28, 2008, we had $42.7 million of debt outstanding under foreign lines of credit, all of which were subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. At the above level of variable rate borrowings, we do not anticipate a significant impact on earnings in the event of a reasonable change in interest rates. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of the overall economic activity that could exist in such an environment.

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

Disclosure Controls. As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our Disclosure Controls as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this quarterly report, our Disclosure Controls are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the CEO and CFO, as appropriate, to allow timely discussions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There has not been any change in our internal control over financial reporting during the quarter ended March 28, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

10.1	Separation and Release Agreement between JohnsonDiversey, Inc. and Thomas Gartland, dated April 1, 2008, and April 30, 2008, respectively.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSONDIVERSEY, INC.

Date: May 8, 2008	/s/ Joseph F. Smorada
Joseph F. Smorada, Executive Vice President and Chief Financial Officer

JOHNSONDIVERSEY, INC.

EXHIBIT INDEX

10.1	Separation and Release Agreement between JohnsonDiversey, Inc. and Thomas Gartland, dated April 1, 2008, and April 30, 2008, respectively.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.