Form 10-Q
period 2008-09-26
JOHNSONDIVERSEY INC
filed 2008-11-06
CIK 1175757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no public trading market for the registrant’s common stock. As of October 31, 2008, there were 24,422 outstanding shares of the registrant’s common stock, $1.00 par value.

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

FORWARD-LOOKING STATEMENTS

We make statements in this Form 10–Q that are not historical facts. These “forward-looking statements” can be identified by the use of terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	our ability to execute our business strategies;

•	our ability to successfully execute and complete our restructuring program, including workforce reduction, achievement of cost savings, as well as plant closures and disposition of assets;

•	successful operation of outsourced functions, including information technology and certain financial shared services;

•	changes in general economic and political conditions, interest rates and, in particular, exposure to foreign currency risks;

•	the vitality of the institutional and industrial cleaning and sanitation market;

•	restraints on pricing flexibility due to competitive conditions in the professional market;

•	the loss or insolvency of a significant supplier or customer;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets and system of internal control;

•	changes in energy costs, the costs of raw materials and other operating expenses;

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	changes in tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	the loss of, or changes in, executive management or other key personnel;

•	natural and manmade disasters, including acts of terrorism, hostilities, war, and other such events that cause business interruptions or affect our markets;

•	conditions affecting the food and lodging industry, including health-related, political and weather-related; and

•	other factors listed from time to time in reports that we file with the Securities and Exchange Commission (“SEC”).

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JOHNSONDIVERSEY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 26, 2008	December 28, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$181,518	$97,071
Accounts receivable, less allowance of $25,483 and $25,646, respectively	628,322	604,755
Accounts receivable – related parties	18,974	32,078
Inventories	319,431	279,175
Deferred income taxes	35,331	24,597
Other current assets	148,043	135,699
Current assets of discontinued operations	2,732	15,344

Total current assets	1,334,351	1,188,719
Property, plant and equipment, net	422,065	442,434
Capitalized software, net	41,500	36,556
Goodwill	1,252,821	1,269,830
Other intangibles, net	245,231	290,759
Long-term receivables – related parties	80,936	78,954
Other assets	82,011	89,074
Noncurrent assets of discontinued operations	5,260	40,203

Total assets	$3,464,175	$3,436,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$46,746	$18,898
Current portion of long-term debt	13,494	13,181
Accounts payable	375,027	355,089
Accounts payable – related parties	35,740	51,927
Accrued expenses	473,400	477,405
Current liabilities of discontinued operations	4,522	14,786

Total current liabilities	948,929	931,286
Pension and other post-retirement benefits	221,675	233,677
Long-term borrowings	1,060,631	1,069,451
Long-term payables – related parties	30,522	31,101
Deferred income taxes	134,458	91,267
Other liabilities	123,780	118,655
Noncurrent liabilities of discontinued operations	5,751	2,825

Total liabilities	2,525,746	2,478,262
Commitments and contingencies
Stockholders’ equity:
Common stock – $1.00 par value; 200,000 shares authorized; 24,422 shares issued and outstanding	24	24
Class A 8% cumulative preferred stock – $100.00 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Class B 8% cumulative preferred stock – $100.00 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Capital in excess of par value	743,998	743,698
Retained deficit	(79,781)	(80,933)
Accumulated other comprehensive income	274,188	295,478

Total stockholders’ equity	938,429	958,267

Total liabilities and stockholders’ equity	$3,464,175	$3,436,529

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
	(unaudited)		(unaudited)
Net sales:
Net product and service sales	$846,696	$744,589	$2,495,035	$2,160,724
Sales agency fee income	9,804	24,149	28,376	68,824

	856,500	768,738	2,523,411	2,229,548
Cost of sales	513,760	441,145	1,496,279	1,295,957

Gross profit	342,740	327,593	1,027,132	933,591
Selling, general and administrative expenses	262,886	275,024	818,071	818,394
Research and development expenses	15,698	15,824	50,885	47,100
Restructuring expenses	2,244	9,133	13,484	15,452

Operating profit	61,912	27,612	144,692	52,645
Other (income) expense:
Interest expense	26,695	26,764	79,335	79,741
Interest income	(2,070)	(2,260)	(5,983)	(7,708)
Other (income) expense, net	2,325	(430)	678	(32)

Income (loss) from continuing operations before income taxes	34,962	3,538	70,662	(19,356)
Income tax provision	23,766	19,763	61,141	57,374

Income (loss) from continuing operations	11,196	(16,225)	9,521	(76,730)
Income from discontinued operations, net of income taxes of $7,216, $1,065, $9,480 and $3,869	12,000	1,595	15,548	5,802

Net income (loss)	$23,196	$(14,630)	$25,069	$(70,928)

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended
	September 26, 2008	September 28, 2007
	(unaudited)
Cash flows from operating activities:
Net profit (loss)	$25,069	$(70,928)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	79,832	95,831
Amortization of intangibles	18,796	21,339
Amortization of debt issuance costs	3,743	3,651
Interest accrued on long-term receivables - related parties	(2,021)	(1,926)
Deferred income taxes	34,929	26,123
(Gain) loss on disposal of discontinued operations	(10,210)	880
Gain from divestitures	(1,499)	(268)
Gain on property, plant and equipment disposals	(73)	(4,323)
Other	11,797	10,853
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Accounts receivable securitization	(14,200)	(12,600)
Accounts receivable	(19,896)	(32,994)
Inventories	(50,102)	(23,005)
Other current assets	(14,431)	(16,960)
Other assets	2,645	5,462
Accounts payable and accrued expenses	(5,502)	(20,126)
Other liabilities	(8,683)	17,373

Net cash provided by (used in) operating activities	50,194	(1,618)
Cash flows from investing activities:
Capital expenditures	(69,968)	(63,979)
Expenditures for capitalized computer software	(16,601)	(4,871)
Proceeds from property, plant and equipment disposals	3,380	10,258
Acquisitions of businesses	(6,321)	(3,861)
Net proceeds from divestiture of businesses	128,562	2,351

Net cash provided by (used in) investing activities	39,052	(60,102)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	27,872	(7,308)
Repayments of long-term borrowings	(6,701)	(6,413)
Payment of debt issuance costs	(123)	(500)
Dividends paid	(21,676)	—

Net cash used in financing activities	(628)	(14,221)
Effect of exchange rate changes on cash and cash equivalents	(4,171)	6,020

Change in cash and cash equivalents	84,447	(69,921)
Beginning balance	97,071	208,313

Ending balance	$181,518	$138,392

Supplemental cash flows information
Cash paid during the year:
Interest	$54,829	$56,917
Income taxes	29,466	19,644

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2008

(unaudited)

1.	Description of the Company

JohnsonDiversey, Inc. (the “Company”) is a leading global marketer and manufacturer of cleaning, hygiene, operational efficiency and appearance enhancing products and equipment, and related services for the institutional and industrial cleaning and sanitation markets.

Except where noted, the consolidated financial statements and related notes, excluding the consolidated statements of cash flows, reflect the results of continuing operations excluding the divestiture of DuBois Chemicals (“DuBois”), Chemical Methods Associates (“CMA”) and the Polymer Business segment (“Polymer Business”) (see Note 7).

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial position of the Company as of September 26, 2008 and its results of operations for the three and nine month periods ended September 26, 2008 and cash flows for the nine month period ended September 26, 2008 have been included. The results of operations for the three and nine month periods ended September 26, 2008 are not necessarily indicative of the results to be expected for the full fiscal year. It is recommended that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 28, 2007.

The Company has accounted for the divestiture of CMA and the Polymer Business as discontinued operations (see Note 7).

The Company has also accounted for the divestiture of DuBois as a discontinued operation, resulting in the reclassification of prior period amounts in the Company’s consolidated statements of operations and consolidated balance sheets (see Note 7).

Unless otherwise indicated, all monetary amounts, excluding share data, are stated in thousands.

Beginning with fiscal year 2008, the Company will change its fiscal year end date from the Friday nearest December 31 to December 31. Accordingly, fiscal year 2008 will end on December 31, 2008.

3.	New Accounting Standards

In August 2008, the SEC announced that it will issue for comment a proposed roadmap regarding the potential use of International Financial Reporting Standards (“IFRS”) for the preparation of financial statements by U.S. registrants. IFRS are standards and interpretations adopted by the International Accounting Standards Board. Under the proposed roadmap, we would be required to prepare financial statements in accordance with IFRS in fiscal 2016, including comparative information also prepared under IFRS for fiscal 2014 and fiscal 2015. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the potential impact of IFRS on our financial statements, including early adoption of IFRS, and will continue to follow the proposed roadmap for future developments.

In May 2008, the Financial Accounting Standards Board (“the FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162). SFAS No. 162 provides a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2008

(unaudited)

will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS No. 162 will have a significant effect on our financial condition, results of operations or cash flows.

In April 2008, the FASB issued Staff Position No. 142-3, “Determining the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value by allowing an entity to consider its own historical experience in renewing or extending the useful life of a recognized intangible asset. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008, which for the Company is its fiscal year 2009. We are currently evaluating the impact of the provisions of FSP No. 142-3.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for changes in valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions prior to the date of adoption of SFAS No. 141(R). Early adoption is not permitted. The provisions of SFAS No. 141(R) are effective for the fiscal year beginning on or after December 15, 2008, which for the Company is its fiscal year 2009. We are currently evaluating the impact of the provisions of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The provisions of SFAS No. 160 are effective for the fiscal year beginning on or after December 15, 2008, which for the Company is its fiscal year 2009. We are currently evaluating the impact of the provisions of SFAS No. 160.

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

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2008

(unaudited)

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Relative to SFAS No. 157, the FASB issued FSP No. 157-2, which delays the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As required, the Company adopted SFAS No. 157 at the beginning of fiscal year 2008 for financial assets and liabilities and for nonfinancial assets and liabilities that are remeasured at least annually, the provisions of which have not had a significant effect on our financial condition, results of operations or cash flows. We have not yet determined the impact on our financial statements from the adoption of SFAS No. 157 as it pertains to nonfinancial assets and nonfinancial liabilities for fiscal 2009 (See Note 14).

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 does not change the amount of net periodic benefit cost included in net earnings. The Company adopted the recognition provisions of SFAS No. 158 effective December 28, 2007.

SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end consolidated balance sheets (with limited exceptions). The Company adopted such provisions at the beginning of fiscal year 2008, resulting in a $2,242 increase in pension and post-retirement benefits and retained deficit during the three month period ended March 28, 2008 and nine month period ended September 26, 2008.

4.	Master Sales Agency Terminations and Umbrella Agreement

In connection with the May 2002 acquisition of the DiverseyLever business, the Company entered into a master sales agency agreement (the “Sales Agency Agreement”) with Unilever, whereby the Company acts as an exclusive sales agent in the sale of Unilever’s consumer branded products to various institutional and industrial end-users. At acquisition, the Company assigned an intangible value to the Sales Agency Agreement of $13,000.

An agency fee is paid by Unilever to the Company in exchange for its sales agency services. An additional fee is payable by Unilever to the Company in the event that conditions for full or partial termination of the Sales Agency Agreement are met. The Company elected, and Unilever agreed, to partially terminate the Sales Agency Agreement in several territories resulting in payment by Unilever to the Company of additional fees. In association with the partial terminations, the Company recognized sales agency fee income of $180 and $2,229 during the three months ended September 26, 2008 and September 28, 2007, respectively; and $587 and $2,947 during the nine months ended September 26, 2008 and September 28, 2007, respectively.

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

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2008

(unaudited)

distribute Unilever’s consumer branded products. Except for some transitional arrangements in certain countries, the Umbrella became effective January 1, 2008, and, unless otherwise terminated or extended, will expire on December 31, 2017.

Under the License Agreement, the Company recorded net product and service sales of $39,447 and $114,535 during the three and nine months ended September 26, 2008, respectively.

5.	Acquisitions

June 2008

In June 2008, the Company purchased certain intangible assets relating to a cleaning technology for an aggregate purchase price of $8,020. The purchase price includes a $1,000 non-refundable deposit made in July 2007; $5,020 paid at closing; and $2,000 of future payments that are contingent upon, among other things, achieving commercial production. Assets acquired include primarily intangible assets, consisting of trademarks, patents, technological know-how, customer relationships and a non-compete agreement.

In September 2008, having met certain contingent requirements, the Company paid the sellers $1,000.

In conjunction with the acquisition, the Company and the sellers entered into a consulting agreement, under which the Company will pay to the sellers $1,000 in fiscal 2009 and $1,000 in fiscal 2010, subject to meeting certain conditions.

In addition to the purchase price discussed above, the Company previously maintained an intangible asset in its consolidated balance sheet in the amount of $4,700, representing a payment from the Company to the sellers in a previous period in exchange for an exclusive distribution license agreement relating to this technology. This distribution agreement was terminated as a result of the acquisition and the value of this asset is considered in the final allocation of purchase price.

At September 26, 2008, the Company’s allocation of purchase price is as follows:

	Fair Value	Useful Life
Trademarks	$540	Indefinite
Patents	40	18 years
Technological know-how	10,470	20 years
Customer relationships	50	10 years
Non-compete	600	10 years

The Company expects to allocate any future contingent payments to technological know-how, as paid.

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

September 26, 2008

(unaudited)

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

The sales agreement was subject to the approval of the Company’s Board of Directors and Unilever consent, both of which the Company considered necessary in order to meet “held for sale” criteria under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, these assets were classified as “held and used” as of December 28, 2007. The Company obtained approval from its Board of Directors and consent from Unilever in January 2008.

The transaction closed on February 29, 2008, and the Company recorded an estimated gain of $2,481 after taxes and related costs during the three months ended March 28, 2008. The Company recorded additional one-time costs and refined net assets disposed, reducing the gain by $50 during the three months ended September 26, 2008, resulting in a gain of $1,509 after taxes and related costs during the nine months ended September 26, 2008. The gain associated with these divestiture activities is included as a component of selling, general and administrative expenses in the consolidated statements of operations. The gain is subject to additional post-closing adjustments including evaluation of potential pension-related settlement charges.

As of the divestiture date, net assets were as follows:

Inventories	$8,343
Property, plant and equipment, net	11,439
Goodwill	12,745
Other intangibles, net	32,517

Net assets divested	$65,044

Net sales associated with these businesses were approximately $0 and $15,487 for the three months ended September 26, 2008 and September 28, 2007, respectively; and $9,882 and $45,929 for the nine months ended September 26, 2008 and September 28, 2007, respectively.

7.	Discontinued Operations

DuBois Chemicals

On September 26, 2008, the Company and JohnsonDiversey Canada, Inc., a wholly-owned subsidiary of the Company, sold substantially all of the assets of DuBois Chemicals (“DuBois”) to DuBois Chemicals, Inc. and DuBois Chemicals Canada, Inc., subsidiaries of The Riverside Company (collectively, “Riverside”) for approximately $69,700, of which, $5,000 was escrowed subject to meeting fiscal year 2009 performance measures and $1,000 was escrowed subject to resolution of certain environmental representations by the Company. The purchase price is also subject to certain post-closing adjustments that are based on net working capital targets. The Company and Riverside are expected to finalize the performance related adjustments during the second quarter of 2010 and all other adjustments during the first quarter of 2009.

DuBois is a North American based manufacturer and marketer of specialty chemicals, control systems and related services primarily for use by industrial manufacturers. DuBois was a non-core asset of the Company and a component of the North American business segment. The sale resulted in a gain of approximately $16,900 ($10,400 after tax), net of related costs.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2008

(unaudited)

The following summarizes the carrying amount of assets and liabilities of DuBois immediately preceding divestiture:

September 26, 2008
ASSETS
Current assets:
Accounts receivable, less allowance of $72	$13,239
Inventories	7,232
Other current assets	139

Current assets of discontinued operations	$20,610

Non current assets:
Property, plant and equipment, net	$10,985
Goodwill	9,749
Other intangibles, net	9,906

Non current assets of discontinued operations	$30,640

LIABILITIES
Current liabilities:
Accounts payable	$2,803
Accrued expenses	3,765

Current liabilities of discontinued operations	$6,568

Net sales from discontinued operations for the three and nine months ended September 26, 2008 and September 28, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net sales [1]	$23,448	$31,121	$72,134	$94,996

[1]

Includes intercompany sales of $2,121 and $8,843 for the three months ended September 26, 2008 and September 28, 2007, respectively; and $7,193 and $29,995 for the nine months ended September 26, 2008 and September 28, 2007, respectively.

Income from discontinued operations for the three and nine months ended September 26, 2008 and September 28, 2007 were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Income from discontinued operations before taxes and gain from sale	$2,126	$2,642	$6,630	$9,276
Taxes on discontinued operations	(493)	(1,057)	(2,171)	(3,710)
Gain on sale of discontinued operations before taxes	16,938	—	16,938	—
Taxes on gain from sale of discontinued operations	(6,547)	—	(6,547)	—

Income from discontinued operations	$12,024	$1,585	$14,850	$5,566

The Asset Purchase Agreement refers to ancillary agreements governing certain relationships between the parties, including a Distribution Agreement and Supply Agreement, each of which is not considered material to the Company’s consolidated financial results.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2008

(unaudited)

On September 26, 2008, in association with the divestiture of DuBois, Commercial Markets Holdco, Inc. (“Holdco”), which is the parent of the Company’s direct parent, JohnsonDiversey Holdings, Inc. (“Holdings”), Marga B.V., a subsidiary of Unilever, and Holdings amended and restated the Amended and Restated Stockholders’ Agreement dated as of January 1, 2008 among the parties (as amended and restated, the “Stockholders’ Agreement”). Holdco and Marga B.V. own 66  2/3% and 33  1/3%, respectively, of the outstanding shares of Holdings. Holdings owns 100% of the outstanding shares of the Company except for one share owned by SCJ. The amendment and restatement of the Stockholders’ Agreement adjusted the buyout formula relating to the purchase of Marga B.V.’s shares by Holdings in the amount of $19,100, subject to an adjustment based on the performance measures previously mentioned, at the time of Marga B.V.’s exit.

Chemical Methods Associates

On September 30, 2006, in connection with its November 2005 Plan (see Note 11), the Company sold its equity interest in CMA to Ali SpA, an Italian-based manufacturer of equipment for the food service industry, for $17,000. CMA was a non-core asset of the Company. In January 2007, the Company finalized and collected additional purchase price of $314 related to a working capital adjustment. During the fiscal year ended December 29, 2006, the Company recorded an estimated gain of $2,322 ($497 after tax), net of related costs. During the nine months ended September 28, 2007, the Company finalized purchase price and recorded additional closing costs, resulting in a reduction to the gain of $125 ($75 after tax). During the fiscal year ended December 28, 2007, the Company finalized purchase price and recorded additional closing costs, resulting in a reduction to the gain of $262 ($300 after tax).

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

During the fiscal year ended December 28, 2007, the Company finalized and paid certain pension related adjustments, adjusted net assets disposed and recorded additional closing costs, reducing the gain by $1,742 ($216 after tax gain) of which $243 ($145 after tax) and $1,342 ($805 after tax) was recorded during the three and nine months ended September 28, 2007, respectively. During the three and nine months ended September 26, 2008, the Company recorded and refined additional closing costs reducing the gain by $14 ($60 after tax) and $186 ($225 after tax), respectively. Further adjustments are not expected to be significant.

The Company recorded income from discontinued operations, net of tax, relating to the tolling agreement of $36 and $238, during the three months ended September 26, 2008 and September 28, 2007, respectively, and $923 and $1,116, respectively for the nine months ended September 26, 2008 and September 28, 2007.

8.	Accounts Receivable Securitization

The Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) whereby they sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), a wholly-owned, consolidated, special purpose,

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2008

(unaudited)

bankruptcy-remote subsidiary of the Company. JWPRC was formed for the sole purpose of buying and selling receivables generated by the Company and certain of its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduit) less the applicable reserve. As of September 26, 2008 and December 28, 2007, the size of our Receivables Facility for securitization was $75,000.

As of September 26, 2008 and December 28, 2007, the Conduit held $39,700 and $45,200, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheet.

As of September 26, 2008 and December 28, 2007, the Company had a retained interest of $88,047 and $79,957, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheet at estimated fair value.

9.	Income Taxes

For the fiscal year ending December 31, 2008, the Company is projecting an effective income tax rate on income from continuing operations of approximately 90%. The projected effective income tax rate for the fiscal year exceeds the statutory tax rate primarily as a result of increased valuation allowances against net deferred tax assets and increases in reserves for uncertain tax positions.

The Company reported an effective income tax rate of 68.0% and 86.5% on pre-tax income from continuing operations for the three and nine month periods ended September 26, 2008, respectively. When compared to the estimated annual effective tax rate, the effective tax rates for the three and nine month periods ended September 26, 2008 are lower primarily due to actual pacing of pre-tax income (loss) and income tax expense (benefit) in certain key jurisdictions. Additionally, the effective tax rate on income from continuing operations for the three and nine month periods ended September 26, 2008 was reduced by the income tax benefit from use of the current year pre-tax loss from continuing operations to offset the income and gain from the divestiture of the DuBois business. While the estimated annual effective tax rate is also reduced by the effect of the divestiture, the impact on the three and nine month periods is more pronounced due to the lower level of pre-tax income for the periods.

The Company reported an effective income tax rate of 37.6% and 37.9% on pre-tax income from discontinued operations for the three and nine month periods ended September 26, 2008, respectively. The effective income tax rate exceeds the statutory tax rate primarily as a result of an excess of book goodwill over tax goodwill considered disposed in conjunction with the divestiture of the DuBois business, partially offset by a reduction in valuation allowance against pre-2008 U.S. tax loss carryforwards. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the income tax benefit from use of pre-2008 U.S. tax loss carryforwards to offset the income and gain from the divestiture of the DuBois business is reported as an income tax benefit for discontinued operations.

The Company is projecting a charge to income tax expense of approximately $8,000 for the 2008 fiscal year related to uncertain income tax positions, primarily related to certain intercompany transactions. As of December 31, 2008, the Company is projecting total unrecognized tax benefits for uncertain tax positions of $114,600, including positions impacting only the timing of tax benefits, of which $60,300, if recognized, would favorably affect the effective income tax rate in future periods (after considering the impact of valuation allowances). Additionally, $800 of unrecognized tax benefits would, if recognized, reduce goodwill. As of December 31, 2008, the Company is projecting accrued interest and penalties of $16,700 related to unrecognized tax benefits, of which $4,400 is expected to be recorded as income tax expense during the fiscal year ended December 31, 2008.

The Company is currently under audit by various state and international tax authorities. Based on the anticipated outcomes of these tax audits and the potential lapse of statutes of limitation, it is reasonably possible there could be a reduction of $17,200 in unrecognized tax benefits during the next twelve months.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2008

(unaudited)

10.	Inventories

The components of inventories are summarized as follows:

	September 26, 2008	December 28, 2007
Raw materials and containers	$68,377	$69,810
Finished goods	251,054	209,365

Total inventories	$319,431	$279,175

Inventories are stated in the consolidated balance sheets net of allowance for excess and obsolete inventory of $27,810 and $30,594 on September 26, 2008 and December 28, 2007, respectively.

11.	Restructuring Liabilities

November 2005 Restructuring Program

On November 7, 2005, the Company’s Board of Directors approved a restructuring program (“November 2005 Plan”), which is expected to take one to two more years to implement, and includes a redesign of the Company’s organization structure, the closure of a number of manufacturing and other facilities and a workforce reduction of approximately 10%, in addition to previously planned divestitures. In addition to the divestiture of the Polymer Business, CMA and DuBois (see Note 7), the Company is considering the potential divestiture of, or exit from, certain other non-core or underperforming businesses.

In connection with the November 2005 Plan, the Company recognized liabilities of $2,244 for the involuntary termination of 57 employees during the three months ended September 26, 2008, most of which are associated with the European and North American business segments. During the nine months ended September 26, 2008, the Company recognized liabilities of $13,445 for the involuntary termination of 219 employees, most of which are associated with the European and Japanese business segments. The Company also recorded $0 and $39 of other restructuring costs during the three and nine months ended September 26, 2008, respectively.

In addition, and in connection with the November 2005 Plan, the Company recognized liabilities of $8,986 and $14,764 for the involuntary termination of 73 and 195 employees, most of which are associated with the European business segment. The company also recorded liabilities of $147 and $762 and liability adjustments, resulting in reductions of $0 and $74, associated with other restructuring activity during the three and nine months ended September 28, 2007, respectively.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2008

(unaudited)

The activities associated with the November 2005 Plan for the nine months ended September 26, 2008 were as follows:

	Employee- Related	Other	Total
Liability balances as of December 28, 2007	$43,069	$3,157	$46,226
Liability recorded as restructuring expense, net	6,497	—	6,497
Cash paid [1]	(6,250)	(75)	(6,325)

Liability balances as of March 28, 2008	$43,316	$3,082	$46,398

Liability recorded as restructuring expense, net	4,704	39	4,743
Cash paid [2]	(11,636)	(45)	(11,681)

Liability balances as of June 27, 2008	$36,384	$3,076	$39,460

Liability recorded as restructuring expense, net	2,244	—	2,244
Cash paid [3]	(11,720)	(79)	(11,799)

Liability balances as of September 26, 2008	$26,908	$2,997	$29,905

[1]	Cash paid is increased by $70 due to the effects of foreign exchange.
[2]	Cash paid is increased by $245 due to the effects of foreign exchange.
[3]	Cash paid is increased by $302 due to the effects of foreign exchange.

In connection with the November 2005 Plan, the Company recorded long-lived asset impairment charges of $242 and $ 6,265 for the three and nine months ended September 26, 2008, respectively. In addition, and in connection with the November 2005 Plan, the Company recorded long-lived asset impairment charges of $6,429 and $9,848 for the three and nine months ended September 28, 2007, respectively. The impairment charges are included in selling, general and administrative costs.

Total plan-to-date expense, net associated with the November 2005 Plan, by reporting segment is summarized as follows:

	Total Plan	Three Months Ended		Nine Months Ended
	To-Date	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
North America	$27,529	$421	$818	$2,374	$3,519
Europe	96,892	1,512	8,822	4,944	11,012
Japan	8,321	50	423	5,770	935
Latin America	4,442	474	(4)	1,009	731
Asia Pacific	856	(24)	56	372	38
Other	21,905	(189)	(982)	(985)	(783)

	$159,945	$2,244	$9,133	$13,484	$15,452

Exit and Acquisition-Related Restructuring Programs

In connection with the acquisition of the DiverseyLever business, the Company recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. The Company paid cash of $114 and $420 representing contractual obligations associated with involuntary terminations during the three and nine months ended September 26, 2008. As of September 26, 2008, the Company had remaining exit and acquisition-related restructuring reserves of $681. The Company paid cash of $315 and $803 representing contractual obligations associated with involuntary terminations and lease payments with respect to closed facilities during the three and nine months ended September 28, 2007, respectively.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2008

(unaudited)

12.	Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of operations are as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Foreign currency translation (gain) loss	$15,643	$(4,809)	$6,701	$(8,754)
Forward contracts (gain) loss	(13,334)	3,979	(6,394)	7,610
Other, net	16	400	371	1,112

	$2,325	$(430)	$678	$(32)

13.	Defined Benefit Plans and Other Post-Employment Benefit Plans

The components of net periodic benefit costs for the Company’s defined benefit pension plans and other post-employment benefit plans for the three and nine months ended September 26, 2008 and September 28, 2007 are as follows:

	Defined Pension Benefits
	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Service cost	$6,586	$8,016	$20,066	$23,480
Interest cost	10,011	9,517	30,433	28,105
Expected return on plan assets	(11,147)	(10,375)	(33,867)	(30,680)
Amortization of net loss	951	2,042	3,009	5,457
Amortization of transition obligation	61	102	187	302
Amortization of prior service credit	(232)	(177)	(702)	(520)
Effect of curtailments, settlements and special termination benefits	504	2,950	3,081	7,301

Net periodic pension cost	$6,734	$12,075	$22,207	$33,445

	Other Post-Employment Benefits
	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Service cost	$513	$601	$1,541	$1,792
Interest cost	1,292	1,418	3,880	4,241
Amortization of net loss	62	350	187	1,051
Amortization of prior service credit	(45)	(47)	(136)	(140)
Effect of curtailments and settlements	106	—	150	(129)

Net periodic benefit cost	$1,928	$2,322	$5,622	$6,815

The Company made contributions to its defined benefit pension plans of $11,066 and $26,158 during the three months ended September 26, 2008 and September 28, 2007, respectively; and $32,075 and $43,469 during the nine months ended September 26, 2008 and September 28, 2007, respectively.

In September 2008, the Company recognized curtailment and special termination benefit losses of $453 in defined pension benefits and $106 in other post-employment benefits related to the divestiture of the DuBois business in the United States and Canada. The DuBois related losses are recorded as a component of discontinued operations in the consolidated statement of operations.

In September 2008, the Company recognized a curtailment gain of $200 relating to the announced freeze of the Cash Balance Pension Plan in the United States. The Company recorded the gain in selling, general and administrative expenses in the consolidated statement of operations.

In June 2008, the Company recognized a settlement of defined benefits to former Japan employees, resulting in a related loss of $2,535 in the three months ended June 27, 2008. In September 2008, the Company recognized an additional loss of $251 for the three months ended September 26, 2008. The Company recorded these losses in selling, general and administrative expenses in the consolidated statement of operations.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2008

(unaudited)

In July 2007, the Company recognized a settlement of defined benefits to former North American Professional and Polymer employees resulting in related losses of $1,900 and $500, respectively, in the three months ended September 28, 2007. The Company recorded the Professional losses, which are related to the November 2005 Plan, in selling, general and administrative expenses in the consolidated statement of operations. The Polymer related losses were recorded as a component of discontinued operations in the consolidated statement of operations.

In July 2007, the Company’s Italian subsidiary recognized curtailment charges relating to legislative changes to the mandatory termination indemnity program resulting in losses of $550 in the three months ended September 28, 2007. The Company recorded the losses in selling, general and administrative expenses in the consolidated statement of operations.

In June 2007, the Company recognized a settlement of defined benefits to former North American Professional and Polymer employees resulting in related losses of $3,500 and $600, respectively, in the three months ended June 29, 2007. The Company recorded the Professional losses, which include the effects of severance activity related to the November 2005 Plan, in selling, general and administrative expenses in the consolidated statement of operations. The Polymer related losses were recorded as a component of discontinued operations in the consolidated statement of operations.

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

Level 1 –	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2 –	Observable prices that are based on inputs not quoted in active markets, but corroborated by market data.

Level 3 –	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The fair value of financial assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at September 26, 2008	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$1,995	$—	$1,995	$—

Liabilities:
Foreign currency forward contracts	$5,249	$—	$5,249	$—
Interest rate swap contracts	5,074	—	5,074	—

	$10,323	$—	$10,323	$—

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2008

(unaudited)

We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

15.	Comprehensive Income (Loss)

Comprehensive income (loss) for three and nine month periods ended September 26, 2008 and September 28, 2007 was as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net income (loss)	$23,196	$(14,630)	$25,069	$(70,928)
Foreign currency translation adjustments	(84,660)	58,089	(22,617)	89,725
Adjustments to pension and post-retirement liabilities, net of tax	(6,028)	—	2,498	—
Unrealized gains (losses) on derivatives, net of tax	326	(1,618)	(1,171)	(316)

Total comprehensive income (loss)	$(67,166)	$41,841	$3,779	$18,481

16.	Commitments and Contingencies

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

The Company is a licensee of certain chemical production technology used globally. The license agreement provides for guaranteed minimum royalty payments during a term ending on December 31, 2014. Under the terms of agreement and based on current financial projections, the Company does not expect to meet the minimum guaranteed payments. In accordance with the requirements of SFAS No. 5, the Company estimated its possible range of loss as $1,943 to $3,446 and, in accordance with FASB Interpretation No. 14, maintained a loss reserve of $1,943 at December 28, 2007. The Company revised its estimated possible loss range to $2,532 to $3,446, recording a charge of $589 in the three months ended September 26, 2008 resulting in a loss reserve of $2,532 at that date.

In connection with the acquisition of the DiverseyLever business, JohnsonDiversey Holdings, Inc. (“Holdings”) entered into a Stockholders’ Agreement with its stockholders, Commercial Markets Holdco, Inc. (“Holdco”) and Marga B.V., a wholly owned subsidiary of Unilever N.V. (“Unilever”), as amended and restated in September 2008. The Stockholders’ Agreement relates to, among other things:

•	restrictions on the transfer of Holdings’ shares held by the stockholders;

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2008

(unaudited)

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

Marga B.V.’s obligations under the Stockholders’ Agreement are guaranteed by Unilever.

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

September 26, 2008

(unaudited)

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

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2008

(unaudited)

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

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2008

(unaudited)

17.	Segment Information

Business segment information is summarized as follows:

	Three Months Ended September 26, 2008
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$178,699	$475,463	$72,533	$71,044	$64,503	$(5,742)	$856,500
Operating profit	17,933	43,475	4,775	5,931	1,183	(11,385)	61,912
Depreciation and amortization	4,407	14,028	1,380	2,858	2,299	7,074	32,046
Interest expense	2,883	17,697	263	470	533	4,849	26,695
Interest income	653	2,122	98	573	92	(1,468)	2,070
Total assets	359,298	2,081,097	276,745	228,351	202,601	316,083	3,464,175
Goodwill	126,926	822,237	111,398	81,095	61,486	49,679	1,252,821
Capital expenditures, including capitalized computer software	4,102	10,493	809	4,188	2,970	7,008	29,570
Long-lived assets [2]	183,411	1,122,965	156,819	119,784	90,828	303,264	1,977,071

	Three Months Ended September 28, 2007
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$181,852	$408,095	$68,251	$56,658	$57,534	$(3,652)	$768,738
Operating profit	19,001	22,183	318	5,308	1,753	(20,951)	27,612
Depreciation and amortization	8,271	15,856	3,661	2,030	2,117	9,635	41,570
Interest expense	2,801	17,419	175	768	833	4,768	26,764
Interest income	1,215	2,728	1	4	166	(1,854)	2,260
Total assets	409,019	2,051,602	265,410	195,766	194,312	288,966	3,405,075
Goodwill	163,890	800,638	101,876	82,586	65,222	24,417	1,238,629
Capital expenditures, including capitalized computer software	6,201	8,397	654	1,460	2,643	4,187	23,542
Long-lived assets [2]	254,409	1,112,008	150,732	117,365	94,935	278,265	2,007,714

	Nine Months Ended September 26, 2008
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$517,773	$1,412,869	$219,920	$196,890	$193,066	$(17,107)	$2,523,411
Operating profit	43,415	110,089	4,411	13,694	7,004	(33,921)	144,692
Depreciation and amortization	12,557	44,294	7,007	7,649	6,914	20,207	98,628
Interest expense	8,991	53,027	686	1,383	1,645	13,603	79,335
Interest income	2,248	6,795	149	644	356	(4,209)	5,983
Total assets	359,298	2,081,097	276,745	228,351	202,601	316,083	3,464,175
Goodwill	126,926	822,237	111,398	81,095	61,486	49,679	1,252,821
Capital expenditures, including capitalized computer software	9,725	35,566	2,315	9,606	7,089	22,268	86,569
Long-lived assets [2]	183,411	1,122,965	156,819	119,784	90,828	303,264	1,977,071

	Nine Months Ended September 28, 2007
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$528,903	$1,184,761	$202,817	$160,700	$166,174	$(13,807)	$2,229,548
Operating profit	16,347	67,705	6,063	13,387	8,015	(58,872)	52,645
Depreciation and amortization	23,955	42,454	6,628	6,239	6,060	31,834	117,170
Interest expense	8,562	52,237	551	2,185	2,599	13,607	79,741
Interest income	5,137	8,190	77	21	445	(6,162)	7,708
Total assets	409,019	2,051,602	265,410	195,766	194,312	288,966	3,405,075
Goodwill	163,890	800,638	101,876	82,586	65,222	24,417	1,238,629
Capital expenditures, including capitalized computer software	14,185	29,250	2,423	6,580	6,594	9,818	68,850
Long-lived assets [2]	254,409	1,112,008	150,732	117,365	94,935	278,265	2,007,714

[1]	Eliminations/Other includes the Company’s corporate operating and holding entities, discontinued operations and corporate level eliminations and consolidating entries.
[2]	Long-lived assets includes property, plant and equipment, capital software, intangible items and investments in unconsolidated subsidiaries.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2008

(unaudited)

18.	Subsidiary Guarantors of Senior Subordinated Notes

The Company’s senior subordinated notes are guaranteed by certain of its wholly-owned subsidiaries. Such guarantees are full and unconditional, to the extent permitted by law, and joint and several. The following supplemental information sets forth, on an unconsolidated basis, statement of income, balance sheet and statement of cash flows information for the Company, for the guarantor subsidiaries and for the Company’s non-guarantor subsidiaries, each of which were determined on a combined basis with the exception of eliminating investments in combined subsidiaries and certain reclassifications, which are eliminated at the consolidated level.

Consolidating condensed statements of operations for the three months ended September 26, 2008:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$139,975	$19,378	$716,353	$(29,010)	$846,696
Sales agency fee income	—	—	9,804	—	9,804

	139,975	19,378	726,157	(29,010)	856,500
Cost of sales	94,036	10,147	438,429	(28,852)	513,760

Gross profit	45,939	9,231	287,728	(158)	342,740
Selling, general and administrative expenses	49,116	3,096	210,674	—	262,886
Research and development expenses	8,331	—	7,367	—	15,698
Restructuring expense	(123)	—	2,367	—	2,244

Operating profit (loss)	(11,385)	6,135	67,320	(158)	61,912

Other expense (income):
Interest expense	28,248	17	18,548	(20,118)	26,695
Interest income	(11,158)	(8,852)	(2,178)	20,118	(2,070)
Other (income) expense, net	(38,576)	369	1,100	39,432	2,325

Income (loss) before taxes	10,101	14,601	49,850	(39,590)	34,962
Income tax (benefit) provision	(4,409)	4,217	23,958	—	23,766

Income (loss) from continuing operations	14,510	10,384	25,892	(39,590)	11,196
Income from discontinued operations, net of income taxes	8,686	(3)	3,317	—	12,000

Net income (loss)	$23,196	$10,381	$29,209	$(39,590)	$23,196

Consolidating condensed statements of operations for the three months ended September 28, 2007:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$157,154	$20,040	$592,610	$(25,215)	$744,589
Sales agency fee income	1,054	6	23,089	—	24,149

	158,208	20,046	615,699	(25,215)	768,738
Cost of sales	90,570	10,523	365,191	(25,139)	441,145

Gross profit	67,638	9,523	250,508	(76)	327,593
Selling, general and administrative expenses	66,846	3,498	204,680	—	275,024
Research and development expenses	8,912	—	6,912	—	15,824
Restructuring expense	(124)	—	9,257	—	9,133

Operating profit (loss)	(7,996)	6,025	29,659	(76)	27,612

Other expense (income):
Interest expense	29,677	65	17,483	(20,461)	26,764
Interest income	(10,158)	(10,957)	(1,606)	20,461	(2,260)
Other (income) expense, net	(11,474)	(191)	(13,814)	25,049	(430)

Income (loss) before taxes	(16,041)	17,108	27,596	(25,125)	3,538
Income tax provision	(8,845)	4,220	24,388	—	19,763

Income (loss) from continuing operations	(7,196)	12,888	3,208	(25,125)	(16,225)
Income (loss) from discontinued operations, net of income taxes	(7,434)	(228)	9,257	—	1,595

Net income (loss)	$(14,630)	$12,660	$12,465	$(25,125)	$(14,630)

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2008

(unaudited)

Consolidating condensed statements of operations for the nine months ended September 26, 2008:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$411,696	$51,751	$2,121,916	$(90,328)	$2,495,035
Sales agency fee income	—	—	28,376	—	28,376

	411,696	51,751	2,150,292	(90,328)	2,523,411
Cost of sales	272,506	27,327	1,286,146	(89,700)	1,496,279

Gross profit	139,190	24,424	864,146	(628)	1,027,132
Selling, general and administrative expenses	154,408	9,760	653,903	—	818,071
Research and development expenses	27,030	—	23,855	—	50,885
Restructuring expense	1,043	239	12,202	—	13,484

Operating profit (loss)	(43,291)	14,425	174,186	(628)	144,692

Other expense (income):
Interest expense	85,391	17	54,903	(60,976)	79,335
Interest income	(34,214)	(26,999)	(5,746)	60,976	(5,983)
Other (income) expense, net	(104,504)	197	716	104,269	678

Income (loss) before taxes	10,036	41,210	124,313	(104,897)	70,662
Income tax (benefit) provision	(4,212)	11,334	54,019	—	61,141

Income (loss) from continuing operations	14,248	29,876	70,294	(104,897)	9,521
Income from discontinued operations, net of income taxes	10,821	(14)	4,741	—	15,548

Net income (loss)	$25,069	$29,862	$75,035	$(104,897)	$25,069

Consolidating condensed statements of operations for the nine months ended September 28, 2007:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$415,824	$58,803	$1,759,792	$(73,695)	$2,160,724
Sales agency fee income	3,205	22	65,597	—	68,824

	419,029	58,825	1,825,389	(73,695)	2,229,548
Cost of sales	268,990	31,045	1,069,969	(74,047)	1,295,957

Gross profit	150,039	27,780	755,420	352	933,591
Selling, general and administrative expenses	218,291	10,983	589,120	—	818,394
Research and development expenses	26,369	—	20,731	—	47,100
Restructuring expense	2,626	—	12,826	—	15,452

Operating profit (loss)	(97,247)	16,797	132,743	352	52,645

Other expense (income):
Interest expense	91,642	217	53,203	(65,321)	79,741
Interest income	(30,784)	(36,992)	(5,253)	65,321	(7,708)
Other (income) expense, net	(67,225)	(199)	(13,133)	80,525	(32)

Income (loss) before taxes	(90,880)	53,771	97,926	(80,173)	(19,356)
Income tax provision	(14,812)	12,780	59,406	—	57,374

Income (loss) from continuing operations	(76,068)	40,991	38,520	(80,173)	(76,730)
Income (loss) from discontinued operations, net of income taxes	5,140	(880)	1,542	—	5,802

Net income (loss)	$(70,928)	$40,111	$40,062	$(80,173)	$(70,928)

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2008

(unaudited)

Condensed consolidating balance sheet at September 26, 2008:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$90,751	$364	$90,403	$—	$181,518
Accounts receivable	3,036	1,345	642,915	—	647,296
Intercompany receivables	—	452,066	—	(452,066)	—
Inventories	48,791	5,257	265,642	(259)	319,431
Other current assets	50,147	84	169,003	(35,860)	183,374
Current assets of discontinued operations	2,732	—	—	—	2,732

Total current assets	195,457	459,116	1,167,963	(488,185)	1,334,351
Property, plant and equipment, net	76,731	572	350,229	(5,467)	422,065
Capitalized software, net	38,477	—	3,023	—	41,500
Goodwill and other intangibles, net	88,074	107,445	1,302,533	—	1,498,052
Intercompany advances	332,139	260,119	29,861	(622,119)	—
Other assets	106,075	3	57,019	(150)	162,947
Investments in subsidiaries	1,874,912	13,552	—	(1,888,464)	—
Noncurrent assets of discontinued operations	5,260	—	—	—	5,260

Total assets	$2,717,125	$840,807	$2,910,628	$(3,004,385)	$3,464,175

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$—	$—	$46,746	$—	$46,746
Current portion of long-term debt	8,750	—	4,744	—	13,494
Accounts payable	69,331	1,173	340,229	34	410,767
Intercompany payables	292,721	—	159,345	(452,066)	—
Accrued expenses	149,168	11,794	348,399	(35,961)	473,400
Current liabilities of discontinued operations	4,522	—	—	—	4,522

Total current liabilities	524,492	12,967	899,463	(487,993)	948,929
Intercompany note payable	32,256	—	611,079	(643,335)	—
Long-term borrowings	1,053,515	—	7,116	—	1,060,631
Other liabilities	162,682	21,711	326,192	(150)	510,435
Noncurrent liabilities of discontinued operations	5,751	—	—	—	5,751

Total liabilities	1,778,696	34,678	1,843,850	(1,131,478)	2,525,746
Stockholders’ equity	938,429	806,129	1,066,778	(1,872,907)	938,429

Total liabilities and equity	$2,717,125	$840,807	$2,910,628	$(3,004,385)	$3,464,175

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2008

(unaudited)

Condensed consolidating balance sheet at December 28, 2007:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$45,015	$564	$51,492	$—	$97,071
Accounts receivable	5,200	1,117	630,516	—	636,833
Intercompany receivables	—	383,470	—	(383,470)	—
Inventories	48,551	6,620	224,166	(162)	279,175
Other current assets	26,625	79	143,295	(9,703)	160,296
Current assets of discontinued operations	10,078	—	5,266	—	15,344

Total current assets	135,469	391,850	1,054,735	(393,335)	1,188,719
Property, plant and equipment, net	91,808	508	355,055	(4,937)	442,434
Capitalized software, net	32,842	—	3,714	—	36,556
Goodwill and other intangibles, net	75,765	174,612	1,324,132	(13,920)	1,560,589
Intercompany advances	327,190	253,026	30,107	(610,323)	—
Other assets	118,104	2	50,051	(129)	168,028
Investments in subsidiaries	1,838,528	24,785	—	(1,863,313)	—
Noncurrent assets of discontinued operations	39,301	—	902	—	40,203

Total assets	$2,659,007	$844,783	$2,818,696	$(2,885,957)	$3,436,529

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$—	$—	$18,898	$—	$18,898
Current portion of long-term debt	8,750	—	4,431	—	13,181
Accounts payable	70,013	1,075	335,928	—	407,016
Intercompany payables	210,428	—	173,042	(383,470)	—
Accrued expenses	144,641	7,852	323,314	1,598	477,405
Current liabilities of discontinued operations	12,642	—	2,144	—	14,786

Total current liabilities	446,474	8,927	857,757	(381,872)	931,286
Intercompany note payable	23,841	—	607,678	(631,519)	—
Long-term borrowings	1,060,590	—	8,861	—	1,069,451
Other liabilities	167,010	21,711	285,606	373	474,700
Noncurrent liabilities of discontinued operations	2,825	—	—	—	2,825

Total liabilities	1,700,740	30,638	1,759,902	(1,013,018)	2,478,262
Stockholders’ equity	958,267	814,145	1,058,794	(1,872,939)	958,267

Total liabilities and equity	$2,659,007	$844,783	$2,818,696	$(2,885,957)	$3,436,529

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2008

(unaudited)

Condensed consolidating statement of cash flows for the nine months ended September 26, 2008:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$27,874	$6,716	$115,216	$(99,612)	$50,194
Cash flows from investing activities:
Capital expenditures, net	(25,779)	(204)	(57,206)	—	(83,189)
Acquisitions of businesses	6,281	11,232	(302)	(23,532)	(6,321)
Proceeds from divestitures	121,309	(186)	7,439	—	128,562

Net cash provided by (used in) investing activities	101,811	10,842	(50,069)	(23,532)	39,052

Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	—	—	27,872	—	27,872
Repayments of long-term borrowings	(4,375)	—	(2,326)	—	(6,701)
Intercompany financing	(8)	20,095	(20,087)	—	—
Proceeds from (repayments of) additional paid in capital	(52,430)	(13,113)	(21,963)	87,506	—
Payment of debt issuance costs	—	—	(123)	—	(123)
Dividends paid	(21,676)	(22,458)	(13,180)	35,638	(21,676)

Net cash provided by (used in) financing activities	(78,489)	(15,476)	(29,807)	123,144	(628)

Effect of exchange rate changes on cash and cash equivalents	(5,461)	(2,284)	3,574	—	(4,171)

Change in cash and cash equivalents	45,735	(202)	38,914	—	84,447
Beginning balance	45,015	564	51,492	—	97,071

Ending balance	$90,750	$362	$90,406	$—	$181,518

Condensed consolidating statement of cash flows for the nine months ended September 28, 2007:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$175,078	$(179,856)	$78,090	$(74,930)	$(1,618)
Cash flows from investing activities:
Capital expenditures, net	(21,219)	(756)	(36,617)	—	(58,592)
Acquisitions of businesses	39,705	(5,881)	37	(37,722)	(3,861)
Proceeds from divestitures	3,184	(833)	—	—	2,351

Net cash provided by (used in) investing activities	21,670	(7,470)	(36,580)	(37,722)	(60,102)

Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	—	—	(7,308)	—	(7,308)
Repayments of long-term borrowings	(4,376)	—	(2,037)	—	(6,413)
Intercompany financing	(229,514)	290,388	(60,884)	10	—
Proceeds from (repayments of) additional paid in capital	(26,609)	(94,827)	62,837	58,599	—
Payment of debt issuance costs	(500)	—	—	—	(500)
Dividends paid	—	(34,292)	(19,751)	54,043	—

Net cash provided by (used in) financing activities	(260,999)	161,269	(27,143)	112,652	(14,221)

Effect of exchange rate changes on cash and cash equivalents	28,528	25,981	(48,489)	—	6,020

Change in cash and cash equivalents	(35,723)	(76)	(34,122)	—	(69,921)
Beginning balance	83,601	481	124,231	—	208,313

Ending balance	$47,878	$405	$90,109	$—	$138,392

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The following management discussion and analysis describes material changes in the financial condition and results of operations of JohnsonDiversey, Inc. and its consolidated subsidiaries since December 28, 2007. This discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the quarterly period ended, September 26, 2008, our annual report on Form 10-K for the year ended December 28, 2007, and the section entitled “Forward-Looking Statements” located prior to Part I of this report.

We are an environmentally responsible, leading global marketer and manufacturer of cleaning, hygiene, operational efficiency, appearance enhancing products and equipment and related services for the institutional and industrial cleaning and sanitation market. We have net product and service sales (“net sales”) in more than 170 countries through our direct sales force, wholesalers and third-party distributors. Our sales are balanced geographically, with our principal markets being Europe, North America and Japan, with an increasing presence in the emerging markets of Asia Pacific and Latin America.

Except where noted, the management discussion and analysis below, excluding the consolidated statements of cash flows, reflects the results of continuing operations, which excludes the divestiture of DuBois Chemicals (“DuBois”), Chemical Methods Associates (“CMA”) and the Polymer Business segment (“Polymer Business”) as discussed in Note 7 to the consolidated financial statements.

In the three and nine months ended September 26, 2008, net sales increased by $87.8 million and $293.9 million, respectively, from the same periods in the prior year. As indicated in the following table, after excluding the impact of foreign currency exchange rates, acquisitions and divestitures, sales agency fee income (“SAF”), and sales from our Master Sub-License Agreement (the “License Agreement”), our net sales increased 4.6% for the three months ended September 26, 2008 compared to the same period in the prior year, and our 2008 year-to-date results compared to 2007 year-to-date results increased 3.4%. Beginning in fiscal year 2008, the License Agreement has replaced the Sales Agency Agreement in most countries.

	Three Months Ended			Nine Months Ended
(dollars in thousands)	September 26, 2008	September 28, 2007	Change	September 26, 2008	September 28, 2007	Change
Net sales	$856,500	$768,738	11.4%	$2,523,411	$2,229,548	13.2%

Variance due to:
Foreign currency exchange		43,030			181,172
Acquisitions and divestitures		(16,019)			(39,515)
Sales agency fee income	(9,804)	(24,149)		(28,376)	(68,824)
License Agreement revenue	(39,447)			(114,535)

	(49,251)	2,862		(142,911)	72,833

	$807,249	$771,600	4.6%	$2,380,500	$2,302,381	3.4%

Our third quarter and year-to-date results show net sales growth in all of our regions except Japan, primarily due to price increases taking hold in all global geographic areas and business sectors and the expansion of developing markets in Asia Pacific, Latin America and Central and Eastern Europe.

As indicated below, our gross profit percentage, based on net sales as reported, declined by 260 basis points for the third quarter of 2008 compared to the same period in the prior year. Excluding the impact of sales agency fee income, our gross profit percentage declined 150 basis points for the third quarter of 2008 compared to the same period in the prior year as pricing actions taken during the third quarter of 2008 have not kept pace with unprecedented cost increases in key raw materials costs. Unprecedented cost escalation occurred at the end of the second quarter and flowed directly into the third quarter, as evidenced by significant increases in phosphorous materials, caustic soda, chelates, and other key materials. In addition, a significant increase in the cost of oil has affected our acquisition costs of key materials and our ability to deliver our products in a cost effective manner. Certain materials, linked with production of products in varying markets like housing, have driven significant cost increases due to scarcity of supply versus historical levels. The volatile market makes it extremely difficult to predict where material costs are headed on a month-to-month and quarter-on-quarter basis. Our gross profit percentages for the three months ended September 26, 2008 and September 28, 2007 were as follows:

Margin on Net Sales as Reported Three Months Ended		Margin on Net Sales Adjusted for SAF Three Months Ended
September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
40.0%	42.6%	39.3%	40.8%

Rising raw material costs will continue to present significant challenges in 2008 and 2009. In response, we continue to implement price increases to recover these costs, to the fullest extent possible, and continue to pursue cost reduction initiatives.

We remain well within our financial covenants under our senior secured credit facilities, although the global economy has been greatly affected by the recent credit crisis with many lenders and institutional investors ceasing to provide funding to even the most credit-worthy borrowers. We believe that we are positioned to deal with the current crisis, however, we are not able to predict how severe the crisis may become and how it will affect our business or our customers’ businesses going forward. A severe decline in the global economy would affect a number of our end-users who may reduce the volume of their purchases from us during economic downturns. This would likely have an adverse impact on our business, financial condition, results of operations and cash flows. We continue to monitor economic conditions closely and pursue cost saving opportunities through our restructuring program and other cost reduction initiatives as well as growth opportunities through certain strategic investments and innovations.

In November 2005, in response to structural changes in raw material markets that gave rise to significant increases in our input costs, we announced a program (“November 2005 Plan”) to implement an operational restructuring of our Company. The program also considers the potential divestiture of, or exit from, certain non-core or underperforming businesses. Although we are experiencing a similar pattern of events with volatile fuel costs and increases in raw materials prices in 2008, our restructuring program has positioned us to confront these challenges more effectively.

During the third fiscal quarter of 2008, we continued to make significant progress with the operational restructuring of our Company in accordance with the November 2005 Plan. In particular, key activities during the quarter included the following:

•

successfully completed the sale of our DuBois industrial business, a non-core operation primarily in our North American segment, which included a principal manufacturing plant in Sharonville, Ohio, for $69.7 million in cash proceeds, of which $5.0 million was escrowed subject to meeting fiscal year 2009 performance measures and $1.0 million was escrowed subject to the resolution of certain environmental representations;

•	substantially completed the transition to one centrally managed European region;

•	continued the transition of certain general ledger accounting functions in Western Europe to a third party provider;

•	completed phase one of the consolidation and streamlining of our Japanese sales and marketing functions into one legal entity and two business units;

•	substantially completed the implementation of a global human resource information system in over 60 countries; and

•	continued progress on various supply chain optimization projects to improve capacity utilization and efficiency.

In connection with the aforementioned and other activities under the November 2005 Plan, we recorded restructuring charges of approximately $2.2 million and $13.5 million, which consisted primarily of severance costs, for the three and nine months ended September 26, 2008, respectively. In addition, we recorded period costs of $7.9 million and $32.3 million related to the November 2005 Plan for the three and nine months ended September 26, 2008, respectively. For the three months ended September 26, 2008, the $7.9 million of period costs mainly relate to costs in the Corporate Center. These period costs consisted of the following:

•	$3.7 million of human resource and pension related costs;

•	$1.6 million of sales and marketing related costs;

•	$1.2 million of global sourcing and value chain related costs;

•	$1.2 million of professional services related costs;

•	($1.2) million of facilities related net proceeds; and

•	other costs totaling $1.4 million.

For the nine months ended September 26, 2008, the $32.3 million of period costs mainly relate to costs in our European and Japanese regions as well as the Corporate Center. These period costs consisted of the following:

•	$11.0 million of human resource and pension related costs;

•	$6.3 million related to long-lived asset impairments primarily related to warehouse closures in our European and Japanese regions;

•	$3.7 million of global sourcing and value chain related costs;

•	$3.6 million of professional services related costs;

•	$3.3 million of sales and marketing related costs;

•	$1.8 million of outplacement, relocation and recruiting costs; and

•	other costs totaling $2.6 million.

In addition to the ongoing November 2005 Plan initiatives and results mentioned above and as reported in the second quarter of 2008, we plan to move to an operating model organized into three regions. During the third quarter of 2008, we developed plans to initiate this process in our new Americas and Asia Pacific regions and our existing European region. This reorganization will better position us to address consolidation and globalization trends among our customers while also enabling us to more effectively deploy resources against the most compelling market and customer growth opportunities. We also believe this move will boost our efforts to more rapidly deploy innovation globally. We remain on target to complete this reorganization in fiscal 2009. We will consider the effects of the reorganization on our prospective segment reporting, but we do not expect to change our reporting structure during fiscal 2008.

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

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or ownership has transferred to the customer, the sales price is fixed or determinable, and collection is probable. We record an estimated reduction to revenue for customer discount programs and incentive offerings, including allowances and other volume-based incentives. If market conditions were to decline, we may take actions to increase customer incentive offerings, possibly resulting in a reduction of gross profit margins in the period during which the incentive is offered. Revenues are reflected in the consolidated statement of operations net of taxes collected from customers and remitted to governmental authorities.

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

Goodwill and Long-Lived Assets. We periodically conduct an impairment review on long-lived assets, including non-amortizing intangible assets and goodwill, and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its estimated fair value. We also periodically reassess the estimated remaining useful lives of our amortizing intangible assets and our other long-lived assets. Changes to estimated useful lives would affect the amount of depreciation and amortization expense recorded in our consolidated financial statements. We annually complete an impairment analysis of goodwill and non-amortizing intangible assets. Moreover, where indicators of impairment are identified for long-lived assets, we prepare a future undiscounted cash flow analysis, determine any impairment impact and record, if necessary, a reduction in the affected asset(s). Based on our business approach to decision-making, planning and resource allocation, we have determined that we have five reporting units for purposes of evaluating goodwill for impairment, which is aligned with our five geographic segments. Goodwill balances are typically recorded at the reporting unit level; however, where applicable, balances may be allocated to reporting units based upon geographic alignment. We recorded impairment charges on certain long-lived assets of $6.3 million and $9.8 million, during the nine-month periods ended September 26, 2008, and September 28, 2007, respectively, in connection with the November 2005 Plan.

New Accounting Pronouncements

In August 2008, the SEC announced that it will issue for comment a proposed roadmap regarding the potential use of International Financial Reporting Standards (“IFRS”) for the preparation of financial statements by U.S. registrants. IFRS are standards and interpretations adopted by the International Accounting Standards Board. Under the proposed roadmap, we would be required to prepare financial statements in accordance with IFRS in fiscal 2016, including comparative information also prepared under IFRS for fiscal 2014 and fiscal 2015. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the potential impact of IFRS on our financial statements, including early adoption, and will continue to follow the proposed roadmap for future developments.

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

SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end consolidated balance sheets (with limited exceptions). We adopted such provisions at the beginning of fiscal year 2008, resulting in a $2.2 million increase in pension and post-retirement benefits and retained deficit during the three month period ended March 28, 2008 and nine month period ended September 26, 2008.

Three Months Ended September 26, 2008 Compared to Three Months Ended September 28, 2007

Net Sales:

	Three Months Ended		Change
(dollars in thousands)	September 26, 2008	September 28, 2007	Amount	Percentage
Net product and service sales	$846,696	$744,589	$102,107	13.7%
Sales agency fee income	9,804	24,149	(14,345)	-59.4%

	$856,500	$768,738	87,762	11.4%

•

Net product and service sales. As measured against prior year’s results, the weakening of the U.S. dollar against the euro and certain other foreign currencies contributed $43.0 million to the increase in net product and service sales.

Excluding the impact of foreign currency exchange rates, acquisitions and divestitures, sales agency fee income, and sales under the License Agreement, our net product and service sales increased 4.6% for the three months ended September 26, 2008, compared to the same period in the prior year. The increase was due to growth in all of our regions except Japan, primarily due to price increases taking hold in all global geographic areas and business sectors and the expansion of developing markets in Asia Pacific, Latin America and Central and Eastern Europe. The following is a review of the sales performance for each of our regions, which also excludes the impact of foreign currency exchange rates, acquisitions and divestitures, sales agency fee income, and sales under the License Agreement:

–	In our Europe, Middle East and Africa markets, net sales increased 4.4% in the third quarter of 2008 compared to the same period in the prior year. Overall growth was primarily driven by additional pricing in Western European countries and the expansion of certain developing markets in Central and Eastern Europe, which boosted growth through both volume and price increases.

–	In Asia Pacific, net sales increased 7.4 % in the third quarter of 2008 compared to the same period in the prior year. The increase was driven by a mix of pricing and volume growth. A combination of increased sales to top customers and strong sales volume by certain key developing markets in the region, primarily in the food and beverage as well as the food and lodging sectors, contributed to this growth.

–	In Latin America, net sales increased 12.4% in the third quarter of 2008 compared to the same period in the prior year, further increasing the growth trend from the second quarter. Growth came from most countries in the region with both pricing and volume growth contributing to the overall increase. This strong performance was due to top customer growth and strong sales in the food and beverage sector.

–	In North America, net sales increased 4.7% in the third quarter of 2008 compared to the same period in the prior year, which excludes the impact of DuBois, a non-core operation of our North American segment that we divested in the third quarter. The increase was primarily due to price increases taking hold in all sectors as well as growth in the retail, building service contractor and food and beverage sectors.

–	In Japan, net sales decreased 3.0% in the third quarter of 2008 compared to the same period in the prior year, which is an improvement over the second quarter’s performance. Much of the decline continues to be driven by choices made to exit certain non-core and/or underperforming accounts in both direct and indirect channels.

•

Sales Agency Fee and License Agreement. In October 2007, we reached agreement with Unilever on a new Umbrella Agreement, to replace the previous Sales Agency Agreement, which includes; i) a new agency agreement with terms similar to the previous Sales Agency Agreement, covering Ireland, the United Kingdom, Portugal and Brazil, and ii) the License Agreement under which Unilever has agreed to grant 31 of our subsidiaries a license to produce and sell professional size packs of Unilever’s consumer branded cleaning products. The entities covered by the License Agreement have also entered into agreements with Unilever to distribute Unilever’s consumer branded products. Except for some transitional arrangements in certain countries, the Umbrella Agreement became effective January 1, 2008, and unless otherwise terminated or extended, will expire on December 31, 2017.

Under the License Agreement, we recorded net product and service sales of $39.4 million during the three month period ended September 26, 2008.

With respect to the Sales Agency Agreement, we recorded total sales agency fee income of $9.8 million, consisting of $8.6 million under the new agency agreement, $1.1 million under transitional arrangements, and $0.2 million of termination fees during the quarter. Except for the countries mentioned above, we anticipate that sales under the previous agreement for other countries will be converted to the License Agreement in 2008.

Gross Profit:

	Three Months Ended		Change
(dollars in thousands)	September 26, 2008	September 28, 2007	Amount	Percentage
Gross Profit	$342,740	$327,593	$15,147	4.6%

Gross profit as a percentage of net sales as reported:	40.0%	42.6%

Gross profit as a percentage of net sales adjusted for sales agency fee income:	39.3%	40.8%

•

As measured against prior year’s results, the weakening of the U.S. dollar against the euro and certain other foreign currencies increased gross profit by $19.7 million for the three months ended September 26, 2008 compared to the same period in the prior year.

•

Based on net sales as reported, our gross profit percentage for the third quarter of 2008 declined by 260 basis points compared to the same period in the prior year. Excluding the impact of sales agency fee income, our gross profit percentage declined 150 basis points for the third quarter of 2008 compared to the same period in the prior year due to the unprecedented cost increases in key raw materials costs mentioned above. Rising raw material costs will continue to present significant challenges in 2008 and 2009. In response, we continue to implement price increases to recover these costs, to the fullest extent possible, and continue to pursue cost reduction initiatives.

Operating Expenses:

	Three Months Ended				Change
(dollars in thousands)	September 26, 2008		September 28, 2007		Amount	Percentage
Selling, general and administrative expenses	$262,886		$275,024		$(12,138)	-4.4%
Research and development expenses	15,698		15,824		(126)	-0.8%
Restructuring expenses	2,244		9,133		(6,889)	-75.4%

	$280,828		$299,981		$(19,153)	-6.4%

As a percentage of net sales:
Selling, general and administrative expenses	30.7%		35.8%
Research and development expenses	1.8%		2.1%
Restructuring expenses	0.3%		1.2%

	32.8%		39.1%

As a percentage of net sales adjusted for SAF:
Selling, general and administrative expenses	31.0%	*	36.9%	*
Research and development expenses	1.9%		2.1%
Restructuring expenses	0.3%		1.2%

	33.2%		40.2%

*	The percentages for 2008 and 2007 are 30.1% and 33.6%, respectively, when period costs associated with the November 2005 Plan are excluded from selling, general and administrative expenses.

•

Operating expenses. As measured against prior year’s results, the weakening of the U.S. dollar against the euro and certain other foreign currencies increased operating expenses by $14.3 million in the three months ended September 26, 2008 compared to the same period in the prior year.

•

Selling, general and administrative expenses. Excluding period costs associated with the November 2005 Plan, selling, general and administrative expenses as a percentage of net product and service sales (excludes sales agency fee income) were 30.1% for the third quarter of 2008 compared to 33.6% for the same period in the prior year. Excluding the impact of foreign currency and costs associated with the November 2005 Plan, selling, general and administrative costs declined $8.9 million during the third quarter of 2008 compared to the same period in the prior year. This was due to savings from our November 2005 Plan.

•

Research and development expenses. Excluding the impact of foreign currency, research and development expenses decreased $0.5 million during the third quarter of 2008 compared to the same period in the prior year.

•

Restructuring expenses. Excluding the impact of foreign currency, restructuring expenses decreased $7.2 million during the third quarter of 2008 compared to the same period in the prior year. This was primarily due to decreased employee severance and other expenses related to the November 2005 Plan.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan for the three months ended September 26, 2008 and September 28, 2007, and since inception of the program in November 2005, is outlined below:

(dollars in thousands)	Three Months Ended September 26, 2008	Three Months Ended September 28, 2007	Total Project to Date September 26, 2008
Reserve balance at beginning of period	$39,460	$48,268	$—
Restructuring costs (net) charged to income	2,244	9,133	160,019
Liability adjustments (net)	—	—	313	*
Payments of accrued costs	(11,799)	(10,693)	(130,427)

Reserve balance at end of period	$29,905	$46,708	$29,905

Period costs classified as selling, general and administrative expenses	$7,833	$24,693	$261,978
Period costs classified as cost of sales	20	(1,498)	3,170
Capital expenditures	4,408	4,908	54,276

*	$387 of this amount was reclassified from other liabilities and $74 was recorded as a reduction of restructuring expense, resulting in a net liability adjustment of $313.

•

November 2005 Plan restructuring costs. During the third quarters of 2008 and 2007, we recorded $2.2 million and $9.1 million, respectively, of restructuring costs related to our November 2005 Plan in our consolidated statements of operations. These costs consisted primarily of involuntary termination costs associated with our European and North American business segments.

•

November 2005 Plan period costs. During the third quarter of 2008 and the third quarter of 2007, we recorded $7.8 million and $24.7 million, respectively, of selling, general and administrative expenses mainly for restructuring activities related to human resource and pension related costs, various value chain related projects and various sales and marketing related projects at the Corporate Center. These costs consisted of $0.2 million and $6.4 million, respectively, for long-lived asset impairments, $0.3 million and ($1.5) million, respectively, for write-offs and adjustments of other assets (pensions, inventory, and accounts receivable) and $7.4 million and $18.3 million, respectively, for other period costs associated with our restructuring activities (current period costs are further explained above in the Executive Overview). The overall decrease in these expenses over the prior year was mainly due to a reduction in restructuring activities at our European business segment as well as the Corporate Center.

•

DiverseyLever acquisition. In connection with the acquisition of the DiverseyLever business, we also recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. During the third quarter of 2008 and 2007, we paid cash of $0.1 million and $0.3 million, respectively, representing contractual obligations associated with involuntary terminations and lease payments on closed facilities. The restructuring reserve balances associated with the exit plans and our acquisition-related restructuring plans were $0.7 million and $1.8 million as of September 26, 2008 and September 28, 2007, respectively. We continue to make cash payments representing contractual obligations associated with involuntary terminations and lease payments on closed facilities.

Non-Operating Results:

	Three Months Ended		Change
(dollars in thousands)	September 26, 2008	September 28, 2007	Amount	Percentage
Interest expense	$26,695	$26,764	$(69)	-0.3%
Interest income	(2,070)	(2,260)	190	-8.4%

Net interest expense	$24,625	$24,504	$121	0.5%
Other expense (income), net	2,325	(430)	2,755

•

Net interest expense increased marginally in the third quarter of 2008 compared to the same period in the prior year primarily due to lower interest income resulting from lower average cash balances during the period as compared to the same period last year, and a lower interest yield on investments due to lower interest rates.

Income Taxes:

	Three Months Ended		Change
(dollars in thousands)	September 26, 2008	September 28, 2007	Amount	Percentage
Income from continuing operations before income taxes	$34,962	$3,538	$31,424	888.2%
Provision for income taxes	23,766	19,763	4,003	20.3%
Effective income tax rate	68.0%	558.6%

•

For the fiscal year ending December 31, 2008, we are projecting an effective income tax rate of approximately 90%. The projected effective income tax rate for the fiscal year exceeds the statutory tax rate primarily as a result of increased valuation allowances against net deferred tax assets and increases in reserves for uncertain tax positions.

We reported an effective income tax rate of 68.0% on the pre-tax income from continuing operations for the three month period ended September 26, 2008. When compared to the estimated annual effective tax rate, the lower effective tax rate for the three month period ended September 26, 2008 is primarily attributable to actual pacing of pre-tax income (loss) and income tax expense (benefit) in certain key jurisdictions, and the income tax benefit from use of the current year pre-tax loss from continuing operations to offset the income and gain from the divestiture of the DuBois business. While the estimated annual effective tax rate is also reduced by the effect of the DuBois divestiture, the impact on the three month period ended September 26, 2008 is more pronounced due to the lower level of pre-tax income for the period.

•

We reported an effective income tax rate of 558.6% on the pre-tax income from continuing operations for the three month period ended September 28, 2007. The high effective income tax rate is primarily the result of increased valuation allowances against deferred tax assets for U.S. and international tax loss and credit carryforwards and increased valuation allowances against other net deferred tax assets.

Net Income:

Our net income increased by $37.8 million, to income of $23.2 million for the third quarter of 2008 compared to a net loss of $14.6 million for the same period in the prior year, mainly due to an increased operating profit of $34.3 million and the $10.4 million after-tax gain from the sale of DuBois, which increased income from discontinued operations. This was partially offset by a $4.0 million increase in the income tax provision. The increase in operating profit was achieved through a $15.1 million increase in gross profit, a $22.2 million decrease in restructuring expenses and period costs included in selling, general and administrative expenses related to our November 2005 Plan and cost savings generated from our November 2005 Plan.

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

EBITDA should not be construed as a substitute for, and should be considered together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP. The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the three months ended September 26, 2008 and September 28, 2007.

	Three Months Ended
(dollars in thousands)	September 26, 2008	September 28, 2007
Net cash flows used in operating activities	$90,220	$68,160
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	(2,395)	(35,863)
Changes in deferred income taxes	(22,341)	(7,634)
Gain (loss) from divestitures	10,331	(439)
Gain (loss) on property disposals	(90)	2,331
Depreciation and amortization expense	(32,046)	(41,570)
Amortization of debt issuance costs	(1,328)	(1,253)
Interest accrued on long-term receivables-related parties	682	650
Other, net	(19,837)	988

Net income (loss)	23,196	(14,630)

Provision for income taxes	30,982	20,828
Interest expense, net	24,625	24,504
Depreciation and amortization expense	32,046	41,570

EBITDA	$110,849	$72,272

EBITDA increased by $38.6 million for the three months ended September 26, 2008 compared to the same period in the prior year, which was primarily due to a $15.8 million decrease in restructuring expenses and period costs included in selling, general and administrative expenses related to our November 2005 Plan, a $16.9 million gain from the sale of DuBois, and cost savings generated from the November 2005 Plan. This increase was partially offset by raw material cost increases not fully offset by pricing actions.

Nine Months Ended September 26, 2008 Compared to Nine Months Ended September 28, 2007

Net Sales:

	Nine Months Ended		Change
(dollars in thousands)	September 26, 2008	September 28, 2007	Amount	Percentage
Net product and service sales	$2,495,035	$2,160,724	$334,311	15.5%
Sales agency fee income	28,376	68,824	(40,448)	-58.8%

	$2,523,411	$2,229,548	$293,863	13.2%

•

Net product and service sales. As measured against prior year’s results, the weakening of the U.S. dollar against the euro and certain other foreign currencies contributed $181.2 million to the increase in net product and service sales.

Excluding the impact of foreign currency exchange rates, acquisitions and divestitures, sales agency fee income, and sales under the License Agreement, our net product and service sales increased 3.4% compared to the same period in the prior year. All regions except Japan contributed to the increase, primarily due to price increases taking hold in all global geographic areas and business sectors and the expansion of developing markets in Asia Pacific, Latin America and Central and Eastern Europe. The following is a review of the sales performance for each of our regions, which also excludes the impact of foreign currency exchange rates, acquisitions and divestitures, sales agency fee income, and sales under the License Agreement:

–	In our Europe, Middle East and Africa markets, net sales increased 3.9% in the first nine months of 2008 compared to the same period in the prior year driven by strong performances in the second and third quarters. This increase was primarily driven by additional pricing and the expansion of certain Western European countries as well as developing markets in Central and Eastern Europe.

–	In Asia Pacific, net sales increased 8.7% in the first nine months of 2008 compared to the same period in the prior year. Approximately two thirds of this increase was due to volume growth and one third was due to pricing. Growth was achieved through top customer growth and strong sales volume in certain key developing markets in the region, primarily in the food and beverage and the lodging sectors.

–	In Latin America, net sales increased 8.8% in the first nine months of 2008 compared to the same period in the prior year with growth coming from most countries in the region. The overall increase was driven by an equal mix of pricing and volume growth, which was driven by success with our indirect channel partners and growth in the food and beverage sector.

–	In North America, net sales increased 1.6% in the first nine months of 2008 compared to the same period in the prior year, primarily due to price increases taking hold in all sectors and an expanding retail sector. This growth was partially offset by losses due to customer consolidation and distributor inventory reduction.

–	In Japan, net sales decreased 4.0% in the first nine months of 2008 compared to the same period in the prior year, primarily due to choices made to exit certain non-core and/or underperforming accounts in both direct and indirect channels.

•

Sales Agency Fee and License Agreement. In October 2007, we reached agreement with Unilever on a new Umbrella Agreement, to replace the previous Sales Agency Agreement, which includes; i) a new agency agreement with terms similar to the previous Sales Agency Agreement, covering Ireland, the United Kingdom, Portugal and Brazil, and ii) the License Agreement under which Unilever has agreed to grant 31 of our subsidiaries a license to produce and sell professional size packs of Unilever’s consumer brand cleaning products. The entities covered by the License Agreement have also entered into agreements with Unilever to distribute Unilever’s consumer branded products. Except for some transitional arrangements in certain countries, the Umbrella Agreement became effective January 1, 2008, and unless otherwise terminated or extended, will expire on December 31, 2017.

Under the License Agreement, we recorded net product and service sales of $114.5 million during the first nine months of 2008.

With respect to the Sales Agency Agreement, we recorded total sales agency fee income of $28.4 million, consisting of $23.9 million under the new agency agreement, $3.9 million under transitional arrangements, and $0.6 million of termination fees. Except for the countries mentioned above, we anticipate that sales under the previous agreement for other countries will be converted to the License Agreement in 2008.

Gross Profit:

	Nine Months Ended		Change
(dollars in thousands)	September 26, 2008	September 28, 2007	Amount	Percentage
Gross Profit	$1,027,132	$933,591	$93,541	10.0%

Gross profit as a percentage of net sales as reported:	40.7%	41.9%

Gross profit as a percentage of net sales adjusted for sales agency fee income:	40.0%	40.0%

•

As measured against prior year’s results, the weakening of the U.S. dollar against the euro and certain other foreign currencies increased gross profit by $81.1 million for the nine months ended September 26, 2008 compared to the same period in the prior year.

•

Based on net sales as reported, our gross profit percentage for the third quarter of 2008 declined by 120 basis points compared to the same period in the prior year. Excluding the impact of sales agency fee income, our gross profit percentage was unchanged for the first nine months of 2008 compared to the same period in 2007. This was due to the unprecedented cost increases in key raw materials costs mentioned above. Rising raw material costs will continue to present significant challenges in 2008 and 2009. In response, we continue to implement increases to recover these costs, to the fullest extent possible, and pursue cost reduction initiatives.

Operating Expenses:

	Nine Months Ended			Change
(dollars in thousands)	September 26, 2008	September 28, 2007		Amount	Percentage
Selling, general and administrative expenses	$818,071	$818,394		$(323)	0.0%
Research and development expenses	50,885	47,100		3,785	8.0%
Restructuring expenses	13,484	15,452		(1,968)	-12.7%

	$882,440	$880,946		$1,494	0.2%

As a percentage of net sales:
Selling, general and administrative expenses	32.4%	36.7%
Research and development expenses	2.0%	2.1%
Restructuring expenses	0.5%	0.7%

	34.9%	39.5%

As a percentage of net sales adjusted for SAF:
Selling, general and administrative expenses	32.8%*	37.9	% *
Research and development expenses	2.0%	2.2%
Restructuring expenses	0.5%	0.7%

	35.3%	40.8%

*	The percentages for 2008 and 2007 are 31.5% and 34.7%, respectively, when period costs associated with the November 2005 Plan are excluded from selling, general and administrative expenses.

•

Operating expenses. As measured against prior year’s results, the weakening of the U.S. dollar against the euro and certain other foreign currencies increased operating expenses by $61.6 million in the nine months ended September 26, 2008 compared to the same period in the prior year.

•

Selling, general and administrative expenses. Excluding period costs associated with the November 2005 Plan, selling, general and administrative expenses as a percentage of net product and service sales (excludes sales agency fee income) were 31.5% for the first nine months of 2008 compared to 34.7% for the same period in 2007. Excluding the impact of foreign currency and costs associated with the November 2005 Plan, selling, general and administrative costs declined $23.2 million during the first nine months of 2008 compared to the same period in the prior year. This was achieved through savings from our November 2005 Plan and controlled spending in most of our regions.

•

Research and development expenses. Excluding the impact of foreign currency, research and development expenses increased $2.0 million during the first nine months of 2008 compared to the same period in the prior year.

•

Restructuring expenses. Excluding the impact of foreign currency, restructuring expenses decreased $2.7 million during the first nine months of 2008 compared to the same period in the prior year. This was primarily due to decreased employee severance and other expenses related to the November 2005 Plan.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan for the nine months ended September 26, 2008 and September 28, 2007, and since inception of the program in November 2005, is outlined below:

(dollars in thousands)	Nine Months Ended September 26, 2008	Nine Months Ended September 28, 2007	Total Project to Date September 26, 2008
Reserve balance at beginning of period	$46,226	$70,225	$—
Restructuring (net) costs charged to income	13,484	15,526	160,019
Liability adjustments (net)	—	(70)	313	*
Payments of accrued costs	(29,805)	(38,973)	(130,427)

Reserve balance at end of period	$29,905	$46,708	$29,905

Period costs classified as selling, general and administrative expenses	$32,836	$69,045	$261,978
Period costs classified as cost of sales	(583)	(261)	3,169
Capital expenditures	13,278	14,690	54,276

*	$387 of this amount was reclassified from other liabilities and $74 was recorded as a reduction of restructuring expense, resulting in a net liability adjustment of $313.

•

November 2005 Plan restructuring costs. During the first nine months of 2008 and 2007, we recorded $13.5 million and $15.5 million, respectively, of restructuring costs related to our November 2005 Plan in our consolidated statements of operations. Costs for the first nine months of 2008 consisted primarily of involuntary termination costs associated with our Japanese and European business segments, and the costs for the first nine months of 2007 consisted primarily of involuntary termination and other costs incurred throughout North America and Europe.

•

November 2005 Plan period costs. During the first nine months of 2008 and the first nine months of 2007, we recorded $32.8 million and $69.0 million, respectively, of selling, general and administrative expenses and $0.6 million and $0.3 million reduction, respectively, of cost of sales (representing an adjustment of previous inventory reserves), mainly for restructuring activities related to the Japan reorganization and various value chain related projects and costs related to human resources and sales and marketing at the Corporate Center. These costs consisted of $6.3 million and $9.8 million, respectively, for long-lived asset impairments, $1.9 million and $0.9 million, respectively for write-offs and adjustments of other assets (pensions, inventory, and accounts receivable) and $24.1 million and $58.0 million, respectively, for other period costs associated with restructuring activities (current period costs are further explained above in the Executive Overview). The overall decrease in these expenses over the prior year was mainly due to a reduction in restructuring activities in our North American and European business segments as well as the Corporate Center.

•

DiverseyLever acquisition. In connection with the acquisition of the DiverseyLever business, we also recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. During the first nine months of 2008 and 2007, we paid cash of $0.4 million and $0.8 million, respectively, representing contractual obligations associated with involuntary terminations and lease payments on closed facilities. The restructuring reserve balances associated with the exit plans and our acquisition-related restructuring plans were $0.7 million and $1.8 million as of September 26, 2008 and September 28, 2007, respectively. We continue to make cash payments representing contractual obligations associated with involuntary terminations and lease payments on closed facilities.

Non-Operating Results:

	Nine Months Ended		Change
(dollars in thousands)	September 26, 2008	September 28, 2007	Amount	Percentage
Interest expense	$79,335	$79,741	$(406)	-0.5%
Interest income	(5,983)	(7,708)	1,725	-22.4%

Net interest expense	$73,352	$72,033	$1,319	1.8%
Other expense (income), net	678	(32)	710

•

Net interest expense increased in the first nine months of 2008 compared to the same period in the prior year primarily due to lower interest income resulting from lower average cash balances during the period as compared to the same period last year, and a lower interest yield on investments due to lower interest rates.

Income Taxes:

	Nine Months Ended		Change
(dollars in thousands)	September 26, 2008	September 28, 2007	Amount	Percentage
Income (loss) from continuing operations before income taxes	$70,662	$(19,356)	$90,018	-465.1%
Provision for income taxes	61,141	57,374	3,767	6.6%

Effective income tax rate	86.5%	-296.4%

•

For the fiscal year ending December 31, 2008, we are projecting an effective income tax rate of approximately 90%. The projected effective income tax rate exceeds the statutory tax rate primarily as a result of increased valuation allowances against net deferred tax assets and increases in reserves for uncertain tax positions.

We reported an effective income tax rate of 86.5% on the pre-tax income from continuing operations for the nine month period ended September 26, 2008. When compared to the estimated annual effective tax rate, the lower effective tax rate for the nine month period ended September 26, 2008 is primarily attributable to actual pacing of pre-tax income (loss) and income tax expense (benefit) in certain key jurisdictions, and the income tax benefit from use of the current year pre-tax loss from continuing operations to offset the income and gain from the divestiture of the DuBois business. While the estimated annual effective tax rate is also reduced by the effect of the DuBois divestiture, the impact on the nine month period ended September 26, 2008 is more pronounced due to the lower level of pre-tax income for the period.

•

We reported an effective income tax rate of -296.4% on the pre-tax loss from continuing operations for the nine month period ended September 28, 2007. The high effective income tax rate is primarily the result of increased valuation allowances against deferred tax assets for U.S. and international tax loss and credit carryforwards and increased valuation allowances against other net deferred tax assets.

Net Income:

Our net income increased by $96.0 million, to income of $25.1 million for the first nine months of 2008 compared to a net loss of $70.9 million for the first nine months of 2007, mainly due to an increased operating profit of $92.0 million and the $10.4 million after-tax gain from the sale of DuBois, which increased income from discontinued operations. This was partially offset by a $3.8 million increase in the income tax provision. The increase in operating profit was primarily achieved through a $93.5 million increase in gross profit and cost savings generated from our November 2005 Plan.

EBITDA:

The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the nine months ended September 26, 2008 and September 28, 2007.

	Nine Months Ended
(dollars in thousands)	September 26, 2008	September 28, 2007
Net cash flows used in operating activities	$50,194	$(1,618)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	110,169	82,850
Changes in deferred income taxes	(34,929)	(26,123)
Gain (loss) from divestitures	11,709	(612)
Gain on property disposals	73	4,323
Depreciation and amortization expense	(98,628)	(117,170)
Amortization of debt issuance costs	(3,743)	(3,651)
Interest accrued on long-term receivables-related parties	2,021	1,926
Other	(11,797)	(10,853)

Net income (loss)	25,069	(70,928)
Provision for income taxes	70,621	61,243
Interest expense, net	73,352	72,033
Depreciation and amortization expense	98,628	117,170

EBITDA	$267,670	$179,518

EBITDA increased by $88.2 million for the nine months ended September 26, 2008 compared to the same period in the prior year, which was primarily due to a $16.9 million gain from the sale of DuBois and cost savings generated from the November 2005 Plan, which contributed to the $92.0 million increase in operating profit over the prior year. This increase was partially offset by raw material costs increases not fully offset by pricing actions in the third quarter.

Liquidity and Capital Resources

	Nine Months Ended		Change
(dollars in thousands)	September 26, 2008	September 28, 2007	Amount	Percentage
Net cash provided by (used in) used in operating activities	$50,194	$(1,618)	$51,812	-3202.2%
Net cash provided by (used in) investing activities	39,052	(60,102)	99,154	-165.0%
Net cash used in financing activities	(628)	(14,221)	13,593	-95.6%
Capital expenditures	86,569	68,850	17,719	25.7%

	September 26, 2008	December 28, 2007	Change
			Amount	Percentage
Cash and cash equivalents	$181,518	$97,071	$84,447	87.0%
Working capital*	555,960	508,992	46,968	9.2%
Total debt	1,120,871	1,101,530	19,341	1.8%

*	Working capital is defined as net accounts receivable, plus inventories less accounts payable.

•

The increase in cash and cash equivalents at September 26, 2008 compared to December 28, 2007 resulted primarily from cash generated by operating activities, proceeds from the divestitures of the Auto-Chlor business in February 2008 and the DuBois business in September 2008, and proceeds from short term borrowings. This cash generation was partially offset by capital expenditures and dividends paid.

•

The increase in net cash provided by (used in) operating activities during the nine months ended September 26, 2008 compared to the same period in the prior year was primarily due to an increase in net income during the nine months ended September 26, 2008.

•

The increase in net cash provided by (used in) investing activities during the nine months ended September 26, 2008 compared to the same period in the prior year was primarily due an increase in proceeds from divestitures, mostly related to the divestitures of the Auto-Chlor business in February 2008 and the DuBois business in September 2008. This was partially offset by slightly higher capital expenditures in the first nine months of 2008 as compared to the same period in 2007. Our investments tend to be in dosing and feeder equipment with new and existing customer accounts as well as ongoing expenditures in information technology and manufacturing. We may also make significant cash expenditures in an effort to capitalize on cost savings opportunities.

•

The decrease in cash flow used in financing activities during the nine months ended September 26, 2008 compared to the same period in the prior year was due to an increase in short term borrowings in the current year, as compared to a repayment of short-term borrowings for the same period in the prior year. This increase was partially offset by an increase in dividends paid. During the first quarter of 2008, we paid a $21.7 million dividend to JohnsonDiversey Holdings, Inc. (“Holdings”) that was used to fund the cash interest payment on Holding’s senior discount notes.

•

Working capital increased $47.0 million during the nine months ended September 26, 2008. This included a $10.5 million increase in accounts receivable and a $40.3 million increase in inventories, partially offset by a $3.8 million increase in accounts payable. The increase in accounts receivable is largely the result of net sales growth, driven by significant pricing actions. The increase in inventories is a result of a seasonal build in inventory levels and transitional builds from factory closures to meet customer obligations, the revaluation of inventory from significant inflation experienced throughout 2008, and inventory build from the License Agreement. Current programs are in place to improve receivable and inventory turnover.

Debt and Contractual Obligations. As a result of the DiverseyLever acquisition, we have a significant amount of indebtedness. On May 3, 2002, in connection with the acquisition, we issued senior subordinated notes and entered into a $1.2 billion senior secured credit facility. We used the proceeds from the sale of the senior subordinated notes and initial borrowings under the senior secured credit facilities, together with other available funds, to finance the cash portion of the purchase price for the DiverseyLever business and the related fees and expenses and to refinance then-existing indebtedness.

The senior secured credit facilities were amended and restated in December 2005. The amended facilities, among other things, permit the global restructuring under the November 2005 Plan and modify the financial covenants contained in our previous credit facilities. The amended facilities consist of a revolving loan facility in an aggregate principal amount not to exceed $175 million, including a letter of credit sub-limit of $50 million and a swingline loan sub-limit of $30 million, that matures on December 16, 2010, as well as a term loan facility that matures on December 16, 2011. In addition, the amended facilities include a committed delayed draw term facility of up to $100 million, which was fully drawn on July 14, 2006. The amended facilities also provide for an increase in the revolving credit facility of up to $25 million under specified circumstances. As of September 26, 2008, we had $4.9 million in letters of credit outstanding under the revolving portion of the senior secured credit facilities and therefore had the ability to borrow $170.1 million under those revolving facilities.

As of September 26, 2008, we had total indebtedness of $1.1 billion, consisting of $628.1 million of senior subordinated notes, $434.1 million of borrowings under the senior secured credit facilities, $11.9 million of other long-term borrowings and $46.7 million in short-term credit lines. In addition, we had $190.1 million in operating lease commitments, $2.4 million in capital lease commitments and $4.9 million committed under letters of credit.

We believe that the cash flows from continuing operations, including the effects of divestitures made as part of the November 2005 Plan, together with available cash, borrowings available under our senior secured credit facilities, and the proceeds from our receivables securitization facility will generate sufficient cash flow to meet our liquidity needs for the foreseeable future, including those related to the November 2005 Plan. We do not expect the divestitures of the Polymer Business and other businesses, made as part of the November 2005 Plan and included as part of continuing and discontinuing operations, to significantly affect our future liquidity or our ability to meet our debt service obligations.

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

Our operations are subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in the countries where we conduct business. Sales and expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect product prices and operating costs. Consequently, we engage in hedging activities, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. See Note 12 of the notes to our consolidated financial statements for gains and losses associated with these contracts.

Off-Balance Sheet Arrangements. We and certain of our subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001, as amended, whereby we and each participating subsidiary sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), our wholly owned, consolidated, special purpose, bankruptcy-remote subsidiary. JWPRC was formed for the sole purpose of buying and selling receivables generated by us and certain of our subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to nonconsolidated financial institutions (the “Conduits”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduits) less the applicable reserve. The accounts receivable securitization arrangement is accounted for as a sale under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities–A replacement of FASB Statement No. 125.” As September 26, 2008 and December 28, 2007, the size of our Receivables Facility for securitization was $75 million.

As of September 26, 2008 and December 28, 2007, the Conduits held $39.7 million and $45.2 million, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in our consolidated balance sheets.

As of September 26, 2008 and December 28, 2007, we had a retained interest of $88.0 million and $80.0 million, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value.

For the nine months ended September 26, 2008, JWPRC’s cost of borrowing under the Receivables Facility was at a weighted average rate of 4.50% per annum.

Under the terms of our senior secured credit facilities, we must use any net proceeds from the Receivables Facility first to prepay loans outstanding under the senior secured credit facilities. In addition, the net amount of trade receivables at any time outstanding under this and any other securitization facility that we may enter into may not exceed $200 million in the aggregate.

Contractual Obligations

For the fiscal year ending December 31, 2008, we expect to increase FIN No. 48 liabilities (excluding interest and penalties) by $1.2 million, resulting in total FIN No. 48 liabilities (excluding interest and penalties) of $52.8 million. Total FIN No. 48 liabilities (excluding interest and penalties) for which payments are expected in less than one year are $3.9 million. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to non-current FIN No. 48 liabilities.

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

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For our financial covenant period ended on September 26, 2008, we were in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the senior secured credit facilities.

Capital Expenditures. Capital expenditures are limited under the senior secured credit facilities to $130 million per fiscal year. To the extent that we make capital expenditures of less than the limit in any fiscal year, however, we may carry forward into the subsequent year the difference between the limit and the actual amount we expended, provided that the amounts we carry forward from the previous year will be allocated to capital expenditures in the current fiscal year only after the amount allocated to the current fiscal year is exhausted. As of September 26, 2008, we were in compliance with the limitation on capital expenditures for fiscal year 2008.

Restructuring Charges. The senior secured credit facilities limit the amount of cash payments (i) arising in connection with the November 2005 Plan at any time from fiscal year 2006 through the end of fiscal year 2009 to $355 million in the aggregate and (ii) arising in connection with permitted divestitures at any time from fiscal year 2006 through the end of fiscal year 2008 to $45 million. As of September 26, 2008, we were in compliance with the limitation on spending for restructuring and permitted divestiture-related activities.

In addition, the senior secured credit facilities contain covenants that restrict our ability to declare dividends and to redeem and repurchase capital stock. The senior secured credit facilities also limit our ability to incur additional liens, engage in sale-leaseback transactions and incur additional indebtedness and make investments.

Acquisitions

June 2008

In June 2008, we purchased certain intangible assets relating to a cleaning technology for an aggregate purchase price of $8.0 million. The purchase price includes a $1.0 million non-refundable deposit made in July 2007; $5.0 million paid at closing; and $2.0 million of future payments that are contingent upon, among other things, achieving commercial production. Assets acquired include primarily intangible assets, consisting of trademarks, patents, technological know-how, customer relationships and a non-compete agreement.

In September 2008, having met certain contingent requirements, we paid the sellers $1.0 million.

In conjunction with the acquisition, we entered into a consulting agreement with the sellers, under which we will pay to the sellers $1.0 million in fiscal 2009 and $1.0 million in fiscal 2010, subject to meeting certain conditions.

In addition to the purchase price discussed above, we previously maintained an intangible asset in our consolidated balance sheet in the amount of $4.7 million, representing a payment from us to the sellers in a previous period in exchange for an exclusive distribution license agreement relating to this technology. This distribution agreement was terminated as a result of the acquisition and the value of this asset is considered in the final allocation of purchase price.

At September 26, 2008, our allocation of the purchase price is as follows (000’s):

	Fair Value	Useful Life
Trademarks	$540	Indefinite
Patents	40	18 years
Technological know-how	10,470	20 years
Customer relationships	50	10 years
Non-compete	600	10 years

We expect to allocate any future contingent payments to technological know-how, as paid.

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

The sales agreement was subject to the approval of our Board of Directors and Unilever consent, both of which we considered necessary in order to meet “held for sale” criteria under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, these assets were classified as “held and used” as of December 28, 2007. We obtained approval from our Board of Directors and consent from Unilever in January 2008.

The transaction closed on February 29, 2008, and we recorded an estimated gain of $2.5 million after taxes and related costs during the three months ended March 28, 2008. We recorded some additional one-time costs and refined net assets disposed, reducing the gain by $0.1 million during the three months ended September 26, 2008, resulting in a gain of $1.5 million after taxes and related costs during the nine months ended September 26, 2008. The gain associated with these divestiture activities is included as a component of selling, general and administrative expenses in the consolidated statements of operations. The gain is subject to additional post-closing adjustments including evaluation of potential pension-related settlement charges.

As of the divestiture date, net assets were as follows (000’s):

Inventories	$8,343
Property, plant and equipment, net	11,439
Goodwill	12,745
Other intangibles, net	32,517

Net assets divested	$65,044

Net sales associated with these businesses were approximately $0 million and $15.5 million for the three months ended September 26, 2008 and September 28, 2007, respectively; and $9.9 million and $45.9 million for the nine months ended September 26, 2008 and September 28, 2007, respectively.

Discontinued Operations

DuBois Chemicals

On September 26, 2008, we and JohnsonDiversey Canada, Inc., a wholly-owned subsidiary of our company, sold substantially all of the assets of DuBois to DuBois Chemicals, Inc. and DuBois Chemicals Canada, Inc., subsidiaries of The Riverside Company (collectively, “Riverside”), for approximately $69.7 million, of which, $5.0 million was escrowed subject to meeting fiscal year 2009 performance measures and $1.0 million was escrowed subject to resolution of certain environmental representations by us. The purchase price is also subject to certain post-closing adjustments that are based on net working capital targets. We expect to finalize the performance related adjustments with Riverside during the second quarter of 2010 and all other adjustments during the first quarter of 2009.

DuBois is a North American based manufacturer and marketer of specialty chemicals, control systems and related services primarily for use by industrial manufacturers. DuBois was a non-core asset of our company and a component of the North American business segment. The sale resulted in a gain of approximately $16.9 million ($10.4 million after tax), net of related costs.

The following summarizes the carrying amount of assets and liabilities of DuBois immediately preceding divestiture (000’s):

September 26, 2008
ASSETS
Current assets:
Accounts receivable, less allowance of $72	$13,239
Inventories	7,232
Other current assets	139

Current assets of discontinued operations	$20,610

Non current assets:
Property, plant and equipment, net	$10,985
Goodwill	9,749
Other intangibles, net	9,906

Non current assets of discontinued operations	$30,640

LIABILITIES
Current liabilities:
Accounts payable	$2,803
Accrued expenses	3,765

Current liabilities of discontinued operations	$6,568

Net sales from discontinued operations for the three and nine months ended September 26, 2008 and September 28, 2007 were as follows (000’s):

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net sales [1]	$23,448	$31,121	$72,134	$94,996

[1]

Includes intercompany sales of $2,121 and $8,843 for the three months ended September 26, 2008 and September 28, 2007, respectively; and $7,193 and $29,995 for the nine months ended September 26, 2008 and September 28, 2007, respectively.

Income from discontinued operations for the three and nine months ended September 26, 2008 and September 28, 2007 were comprised of the following (000’s):

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Income from discontinued operations before taxes and gain from sale	$2,126	$2,642	$6,630	$9,276
Taxes on discontinued operations	(493)	(1,057)	(2,171)	(3,710)
Gain on sale of discontinued operations before taxes	16,938	—	16,938	—
Taxes on gain from sale of discontinued operations	(6,547)	—	(6,547)	—

Income from discontinued operations	$12,024	$1,585	$14,850	$5,566

The Asset Purchase Agreement refers to ancillary agreements governing certain relationships between the parties, including a Distribution Agreement and Supply Agreement, each of which is not considered material to our consolidated financial results.

On September 26, 2008, in association with the divestiture of DuBois, Commercial Markets Holdco, Inc. (“Holdco”), which is the parent of our direct parent, JohnsonDiversey Holdings, Inc. (“Holdings”), Marga B.V., a subsidiary of Unilever, and Holdings amended and restated the Amended and Restated Stockholders’ Agreement dated as of January 1, 2008 among the parties (as amended and restated, the “Stockholders’ Agreement”). Holdco and Marga B.V. own 66  2/3% and 33  1/3%, respectively, of the outstanding shares of Holdings. Holdings owns 100% of our outstanding shares except for one share owned by SCJ. The amendment and restatement of the Stockholders’ Agreement adjusted the buyout formula relating to the purchase of Marga B.V.’s shares by Holdings in the amount of $19.1 million, subject to an adjustment based on the performance measures previously mentioned, at the time of Marga B.V.’s exit.

Chemical Methods Associates

On September 30, 2006, in connection with its November 2005 Plan, we sold our equity interest in CMA to Ali SpA, an Italian-based manufacturer of equipment for the food service industry, for $17.0 million. CMA was a non-core asset of our company. In January 2007, we finalized and collected an additional purchase price of $0.3 million related to a working capital adjustment. During the fiscal year ended December 29, 2006, we recorded an estimated gain of $2.3 million ($0.5 million after tax), net of related costs. During the nine months ended September 28, 2007, we finalized the purchase price and recorded additional closing costs, resulting in a reduction to the gain of $0.1 million ($0.1 million after tax). During the fiscal year ended December 28, 2007, we finalized the purchase price and recorded additional closing costs, resulting in a reduction to the gain of $0.3 million ($0.3 million after tax).

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

During the fiscal year ended December 28, 2007, we finalized and paid certain pension related adjustments, adjusted net assets disposed and recorded additional closing costs, reducing the gain by $1.7 million ($0.2 million after tax gain) of which $0.2 million ($0.1 million after tax) and $1.3 million ($0.8 million after tax) was recorded during the three and nine months ended September 28, 2007, respectively. During the three and nine months ended September 26, 2008, we recorded and refined additional closing costs reducing the gain by $0 million ($0.1 million after tax) and $0.2 million ($0.2 million after tax), respectively. Further adjustments are not expected to be significant.

We recorded income from discontinued operations, net of tax, relating to the tolling agreement of $0 million and $0.2 million, during the three months ended September 26, 2008 and September 28, 2007, respectively, and $0.9 million and $1.1 million respectively for the nine months ended September 26, 2008 and September 28, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

As of September 26, 2008, we had $434.1 million of debt outstanding under our senior secured credit facilities. After giving effect to the interest rate swap transactions that we have entered into with respect to some of the borrowings under our credit facilities, $234.1 million of the debt outstanding remained subject to variable rates. In addition, as of September 26, 2008, we had $58.6 million of debt outstanding under foreign lines of credit, all of which were subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. At the above level of variable rate borrowings, we do not anticipate a significant impact on earnings in the event of a reasonable change in interest rates. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of the overall economic activity that could exist in such an environment.

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

Changes in Internal Control Over Financial Reporting. There has not been any change in our internal control over financial reporting during the quarter ended September 26, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

10.1	Level I Employment Agreement between JohnsonDiversey, Inc. and Edward F. Lonergan, dated September 15, 2008 (incorporated by reference to Exhibit 10.1 to JohnsonDiversey, Inc.’s Form 8-K filed with the SEC on September 18, 2008).

10.2	Level I Employment Agreement between JohnsonDiversey, Inc. and Joseph F. Smorada, dated September 15, 2008 (incorporated by reference to Exhibit 10.1 to JohnsonDiversey, Inc.’s Form 8-K filed with the SEC on September 18, 2008).

10.3	Level I Employment Agreement between JohnsonDiversey, Inc. and Scott D. Russell, dated September 15, 2008 (incorporated by reference to Exhibit 10.1 to JohnsonDiversey, Inc.’s Form 8-K filed with the SEC on September 18, 2008).

10.4	Level I Employment Agreement between JohnsonDiversey, Inc. and Pedro Chidichimo, dated September 15, 2008 (incorporated by reference to Exhibit 10.1 to JohnsonDiversey, Inc.’s Form 8-K filed with the SEC on September 18, 2008).

10.5	Amended and Restated Stockholders’ Agreement, dated September 26, 2008 by and among JohnsonDiversey Holding’s Inc., Commercial Markets Holdco, Inc. and Marga B.V.*

10.6	Form of Level I Employment Agreement provided to certain executive officers of JohnsonDiversey, Inc.

10.7	Form of Level II Employment Agreement provided to certain officers of JohnsonDiversey, Inc.

10.8	Form of Level III Employment Agreement provided to certain officers of JohnsonDiversey, Inc.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain information, including schedules and other attachments to this exhibit, were intentionally omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSONDIVERSEY, INC.

Date: November 6, 2008	/s/ Joseph F. Smorada
Joseph F. Smorada, Executive Vice President and Chief Financial Officer

JOHNSONDIVERSEY, INC.

EXHIBIT INDEX

10.1	Level I Employment Agreement between JohnsonDiversey, Inc. and Edward F. Lonergan, dated September 15, 2008 (incorporated by reference to Exhibit 10.1 to JohnsonDiversey, Inc.’s Form 8-K filed with the SEC on September 18, 2008).

10.2	Level I Employment Agreement between JohnsonDiversey, Inc. and Joseph F. Smorada, dated September 15, 2008 (incorporated by reference to Exhibit 10.1 to JohnsonDiversey, Inc.’s Form 8-K filed with the SEC on September 18, 2008).

10.3	Level I Employment Agreement between JohnsonDiversey, Inc. and Scott D. Russell, dated September 15, 2008 (incorporated by reference to Exhibit 10.1 to JohnsonDiversey, Inc.’s Form 8-K filed with the SEC on September 18, 2008).

10.4	Level I Employment Agreement between JohnsonDiversey, Inc. and Pedro Chidichimo, dated September 15, 2008 (incorporated by reference to Exhibit 10.1 to JohnsonDiversey, Inc.’s Form 8-K filed with the SEC on September 18, 2008).

10.5	Amended and Restated Stockholders’ Agreement, dated September 26, 2008 by and among JohnsonDiversey Holding’s Inc., Commercial Markets Holdco, Inc. and Marga B.V.*

10.6	Form of Level I Employment Agreement provided to certain executive officers of JohnsonDiversey, Inc.

10.7	Form of Level II Employment Agreement provided to certain officers of JohnsonDiversey, Inc.

10.8	Form of Level III Employment Agreement provided to certain officers of JohnsonDiversey, Inc.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain information, including schedules and other attachments to this exhibit, were intentionally omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Securities and Exchange Commission upon request.