Form 10-Q
period 2009-10-02
JOHNSONDIVERSEY INC
filed 2009-11-09
CIK 1175757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2009

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

There is no public trading market for the registrant’s common stock. As of November 06, 2009, there were 24,422 outstanding shares of the registrant’s common stock, $1.00 par value.

*	Note: As a voluntary filer not subject to filing requirements, the registrant filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months.

Unless otherwise indicated, references to “JohnsonDiversey,” “the Company,” “we,” “our” and “us” in this quarterly report refer to JohnsonDiversey, Inc. and its consolidated subsidiaries.

As more fully described in Note 20 to our consolidated financial statements, on October 7, 2009, we, JohnsonDiversey Holdings, Inc., our parent company (“Holdings”), and Commercial Markets Holdco, Inc. (“Holdco”) entered into a series of agreements principally designed to recapitalize the Company and Holdings. These agreements, which are described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2009, include: (1) an Investment and Recapitalization Agreement (the “Investment Agreement”) pursuant to which (a) the current common equity ownership interests of Holdings held by Holdco will be reclassified as new shares of class A common stock of Holdings and (b) Holdings will issue shares of its new class A common stock to CDR Jaguar Investor Company, LLC (“CD&R Investor”), a limited liability company owned by a private investment fund managed by Clayton, Dubilier & Rice, Inc. (“CD&R”), and CDR F&F Jaguar Investor, LLC, an affiliate of CD&R Investor (together with CD&R Investor, the “CD&R Investor Parties”) and to SNW Co., Inc. (“SNW”), a wholly owned subsidiary of S.C. Johnson & Son, Inc. (“SCJ”), for cash consideration of $477 million and $9.9 million, respectively; and (2) a Redemption Agreement pursuant to which Holdings or an affiliate will purchase all of the common equity ownership interests of Holdings currently held by parties affiliated with Unilever N.V. (“Unilever”) in exchange for (a) $158 million in cash, (b) the settlement of certain amounts owing by Unilever to us and Holdings and owing to Unilever by Holdings and Holdco, (c) a promissory note from Holdings in the initial aggregate principal amount of $250 million, and (d) a warrant (the “Warrant”) to purchase shares of Holdings’ new class A common stock.

The Redemption Agreement also provides that, effective as of closing of the transactions contemplated by the Investment Agreement and the Redemption Agreement (the “Closing”), the rights and obligations of Holdings, Marga and their respective affiliates under (a) the Purchase Agreement, dated as of November 20, 2001 (as amended, the “Purchase Agreement”), by and among Holdings, the Company and an affiliate of Unilever, other than certain tax and environmental indemnification rights and obligations, will be terminated, (b) the Amended and Restated Stockholders’ Agreement, dated as of December 19, 2008 (the “Current Stockholders Agreement”), by and among Holdings, Holdco and an affiliate of Unilever, including Unilever’s put rights discussed in Note 17 to our consolidated financial statements but excluding certain confidentiality obligations, will be terminated, and (c) certain provisions of the Umbrella Agreement in Respect of Professional Products, dated as of October 11, 2007 (the “Umbrella Agreement”), by and among Unilever, an affiliate of Unilever and the Company, relating to the settlement of certain working capital payables will be deemed satisfied and terminated.

At the Closing, Holdings’ ownership, assuming the exercise of the Warrant, will be as follows: Holdco, 49.1%; the CD&R Investor Parties, 45.9%; SNW, 1.0%; and Unilever, 4.0%. Among other conditions, the Closing is subject to the successful refinancing of the outstanding debt of Holdings and its subsidiaries, including us, on terms acceptable to each of CD&R Investor, Holdco and Holdings. We refer to the transactions contemplated by the preceding agreements and certain ancillary agreements as the “Transactions.”

In addition to various agreements among the parties, which are intended to direct governance and other rights, the Company expects to enter into the following agreements at Closing: (1) a consulting agreement between Holdings, the Company and CD&R, pursuant to which CD&R will provide certain management, consulting, advisory, monitoring and financial services to the Company and its subsidiaries; and (2) amended commercial agreements between the Company and SCJ, relating to, among other things, a facility lease, brand licensing, supply arrangements and administrative services.

The Closing is subject to certain conditions, including the following: the redemption of the Unilever equity interests, completion of certain debt refinancing of Holdings and its subsidiaries, the receipt by the Board of Directors of Holdings of an opinion relating to the solvency of Holdings and all of its subsidiaries on a consolidated basis immediately after Closing, the absence of a material adverse effect with respect to Holdings and its subsidiaries since July 3, 2009, the payment of a $25 million deal fee to Clayton, Dubilier & Rice Holdings, L.P. (or its designee), and other customary closing conditions, including the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (with respect to which early termination has been granted) and the European Commission Merger Regulation.

In connection with the closing of the Transactions, we intend to rename our company “Diversey, Inc.”

Forward-Looking Statements

We make statements in this Quarterly Report on Form 10–Q that are not historical facts. These “forward-looking statements” can be identified by the use of terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	our ability to execute our business strategies;

•	our ability to fully realize the anticipated benefits of the Transactions;

•	our ability and the ability of Holdings to successfully refinance our respective debt, which is a condition to consummating the Transactions;

•	our substantial indebtedness and our ability to operate in accordance with the terms and conditions of the agreements governing the new indebtedness incurred pursuant to the Transactions;

•	our ability to obtain regulatory approvals and clearances needed to complete the Transactions, and any delays in obtaining such regulatory approvals and clearances;

i

•	potential conflicts of interest that any of our indirect principal shareholders may have with us in the future;

•	successful operation of outsourced functions, including information technology and certain financial shared services;

•	the vitality of the institutional and industrial cleaning and sanitation market and conditions affecting the industry, including health-related, political, global economic and weather-related;

•	restraints on pricing flexibility due to competitive conditions in the professional market;

•	the loss or insolvency of a significant supplier or customer, or the inability of a significant supplier or customer to fulfill their obligations to us;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets and system of internal control;

•	our ability and the ability of our competitors to maintain service levels, retain and attract customers, and introduce new products and technical innovations;

•	energy costs, the costs of raw materials and other operating expenses;

•	general global economic, political and regulatory conditions, interest rates, exposure to foreign currency risks and financial market volatility;

•	our ability to maintain our relationships and commercial arrangements with our key affiliates;

•	the loss of, or changes in, executive management or other key personnel and other disruptions in operations or increased labor costs;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	tax, fiscal, governmental and other regulatory policies;

•	adverse or unfavorable publicity regarding us or our services;

•	natural and manmade disasters, including acts of terrorism, hostilities, war, and other such events that cause business interruptions or affect our markets;

•	our ability to sustain our brand equity subsequent to our name change to “Diversey, Inc.”

•	the costs and effect of a relocation of our primary U.S. manufacturing facility;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	our ability to successfully execute and complete our restructuring program, including workforce reduction, achievement of cost savings, as well as plant closures and disposition of assets; and

•	other factors listed from time to time in reports that we file with the Securities and Exchange Commission (“SEC”).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHNSONDIVERSEY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	October 2, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$128,645	$107,818
Restricted cash	22,079	49,463
Accounts receivable, less allowance of $23,481 and $20,487, respectively	549,294	553,170
Accounts receivable – related parties	106,960	17,920
Inventories	274,021	255,330
Deferred income taxes	36,584	29,114
Other current assets	173,113	136,062
Current assets of discontinued operations	115	1,746

Total current assets	1,290,811	1,150,623
Property, plant and equipment, net	409,420	412,022
Capitalized software, net	47,651	43,864
Goodwill	1,258,606	1,208,686
Other intangibles, net	226,483	231,590
Long-term receivables – related parties	—	79,808
Other assets	97,170	64,918
Noncurrent assets of discontinued operations	2,756	5,681

Total assets	$3,332,897	$3,197,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$38,538	$26,448
Current portion of long-term debt	17,144	19,805
Accounts payable	325,422	359,036
Accounts payable – related parties	66,958	28,491
Accrued expenses	477,690	454,828
Current liabilities of discontinued operations	4,390	3,746

Total current liabilities	930,142	892,354
Pension and other post-retirement benefits	282,441	294,086
Long-term borrowings	1,043,662	1,035,573
Long-term payables – related parties	—	28,870
Deferred income taxes	113,158	86,489
Other liabilities	143,126	139,127
Noncurrent liabilities of discontinued operations	5,768	6,197

Total liabilities	2,518,297	2,482,696
Commitments and contingencies
Stockholders’ equity:
Common stock – $1.00 par value; 200,000 shares authorized; 24,422 shares issued and outstanding	24	24
Class A 8% cumulative preferred stock – $100.00 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Class B 8% cumulative preferred stock – $100.00 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Capital in excess of par value	744,259	744,098
Retained deficit	(117,532)	(138,372)
Accumulated other comprehensive income	187,849	108,746

Total stockholders’ equity	814,600	714,496

Total liabilities and stockholders’ equity	$3,332,897	$3,197,192

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
	(unaudited)		(unaudited)
Net sales:
Net product and service sales	$808,231	$846,696	$2,293,332	$2,495,035
Sales agency fee income	7,206	9,804	19,271	28,376

	815,437	856,500	2,312,603	2,523,411
Cost of sales	463,015	513,760	1,364,905	1,496,279

Gross profit	352,422	342,740	947,698	1,027,132
Selling, general and administrative expenses	251,925	262,886	732,767	818,071
Research and development expenses	15,598	15,698	46,591	50,885
Restructuring expenses	919	2,244	8,162	13,484

Operating profit	83,980	61,912	160,178	144,692
Other (income) expense:
Interest expense	22,764	26,695	70,058	79,335
Interest income	(1,242)	(2,070)	(3,760)	(5,983)
Other (income) expense, net	(765)	2,325	(4,316)	678

Income from continuing operations before income taxes	63,223	34,962	98,196	70,662
Income tax provision	23,370	23,766	54,822	61,141

Income from continuing operations	39,853	11,196	43,374	9,521
Income (loss) from discontinued operations, net of income taxes of ($196), $7,216, ($312) and $9,480	540	12,000	(857)	15,548

Net income	$40,393	$23,196	$42,517	$25,069

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended
	October 2, 2009	September 26, 2008
	(unaudited)
Cash flows from operating activities:
Net income	$42,517	$25,069
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	67,658	79,832
Amortization of intangibles	14,361	18,796
Amortization of debt issuance costs	3,502	3,743
Interest accrued on long-term receivables – related parties	(2,138)	(2,021)
Deferred income taxes	14,693	34,929
(Gain) loss on disposal of discontinued operations	713	(10,210)
(Gain) loss from divestitures	19	(1,499)
(Gain) loss on property, plant and equipment disposals	173	(73)
Compensation costs associated with a former long-term incentive plan	161	300
Other	948	11,497
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Accounts receivable securitization	39,610	(14,200)
Accounts receivable	(28,590)	(19,896)
Inventories	(5,939)	(50,102)
Other current assets	(24,663)	(14,431)
Accounts payable and accrued expenses	12,359	(5,502)
Other assets	(31,214)	2,645
Other liabilities	(2,434)	(8,683)

Net cash provided by operating activities	101,736	50,194
Cash flows from investing activities:
Capital expenditures	(43,397)	(69,968)
Expenditures for capitalized computer software	(15,591)	(16,601)
Proceeds from property, plant and equipment disposals	7,681	3,380
Acquisitions of businesses and other intangibles	(1,612)	(6,321)
Net proceeds from (costs of) divestiture of businesses	(1,044)	128,562

Net cash provided by (used in) investing activities	(53,963)	39,052
Cash flows from financing activities:
Proceeds from short-term borrowings, net	8,999	27,872
Repayments of long-term borrowings	(6,958)	(6,701)
Payment of debt issuance costs	(2,261)	(123)
Dividends paid	(22,043)	(21,676)

Net cash used in financing activities	(22,263)	(628)
Effect of exchange rate changes on cash and cash equivalents	(4,683)	(4,171)

Change in cash and cash equivalents	20,827	84,447
Beginning balance	107,818	97,071

Ending balance [1]	$128,645	$181,518

Supplemental cash flows information
Cash paid during the period:
Interest	$48,560	$54,829
Income taxes	22,644	29,466

Non-cash financing activities:
Contribution from JohnsonDiversey Holdings, Inc. associated with a former long-term incentive plan	$161	$300

1 Includes cash and cash equivalents for discontinued operations of $682 at September 26, 2008.

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2009

(Unaudited)

1. Description of the Company

We are a leading global provider of commercial cleaning, sanitation and hygiene products, services and solutions for food safety and service, food and beverage plant operations, floor care, housekeeping and room care, laundry and hand care. In addition, we offer a wide range of value-added services, including food safety and application training and consulting, and auditing of hygiene and water management. We serve institutional and industrial end-users such as food service providers, lodging establishments, food and beverage processing plants, building service contractors, building managers and property owners, retail outlets, schools and health-care facilities in more than 175 countries worldwide.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial position of the Company as of October 2, 2009 and its results of operations for the three and nine months ended October 2, 2009 and cash flows for the nine months ended October 2, 2009 have been included. The results of operations for the three and nine months ended October 2, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009. It is recommended that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008. The Company evaluated subsequent events through November 9, 2009, the date of issuance of the financial statements.

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

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2009

(Unaudited)

3. Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended October 2, 2009, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2008, that are of significance, or potential significance, to us.

FASB Accounting Standards CodificationTM

The Financial Accounting Standards Board (FASB) established the FASB Accounting Standards CodificationTM (“ASC” or “Codification”) on July 1, 2009, as the single source of authoritative non-governmental U.S. GAAP, superseding various existing authoritative accounting pronouncements. The ASC eliminates the U.S. GAAP hierarchy contained in pre-codification standards and establishes one level of authoritative U.S. GAAP. All other literature is considered non-authoritative. With the establishment of the ASC, future accounting guidance will come in the form of updates to the Codification; the FASB will no longer be issuing new FASB Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. The ASC does not change U.S. GAAP; it reorganized the numbering system applied to the way we reference U.S. GAAP. This use of the ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the ASC during this quarter. There was no change to our consolidated financial statements due to the implementation of the ASC other than in the way we reference U.S. GAAP in our notes to the financial statements. The accounting standards described below conform to the new codification.

Revenue Recognition (ASC Topic 605)

In October 2009, the FASB issued an update on its standard on Multiple-Deliverable Revenue Arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, specifically: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. It also eliminates the residual method of allocation and requires that consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. This ASC update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the effect that this standard may have on its financial statements.

Fair Value Measurements (ASC Topic 820)

General: In September 2006, the FASB issued a new standard on fair value measurements which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures of fair value measurements. We adopted this new guidance for financial assets and liabilities at the beginning of fiscal year 2008 and for non-financial assets and liabilities at the beginning of fiscal year 2009, and it did not have a material impact on our consolidated financial statements. See Note 15 to our consolidated financial statements for additional information.

Determination of fair values in inactive markets: In April 2009, the FASB issued additional guidance on the determination of fair values when there is no active market or where the price inputs represent distressed sales. It reaffirms that the objective of fair value measurement is to reflect an asset’s sale price in an orderly transaction at the date of the financial statements. We adopted the new guidance at the beginning of the second quarter of 2009, and it did not have a material impact on our consolidated financial statements. See Note 15 to our consolidated financial statements for additional information.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2009

(Unaudited)

Interim disclosures about fair value of financial instruments: Also in April 2009, the FASB required an entity to provide disclosures about fair value of financial instruments in interim financial information. The guidance enhances consistency in financial reporting by increasing the frequency of fair value disclosures. We adopted the new guidance in the second quarter of 2009. See Note 15 to our consolidated financial statements for additional information.

Measuring Liabilities at Fair Value: In August 2009, the FASB clarified that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. We adopted this standard during this quarter, and it had no impact to our consolidated financial statements.

Transfers of Financial Assets (ASC Topic 860)

In June 2009, the FASB eliminated the concept of a “qualifying special-purpose entity” and changed the requirements for derecognizing financial assets. As a result of this amendment to GAAP, many types of transferred financial assets that previously qualified for derecognition in the balance sheet will no longer qualify. We are currently evaluating the impact of this new standard, which is effective for us at the beginning of fiscal year 2010, on our consolidated financial statements.

Variable Interest Entities (“VIEs”) (ASC Topic 860)

In June 2009, the FASB amended the evaluation criteria used to identify the primary beneficiary of a VIE, potentially changing significantly the decision on whether or not a VIE should be consolidated. This statement requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Additionally, the new standard requires ongoing reassessments of whether an enterprise is the primary beneficiary. We are currently evaluating the impact of this new standard, which will be effective for us at the beginning of fiscal year 2010, on our consolidated financial statements.

Subsequent Events (ASC Topic 855)

In May 2009, the FASB established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. As a result of this new standard, and as a public reporting company, we evaluate subsequent events through the date the financial statements are issued.

Employers’ Disclosures about Postretirement Benefit Plan Assets (ASC Topic 715)

In December 2008, the FASB issued new guidance to require additional disclosures about assets held in an employer’s pension and other postretirement benefit plans. This guidance is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the effects that this guidance may have on its financial statements.

Determination of the Useful Life of Intangible Assets (ASC Topic 350)

In April 2008, the FASB issued new guidance on the determination of the useful life of intangible assets to amend the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value by allowing an entity to consider its own historical experience in renewing or extending the useful life of a recognized intangible asset. The adoption of this new standard, which was effective for us at the beginning of 2009, did not have any impact on the Company’s financial statements.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2009

(Unaudited)

Disclosures about Derivative Instruments and Hedging Activities (ASC Topic 815)

In March 2008, the FASB required companies to provide enhanced disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. This statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements, how derivatives and related hedges are accounted for under the previous accounting standard and how the hedges affect the entity’s financial condition, results of operations and cash flows. We adopted this new standard at the beginning of fiscal year 2009 and the disclosure requirements are presented in Note 14 to the consolidated financial statements.

Business Combinations (ASC Topic 805)

General: In December 2007, the FASB issued a new accounting statement on Business Combinations which retains the underlying concepts of the previous standard in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but the new standard changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. This new standard is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, which for us is the fiscal year 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The adoption of this new standard in 2009 did not have any impact on our consolidated financial statements.

Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies: In April 2009, the FASB issued an amendment to (1) require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated; (2) eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date, and instead, for unrecognized contingencies, require that entities include appropriate disclosures in the business combination footnote; and (3) require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the first annual reporting period beginning after December 15, 2008, which for the Company is fiscal year 2009. The adoption of this guidance did not have any impact on our consolidated financial statements.

Non-controlling Interests (ASC Topic 810)

In December 2007, the FASB issued a new standard that requires the recognition of non-controlling interests in the equity of a consolidated subsidiary within the equity section of the balance sheet, but separate from the parent’s equity. It also provides revised guidance on the treatment of net income and losses attributable to the non-controlling interest and changes in ownership interests in a subsidiary, and requires additional disclosures that identify and distinguish between the interests of the controlling and non-controlling owners. This guidance, which we adopted in fiscal year 2009, did not have any impact on our consolidated financial statements.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2009

(Unaudited)

4. Master Sales Agency Terminations and Umbrella Agreement

In connection with the May 2002 acquisition of the DiverseyLever business, the Company entered into a sales agency agreement (the “Prior Agency Agreement”) with Unilever, whereby the Company acts as an exclusive sales agent in the sale of Unilever’s consumer branded products to various institutional and industrial end-users. At the time of the DiverseyLever acquisition, the Company assigned an intangible value to the Prior Agency Agreement of $13,000.

An agency fee is paid by Unilever to the Company in exchange for its sales agency services. An additional fee is payable by Unilever to the Company in the event that conditions for full or partial termination of the Prior Agency Agreement are met. The Company elected, and Unilever agreed, to partially terminate the Prior Agency Agreement in several territories resulting in payment by Unilever to the Company of additional fees. In association with the partial terminations, the Company recognized sales agency fee income of $164 and $180 during the three months ended October 2, 2009 and September 26, 2008, respectively; and $470 and $587 during the nine months ended October 2, 2009 and September 26, 2008, respectively.

In October 2007, the Company and Unilever agreed on an Umbrella Agreement (the “Umbrella Agreement”), to replace the Prior Agency Agreement, which includes; i) a new agency agreement with terms similar to the Prior Agency Agreement, covering Ireland, the United Kingdom, Portugal and Brazil (the “New Agency Agreement”), and ii) a master sub-license agreement (the “License Agreement”) under which Unilever has agreed to grant 31 of the Company’s subsidiaries a license to produce and sell professional size packs of Unilever’s consumer branded cleaning products. The entities covered by the License Agreement will also enter into agreements with Unilever to distribute Unilever’s consumer branded products. Except for some transitional arrangements in certain countries, the Umbrella Agreement became effective January 1, 2008, and, unless otherwise terminated or extended, will expire on December 31, 2017.

Under the License Agreement, the Company recorded net product and service sales of $35,671 and $39,447 during the three months ended October 2, 2009 and September 26, 2008, respectively; and $99,905 and $114,535 during the nine months ended October 2, 2009 and September 26, 2008, respectively.

5. Acquisitions

In June 2008, the Company purchased certain intangible assets relating to a cleaning technology for an aggregate purchase price of $8,020. The purchase price includes a $1,000 non-refundable deposit made in July 2007; $5,020 paid at closing; and $2,000 of future payments that are contingent upon, among other things, achieving commercial production. Assets acquired include primarily intangible assets, consisting of trademarks, patents, technological know-how, customer relationships and a non-compete agreement. The Company paid the sellers, having met certain contingent requirements, $1,000 in both September 2008 and December 2008.

In conjunction with the acquisition, the Company and the sellers entered into a consulting agreement, under which the Company is required to pay to the sellers $1,000 in fiscal 2009 and $1,000 in fiscal 2010, subject to certain conditions. The Company paid the sellers $500 in both January 2009 and July 2009, as the sellers met certain contingent requirements.

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

The sales agreement was subject to the approval of the Company’s Board of Directors and Unilever consent, both of which the Company considered necessary in order to meet the “held for sale” criteria. Accordingly, these assets were classified as “held and used” as of December 28, 2007. The Company obtained approval from its Board of Directors and consent from Unilever in January 2008.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2009

(Unaudited)

The transaction closed on February 29, 2008, resulting in a net book gain of approximately $1,292 after taxes and related costs, of which $1,509 was recorded in the nine months ended September 26, 2008, including adjustments for additional one-time costs and refinement of net assets disposed reducing the gain by $50 during the three months ended September 26, 2008. The gain associated with these divestiture activities is included as a component of selling, general and administrative expenses in the consolidated statements of operations. In fiscal year 2009, the Company recorded adjustments to closing costs and pension-related settlement charges, reducing the gain by $106 and $19 during the three and nine months ended October 2, 2009, respectively. The gain is subject to additional post-closing adjustments relating to potential pension-related settlement charges.

Net sales associated with these businesses were approximately $0 and $9,882 for the three and nine months ended September 26, 2008, respectively.

7. Discontinued Operations

DuBois Chemicals

On September 26, 2008, the Company and JohnsonDiversey Canada, Inc., a wholly-owned subsidiary of the Company, sold substantially all of the assets of DuBois Chemicals (“DuBois”) to DuBois Chemicals, Inc. and DuBois Chemicals Canada, Inc., subsidiaries of The Riverside Company (collectively, “Riverside”), for approximately $69,700, of which, $5,000 was escrowed subject to meeting certain fiscal year 2009 performance measures and $1,000 was escrowed subject to resolution of certain environmental representations by the Company. The purchase price was also subject to certain post-closing adjustments that were based on net working capital targets. Finalization of this adjustment in the first quarter of 2009 did not require any purchase price adjustment. In July of 2009, the Company met certain environmental representations and Riverside released the $1,000 escrow to the Company. The Company and Riverside are expected to finalize the performance related adjustments during the second quarter of 2010.

DuBois is a North American based manufacturer and marketer of specialty chemicals, control systems and related services primarily for use by industrial manufacturers. DuBois was a non-core asset of the Company and a component of the North American business segment. The sale resulted in a gain of approximately $14,774 ($10,696 after tax) being recorded in the fiscal year ended December 31, 2008, net of related costs. The Company reduced the gain by $122 ($37 after tax income) and $827 ($551 after tax) of additional one-time costs, pension-related settlement charges partially offset by proceeds from the environmental escrow, for the three and nine months ended October 2, 2009, respectively. The gain is subject to additional post-closing adjustments including additional potential pension-related settlement charges.

Net sales from discontinued operations relating to DuBois were $23,448 and $72,134 (including $2,121 and $7,193 of intercompany sales) for the three and nine month periods ended September 26, 2008.

Income from discontinued operations for the three and nine months ended October 2, 2009 and September 26, 2008, were comprised of the following:

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Income from discontinued operations before taxes and gain from sale	$—	$2,126	$—	$6,630
Taxes on discontinued operations	—	(493)	—	(2,171)
Gain (loss) on sale of discontinued operations before taxes	(122)	16,938	(827)	16,938
Taxes on gain (loss) from sale of discontinued operations	159	(6,547)	276	(6,547)

Income (loss) from discontinued operations	$37	$12,024	$(551)	$14,850

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2009

(Unaudited)

Polymer Business

On June 30, 2006, Johnson Polymer, LLC (“JP”) and JohnsonDiversey Holdings II B.V. (“Holdings II”), an indirectly owned subsidiary of the Company, completed the sale of substantially all of the assets of JP, certain of the equity interests in, or assets of certain JP subsidiaries and all of the equity interests owned by Holdings II in Johnson Polymer B.V. (collectively, the “Polymer Business”) to BASF Aktiengesellschaft (“BASF”) for approximately $470,000 plus an additional $8,119 in connection with the parties' estimate of purchase price adjustments that are based upon the closing net asset value of the Polymer Business. Further, BASF paid the Company $1,500 for the option to extend the tolling agreement by up to six months. In December 2006, the Company and BASF finalized purchase price adjustments related to the net asset value and the Company received an additional $4,062. The Polymer Business developed, manufactured and sold specialty polymers for use in the industrial print and packaging industry, industrial paint and coatings industry and industrial plastics industry. The Polymer Business was a non-core asset of the Company and had been reported as a separate business segment. During the fiscal year ended December 29, 2006, the Company recorded an estimated gain of $352,907 ($235,906 after tax), net of related costs.

During the fiscal year ended December 28, 2007, the Company finalized and paid certain pension related adjustments, adjusted net assets disposed and recorded additional closing costs, reducing the gain by $1,742 ($216 after tax gain). During the fiscal year ended December 31, 2008, the Company recorded and refined additional closing costs, reducing the gain by $192 ($226 after tax loss) of which the Company had recorded a reduced gain of $14 ($60 after tax) and $186 ($225 after tax), respectively, in the three and nine months ended September 26, 2008. During the three and nine months ended October 2, 2009, the Company recorded and refined additional closing costs and pension-related settlement charges reducing the gain by $182 ($145 after tax) and $198 ($162 after tax), respectively. Further adjustments are not expected to be significant.

The Company recorded income (loss) from discontinued operations, net of tax, relating to the tolling agreement of $648 and $36, during the three months ended October 2, 2009 and September 26, 2008, respectively, and ($144) and $923, respectively for the nine months ended October 2, 2009 and September 26, 2008.

8. Accounts Receivable Securitization

JWPR Corporation

The Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001, as amended, whereby they sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), a wholly-owned, consolidated, special purpose, bankruptcy-remote subsidiary of the Company. JWPRC was formed for the sole purpose of buying and selling receivables generated by the Company and certain of its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to nonconsolidated financial institutions (the “Conduits”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduits) less the applicable reserve.

In July 2009, the Company amended the Receivables Facility to allow for the repurchase of receivables relating to the Company’s subsidiary in the United Kingdom and extend the maturity of the program through July 14, 2010. The total potential for securitization of trade receivables under the Receivables Facility was $75,000 at December 31, 2008. The July 2009 amendment reduced the total potential for securitization under the Receivables Facility from $75,000 to $50,000.

As of October 2, 2009 and December 31, 2008, the Conduits held $29,500 and $43,700, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheet.

As of October 2, 2009 and December 31, 2008, the Company had a retained interest of $45,978 and $74,712, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheet at estimated fair value.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2009

(Unaudited)

JDER Limited

On September 8, 2009, certain subsidiaries of the Company entered into agreements (the “European Receivables Facility”) to sell, on a continuous basis, certain trade receivables originated in the United Kingdom, France and Spain to JDER Limited (“JDER”), a wholly-owned, consolidated, special purpose, bankruptcy-remote subsidiary of the Company. JDER was formed for the sole purpose of buying and selling receivables originated by subsidiaries subject to the European Receivables Facility. JDER will sell an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “European Conduit”) for an amount equal to the value of the eligible receivables less the applicable reserve. The total amount available for securitization of trade receivables under the European Receivables Facility is €50 million. The maturity date of the European Receivables Facility is September 8, 2012.

As of October 2, 2009, the European Conduit held $53,810 of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheet.

As of October 2, 2009, the Company had a retained interest of $77,114 in the receivables of JDER. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheet at estimated fair value.

9. Income Taxes

For the fiscal year ending December 31, 2009, before considering the impact of the Transactions discussed in Note 20, the Company is projecting an effective income tax rate on pre-tax income from continuing operations of approximately 65%. The projected effective income tax rate for the fiscal year exceeds the statutory income tax rate primarily as a result of increased valuation allowances against net deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

The Company reported an effective income tax rate of 37.0% and 55.8% on pre-tax income from continuing operations for the three and nine month periods ended October 2, 2009, respectively. When compared to the estimated annual effective income tax rate, the effective income tax rate on the pre-tax income for the three and nine month periods ended October 2, 2009 are lower primarily due to actual pacing of pre-tax income (loss) and income tax expense (benefit) in certain key jurisdictions. For example, the pre-tax income from continuing operations for the three and nine month periods ended October 2, 2009 includes a relatively low proportion of the projected annual U.S. pre-tax loss from continuing operations, for which no income tax benefit is claimed due to the U.S. valuation allowance.

The change in the equity ownership of Holdings (see Note 20) could result in the reduction of, or restrictions on the usage of, certain income tax attributes, including net operating loss carryforwards, of Holdings and subsidiaries.

10. Inventories

The components of inventories are summarized as follows:

	October 2, 2009	December 31, 2008
Raw materials and containers	$59,583	$57,832
Finished goods	214,438	197,498

Total inventories	$274,021	$255,330

Inventories are stated in the consolidated balance sheets net of allowance for excess and obsolete inventory of $23,750 and $22,726 on October 2, 2009 and December 31, 2008, respectively.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2009

(Unaudited)

11. Restructuring Liabilities

November 2005 Restructuring Program

On November 7, 2005, the Company announced a restructuring program (“November 2005 Plan”), the execution of which is expected to be completed in the first half of 2010, with the associated reserves expected to be substantially paid out by the end of the fiscal year, mostly through our restricted cash balance. The November 2005 Plan has included redesigning the Company’s organizational structure, the closure of a number of manufacturing and other facilities, outsourcing the majority of information technology support worldwide, outsourcing certain financial services in Western Europe and a workforce reduction of approximately 15%. In addition to the divestitures that the Company has completed, which most notably included the divestiture of the Polymer Business and DuBois (see Note 7), the Company is also considering the potential divestiture of, or exit from, certain other non-core or underperforming businesses.

In connection with the November 2005 Plan, the Company recognized liabilities of $750 for the involuntary termination of 18 employees during the three months ended October 2, 2009, most of which are associated with the European business segment. During the nine months ended October 2, 2009, the Company recognized liabilities of $7,905 for the involuntary termination of 189 employees, most of which are associated with the European business segment. The Company also recorded $169 and $257 of other restructuring costs during the three and nine months ended October 2, 2009, respectively.

In addition, and in connection with the November 2005 Plan, the Company recognized liabilities of $2,244 for the involuntary termination of 57 employees during the three months ended September 26, 2008, most of which were associated with the European and North American business segments. During the nine months ended September 26, 2008, the Company recognized liabilities of $13,445 for the involuntary termination of 219 employees, most of which were associated with the European and Japanese business segments. The Company also recorded $0 and $39 of other restructuring costs during the three and nine months ended September 26, 2008, respectively.

The activities associated with the November 2005 Plan for the three and nine months ended October 2, 2009 were as follows:

	Employee- Related	Other	Total
Liability balances as of December 31, 2008	$58,735 [1]	$1,335 [1]	$60,070
Liability recorded as restructuring expense	707	—	707
Cash paid [2]	(10,362)	(39)	(10,401)

Liability balances as of April 3, 2009	$49,080	$1,296	$50,376

Liability recorded as restructuring expense, net	6,448	88	6,536
Cash paid [3]	(11,486)	(43)	(11,529)

Liability balances as of July 3, 2009	$44,042	$1,341	$45,383

Liability recorded as restructuring expense, net	750	169	919
Cash paid [4]	(15,390)	(12)	(15,402)

Liability balances as of October 2, 2009	$29,402	$1,498	$30,900

[1]	Includes a $1,614 reclassification not affecting the total.
[2]	Cash paid is increased by $168 due to the effects of foreign exchange.
[3]	Cash paid is increased by $208 due to the effects of foreign exchange.
[4]	Cash paid is increased by $178 due to the effects of foreign exchange.

In connection with the November 2005 Plan, the Company recorded long-lived asset impairment charges of ($10) and $546 for the three and nine months ended October 2, 2009, respectively. In addition, and in connection with the November 2005 Plan, the Company recorded long-lived asset impairment charges of $242 and $6,265 for the three and nine months ended September 26, 2008, respectively. The impairment charges are included in selling, general and administrative costs.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2009

(Unaudited)

Total plan-to-date expense, net associated with the November 2005 Plan, by reporting segment is summarized as follows:

	Total Plan	Three Months Ended		Nine Months Ended
	To-Date	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
North America	$34,373	$(517)	$421	$278	$2,374
Europe	129,623	764	1,512	5,604	4,944
Japan	13,433	325	50	1,755	5,770
Latin America	5,759	(94)	474	130	1,009
Asia Pacific	2,313	195	(24)	569	372
Other	26,413	246	(189)	(174)	(985)

	$211,914	$919	$2,244	$8,162	$13,484

In December 2008, the Company transferred $49,463 to irrevocable trusts for the settlement of certain obligations associated with the November 2005 Restructuring Plan, a majority of which it expects to utilize during fiscal year 2009. The Company classified the trust balances as restricted cash on its October 2, 2009 and December 31, 2008 consolidated balance sheets.

12. Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of operations are as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Foreign currency translation (gain) loss	$(6,833)	$15,643	$(15,301)	$6,701
Forward contracts (gain) loss	6,328	(13,334)	11,172	(6,394)
Other, net	(260)	16	(187)	371

	$(765)	$2,325	$(4,316)	$678

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2009

(Unaudited)

13. Defined Benefit Plans and Other Post-Employment Benefit Plans

The components of net periodic benefit costs for the Company’s defined benefit pension plans and other post-employment benefit plans for the three and nine months ended October 2, 2009 and September 26, 2008 are as follows:

	Defined Pension Benefits
	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Service cost	$3,644	$6,586	$10,432	$20,066
Interest cost	8,965	10,011	25,959	30,433
Expected return on plan assets	(8,763)	(11,147)	(25,373)	(33,867)
Amortization of net loss	2,258	951	6,592	3,009
Amortization of transition obligation	60	61	172	187
Amortization of prior service credit	(234)	(232)	(672)	(702)
Curtailments, settlements and special termination benefits	5,144	504	6,325	3,081

Net periodic pension cost	$11,074	$6,734	$23,435	$22,207

	Other Post-Employment Benefits
	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Service cost	$431	$513	$1,290	$1,541
Interest cost	1,264	1,292	3,786	3,880
Amortization of net loss	18	62	60	187
Amortization of prior service credit	(50)	(45)	(151)	(136)
Curtailments and settlements	—	106	—	150

Net periodic benefit cost	$1,663	$1,928	$4,985	$5,622

The Company made contributions to its defined benefit pension plans of $8,900 and $11,066 during the three months ended October 2, 2009 and September 26, 2008, respectively; and $34,659 and $32,075 during the nine months ended October 2, 2009 and September 26, 2008, respectively.

In September 2009, the Company recognized a settlement of defined benefits to former U.S. employees resulting in a related loss of $3,612. The Company recorded $1,741 of this loss as a component of discontinued operations, and $1,871 in selling, general and administrative expenses in the consolidated statement of operations.

In September 2009, in association with restructuring activities, the Company recognized special termination losses of $1,006 related to SERA pension benefits in the United Kingdom. The Company recorded this loss in selling, general and administrative expenses in the consolidated statement of operations.

In June 2009, the Company recognized a curtailment and settlement of defined benefits to former Japan employees, resulting in a related loss of $1,181. In September 2009, the Company recognized an additional loss of $526. The Company recorded these losses in selling, general and administrative expenses in the consolidated statement of operations.

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

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2009

(Unaudited)

In June 2008, the Company recognized a settlement of defined benefits to former Japan employees, resulting in a related loss of $2,535. In September 2008, the Company recognized an additional loss of $251. The Company recorded these losses in selling, general and administrative expenses in the consolidated statement of operations.

14. Financial Instruments

The Company sells its products in more than 175 countries and approximately 83% of the Company's net sales are generated outside the United States. The Company's activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. These financial risks are monitored and managed by the Company as an integral part of its overall risk management program.

The Company maintains a foreign currency risk management strategy that uses derivative instruments (foreign currency forward contracts) to protect its interests from fluctuations in earnings and cash flows caused by the volatility in currency exchange rates. Movements in foreign currency exchange rates pose a risk to the Company's operations and competitive position, since exchange rate changes may affect the profitability and cash flow of the Company, and business and/or pricing strategies of competitors.

Certain of the Company's foreign business unit sales and purchases are denominated in the customers’ or vendors’ local currency. The Company purchases foreign currency forward contracts as hedges of foreign currency denominated receivables and payables and as hedges of forecasted foreign currency denominated sales and purchases. These contracts are entered into to protect against the risk that the future dollar-net-cash inflows and outflows resulting from such sales, purchases, firm commitments or settlements will be adversely affected by changes in exchange rates.

At October 2, 2009, the Company held 28 foreign currency forward contracts and three options as hedges of foreign currency denominated receivables and payables with aggregate notional amounts of $150,699 and $1,311 respectively. Because the terms of such contracts are primarily less than three months, the Company did not elect hedge accounting treatment for these contracts. The Company records the changes in the fair value of those contracts within other (income) expense, net, in the consolidated statements of operations. Total net realized and unrealized losses recognized on these contracts were $6,328 and $11,172 during the three and nine months ended October 2, 2009.

As of October 2, 2009, the Company held 86 foreign currency forward contracts as hedges of forecasted foreign currency denominated sales and purchases with aggregate notional amounts of $35,243. The maximum length of time over which the Company typically hedges cash flow exposures is twelve months. To the extent that these contracts are designated and qualify as cash flow hedging instruments, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income and reclassified as a component to net income (loss) in the same period or periods during which the hedged transaction affects earnings. Net unrealized gain on cash flow hedging instruments of $144 was included in accumulated other comprehensive income, net of tax, at October 2, 2009. There was no ineffectiveness related to cash flow hedging instruments during the three and nine months ended October 2, 2009. Unrealized gains and losses existing at October 2, 2009, which are expected to be reclassified into the consolidated statements of operations from accumulated other comprehensive income during the next year, are not expected to be significant.

The Company is currently party to three interest rate swaps with expiration dates in May 2010. These swaps were purchased to hedge the Company’s floating interest rate exposure on term loan B with a final maturity of December 2011. Under the terms of these swaps, the Company pays fixed rates of 4.825%, 4.845% and 4.9% and receives three-month LIBOR on the notional amount for the life of the swaps. There was no ineffectiveness related to these swaps during the nine months ended October 2, 2009.

All interest rate swaps are designated and qualify as cash flow hedging instruments and, therefore, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income and reclassified as a component to net income (loss) in the same period or periods during which the hedged exposure (interest) affects earnings. The net unrealized loss included in accumulated other comprehensive income, net of tax, was $3,345 for the nine months ended October 2, 2009.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2009

(Unaudited)

At October 2, 2009 the location and fair value amounts of derivative instruments is as follows:

	Asset Derivatives		Liability Derivatives
	October 2, 2009		October 2, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under Statement 133
Interest rate swap contracts			Accrued expenses	$4,680
Foreign currency forward contracts	Other current assets	$1,246	Accrued expenses	765

Derivatives not designated as hedging instruments under Statement 133
Foreign currency forward contracts	Other current assets	685	Accrued expenses	1,196

Total Derivatives		$1,931		$6,641

The amounts of gain (loss) recognized in accumulated Other Comprehensive Income (“OCI”) at October 2, 2009, and the amounts reclassified into income from accumulated OCI for the three and nine months ended October 2, 2009 were as follows:

Derivatives in Statement 133 cash flow hedging relationships	Amount of (gain) loss recognized in accumulated OCI on derivatives (effective portion)	Location of (gain) loss reclassified from accumulated OCI into income	Amount of (gain) loss reclassified from accumulated OCI into income (effective portion)
	Nine months ended October 2, 2009		Three Months Ended October 2, 2009	Nine months ended October 2, 2009
Interest rate swap contracts	$4,680	Interest expense	$1,592	$4,783
Foreign currency forward contracts	(481)	Other (income) expense, net	154	(934)

Total	$4,199	Total	$1,746	$3,849

15. Fair Value Measurements of Financial Instruments

Financial instruments measured at fair value on a recurring basis were as follows:

	Balance at October 2, 2009	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$1,932	$—	$1,932	$—

Liabilities:
Foreign currency forward contracts	$1,961	$—	$1,961	$—
Interest rate swap contracts	4,680	—	4,680	—

	$6,641	$—	$6,641	$—

The Company primarily uses readily observable market data in conjunction with globally accepted valuation model software when valuing its financial instruments portfolio and, consequently, the Company designates all financial instruments as Level 2. Under ASC Topic 820 Fair Value Measurements and Disclosures, there are three levels of inputs that may be used to measure fair value. Level 2 is defined as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2009

(Unaudited)

16. Comprehensive Income (Loss)

Comprehensive income (loss) for three and nine month periods ended October 2, 2009 and September 26, 2008 was as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Net income	$40,393	$23,196	$42,517	$25,069
Foreign currency translation adjustments	44,688	(84,660)	66,683	(22,617)
Adjustments to pension and post-retirement liabilities, net of tax	6,449	(6,028)	11,254	2,498
Unrealized gains (losses) on derivatives, net of tax	1,703	326	1,166	(1,171)

Total comprehensive income (loss)	$93,233	$(67,166)	$121,620	$3,779

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

In connection with the acquisition of the DiverseyLever business, the Company conducted environmental assessments and investigations at DiverseyLever facilities in various countries. These investigations disclosed the likelihood of soil and/or groundwater contamination or potential environmental regulatory matters. An estimate of costs has been made and maintained based on the expected extent of contamination and the expected likelihood of recovery for some of these costs from Unilever under the purchase agreement for the acquisition. As of October 2, 2009, the Company maintained related reserves of $7,800 on a discounted basis (using country specific discount rates ranging from 8.3% to 13.7%) and $10,400 on an undiscounted basis. The Company intends to seek recovery from Unilever under indemnification clauses contained in the purchase agreement.

The Company is a licensee of certain chemical production technology used globally. The license agreement provides for guaranteed minimum royalty payments during a term ending on December 31, 2014. Under the terms of agreement and based on current financial projections, the Company does not expect to meet the minimum guaranteed payments. In accordance with the requirements of ASC Topic 450 Contingencies, the Company estimated its possible range of loss as $2,879 to $4,223 and maintained a loss reserve of $2,879 at October 2, 2009 and December 31, 2008.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2009

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

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2009

(Unaudited)

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

Unilever’s put rights and certain other obligations owed to and collectible from Unilever by the Company, Holdings and Holdco under the various arrangements described above, will be extinguished as part of the consummation of the transactions contemplated by the agreements entered into by the Company, Holdings and Holdco on October 7, 2009. See Note 20 for additional information.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2009

(Unaudited)

18. Segment Information

Business segment information is summarized as follows:

	Three Months Ended October 2, 2009
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$167,797	$447,413	$78,386	$63,383	$62,848	$(4,390)	$815,437
Operating profit	25,294	53,071	6,032	5,733	2,863	(9,013)	83,980
Depreciation and amortization	3,282	11,665	1,838	1,997	2,020	7,429	28,231
Interest expense	3,393	14,441	154	406	273	4,097	22,764
Interest income	265	1,110	—	155	79	(367)	1,242
Total assets	317,014	1,981,178	301,049	238,939	199,410	295,307	3,332,897
Goodwill	126,727	810,507	131,357	78,073	62,314	49,628	1,258,606
Capital expenditures, including capitalized computer software	2,534	7,007	1,154	2,187	2,216	4,758	19,856
Long-lived assets [2]	181,324	1,086,757	179,036	115,030	91,849	301,772	1,955,768

	Three Months Ended September 26, 2008
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$178,699	$475,463	$72,533	$71,044	$64,503	$(5,742)	$856,500
Operating profit	17,933	43,475	4,775	5,931	1,183	(11,385)	61,912
Depreciation and amortization	4,407	14,028	1,380	2,858	2,299	7,074	32,046
Interest expense	2,883	17,697	263	470	533	4,849	26,695
Interest income	653	2,122	98	573	92	(1,468)	2,070
Total assets	359,298	2,081,097	276,745	228,351	202,601	316,083	3,464,175
Goodwill	126,926	822,237	111,398	81,095	61,486	49,679	1,252,821
Capital expenditures, including capitalized computer software	4,102	10,493	809	4,188	2,970	7,008	29,570
Long-lived assets [2]	183,411	1,122,965	156,819	119,784	90,828	303,264	1,977,071

	Nine Months Ended October 2, 2009
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$496,677	$1,251,801	$220,413	$178,311	$175,399	$(9,998)	$2,312,603
Operating profit	50,512	103,708	8,517	10,996	5,216	(18,771)	160,178
Depreciation and amortization	9,692	33,728	5,520	5,869	5,836	21,374	82,019
Interest expense	10,291	41,402	511	1,251	819	15,784	70,058
Interest income	940	3,832	1	265	202	(1,480)	3,760
Total assets	317,014	1,981,178	301,049	238,939	199,410	295,307	3,332,897
Goodwill	126,727	810,507	131,357	78,073	62,314	49,628	1,258,606
Capital expenditures, including capitalized computer software	8,260	20,025	2,331	5,732	5,426	17,214	58,988
Long-lived assets [2]	181,324	1,086,757	179,036	115,030	91,849	301,772	1,955,768

	Nine Months Ended September 26, 2008
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$517,773	$1,412,869	$219,920	$196,890	$193,066	$(17,107)	$2,523,411
Operating profit	43,415	110,089	4,411	13,694	7,004	(33,921)	144,692
Depreciation and amortization	12,557	44,294	7,007	7,649	6,914	20,207	98,628
Interest expense	8,991	53,027	686	1,383	1,645	13,603	79,335
Interest income	2,248	6,795	149	644	356	(4,209)	5,983
Total assets	359,298	2,081,097	276,745	228,351	202,601	316,083	3,464,175
Goodwill	126,926	822,237	111,398	81,095	61,486	49,679	1,252,821
Capital expenditures, including capitalized computer software	9,725	35,566	2,315	9,606	7,089	22,268	86,569
Long-lived assets [2]	183,411	1,122,965	156,819	119,784	90,828	303,264	1,977,071

[1]	Eliminations/Other includes the Company's corporate operating and holding entities, discontinued operations and corporate level eliminations and consolidating entries.
[2]	Long-lived assets includes property, plant and equipment, capital software, intangible items and investments in unconsolidated subsidiaries.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2009

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

Consolidating condensed statements of operations for the three months ended October 2, 2009:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$129,030	$13,882	$685,354	$(20,035)	$808,231
Sales agency fee income	—	—	7,206	—	7,206

	129,030	13,882	692,560	(20,035)	815,437
Cost of sales	78,209	6,785	398,054	(20,033)	463,015

Gross profit	50,821	7,097	294,506	(2)	352,422
Selling, general and administrative expenses	44,004	2,656	205,265	—	251,925
Research and development expenses	7,457	—	8,141	—	15,598
Restructuring expense	(6)	—	925	—	919

Operating profit (loss)	(634)	4,441	80,175	(2)	83,980
Other expense (income):
Interest expense	25,420	21	15,297	(17,974)	22,764
Interest income	(9,818)	(8,031)	(1,367)	17,974	(1,242)
Other (income) expense, net	(54,964)	(28,056)	342	81,913	(765)

Income (loss) before taxes	38,728	40,507	65,903	(81,915)	63,223
Income tax (benefit) provision	(981)	1,849	22,502	—	23,370

Income (loss) from continuing operations	39,709	38,658	43,401	(81,915)	39,853
Loss from discontinued operations, net of income taxes	684	(146)	2	—	540

Net income (loss)	$40,393	$38,512	$43,403	$(81,915)	$40,393

Consolidating condensed statements of operations for the three months ended September 26, 2008:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$139,975	$19,378	$716,353	$(29,010)	$846,696
Sales agency fee income	—	—	9,804	—	9,804

	139,975	19,378	726,157	(29,010)	856,500
Cost of sales	94,036	10,147	438,429	(28,852)	513,760

Gross profit	45,939	9,231	287,728	(158)	342,740
Selling, general and administrative expenses	49,116	3,096	210,674	—	262,886
Research and development expenses	8,331	—	7,367	—	15,698
Restructuring expense	(123)	—	2,367	—	2,244

Operating profit (loss)	(11,385)	6,135	67,320	(158)	61,912
Other expense (income):
Interest expense	28,248	17	18,548	(20,118)	26,695
Interest income	(11,158)	(8,852)	(2,178)	20,118	(2,070)
Other (income) expense, net	(38,576)	369	1,100	39,432	2,325

Income (loss) before taxes	10,101	14,601	49,850	(39,590)	34,962
Income tax (benefit) provision	(4,409)	4,217	23,958	—	23,766

Income (loss) from continuing operations	14,510	10,384	25,892	(39,590)	11,196
Income (loss) from discontinued operations, net of income taxes	8,686	(3)	3,317	—	12,000

Net income (loss)	$23,196	$10,381	$29,209	$(39,590)	$23,196

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2009

(Unaudited)

Consolidating condensed statements of operations for the nine months ended October 2, 2009:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$392,693	$39,309	$1,924,782	$(63,452)	$2,293,332
Sales agency fee income	—	—	19,271	—	19,271

	392,693	39,309	1,944,053	(63,452)	2,312,603
Cost of sales	250,939	19,820	1,157,143	(62,997)	1,364,905

Gross profit	141,754	19,489	786,910	(455)	947,698
Selling, general and administrative expenses	126,277	8,571	597,919	—	732,767
Research and development expenses	24,178	—	22,413	—	46,591
Restructuring expense	(127)	(5)	8,294	—	8,162

Operating profit (loss)	(8,574)	10,923	158,284	(455)	160,178
Other expense (income):
Interest expense	78,408	61	44,444	(52,855)	70,058
Interest income	(28,680)	(23,725)	(4,210)	52,855	(3,760)
Other (income) expense, net	(101,702)	(38,284)	(2,127)	137,797	(4,316)

Income (loss) before taxes	43,400	72,871	120,177	(138,252)	98,196
Income tax provision	436	5,587	48,799	—	54,822

Income (loss) from continuing operations	42,964	67,284	71,378	(138,252)	43,374
Income from discontinued operations, net of income taxes	(447)	(149)	(261)	—	(857)

Net income (loss)	$42,517	$67,135	$71,117	$(138,252)	$42,517

Consolidating condensed statements of operations for the nine months ended September 26, 2008:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$411,696	$51,751	$2,121,916	$(90,328)	$2,495,035
Sales agency fee income	—	—	28,376	—	28,376

	411,696	51,751	2,150,292	(90,328)	2,523,411
Cost of sales	272,506	27,327	1,286,146	(89,700)	1,496,279

Gross profit	139,190	24,424	864,146	(628)	1,027,132
Selling, general and administrative expenses	154,408	9,760	653,903	—	818,071
Research and development expenses	27,030	—	23,855	—	50,885
Restructuring expense	1,043	239	12,202	—	13,484

Operating profit (loss)	(43,291)	14,425	174,186	(628)	144,692
Other expense (income):
Interest expense	85,391	17	54,903	(60,976)	79,335
Interest income	(34,214)	(26,999)	(5,746)	60,976	(5,983)
Other (income) expense, net	(104,504)	197	716	104,269	678

Income (loss) before taxes	10,036	41,210	124,313	(104,897)	70,662
Income tax (benefit) provision	(4,212)	11,334	54,019	—	61,141

Income (loss) from continuing operations	14,248	29,876	70,294	(104,897)	9,521
Income (loss) from discontinued operations, net of income taxes	10,821	(14)	4,741	—	15,548

Net income (loss)	$25,069	$29,862	$75,035	$(104,897)	$25,069

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2009

(Unaudited)

Condensed consolidating balance sheet at October 2, 2009:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$47,849	$407	$80,389	$—	$128,645
Restricted cash	22,079	—	—	—	22,079
Accounts receivable	87,783	417	568,054	—	656,254
Intercompany receivables	—	476,066	—	(476,066)	—
Inventories	41,047	2,977	230,183	(186)	274,021
Other current assets	27,520	67	196,201	(14,091)	209,697
Current assets of discontinued operations	115	—	—	—	115

Total current assets	226,393	479,934	1,074,827	(490,343)	1,290,811
Property, plant and equipment, net	76,697	340	338,552	(6,169)	409,420
Capitalized software, net	44,857	—	2,794	—	47,651
Goodwill and other intangibles, net	87,086	107,379	1,290,624	—	1,485,089
Intercompany advances	354,754	277,718	29,761	(662,233)	—
Other assets	32,654	1	64,653	(138)	97,170
Investments in subsidiaries	1,874,841	29,007	—	(1,903,848)	—
Noncurrent assets of discontinued operations	2,756	—	—	—	2,756

Total assets	$2,700,038	$894,379	$2,801,211	$(3,062,731)	$3,332,897

Liabilities and Stockholders’ equity
Current liabilities:
Short-term borrowings	$—	$—	$38,538	$—	$38,538
Current portion of long-term debt	8,750	—	8,394	—	17,144
Accounts payable	74,787	522	316,988	83	392,380
Intercompany payables	392,499	—	83,567	(476,066)	—
Accrued expenses	144,785	3,189	343,264	(13,548)	477,690
Current liabilities of discontinued operations	4,390	—	—	—	4,390

Total current liabilities	625,211	3,711	790,751	(489,531)	930,142
Intercompany note payable	41,879	—	621,339	(663,218)	—
Long-term borrowings	1,043,662	—	—	—	1,043,662
Other liabilities	168,918	24,920	345,024	(137)	538,725
Noncurrent liabilities of discontinued operations	5,768	—	—	—	5,768

Total liabilities	1,885,438	28,631	1,757,114	(1,152,886)	2,518,297
Stockholders’ equity	814,600	865,748	1,044,097	(1,909,845)	814,600

Total liabilities and equity	$2,700,038	$894,379	$2,801,211	$(3,062,731)	$3,332,897

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2009

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

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2009

(Unaudited)

Condensed consolidating statement of cash flows for the nine months ended October 2, 2009:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$135,173	$11,621	$83,251	$(128,309)	$101,736
Cash flows from investing activities:
Capital expenditures, net	(23,073)	132	(28,366)	—	(51,307)
Acquisitions of businesses	(27,198)	(18,004)	(2,005)	45,595	(1,612)
Net proceeds from (costs of) divestiture of businesses	(475)	(198)	(371)	—	(1,044)

Net cash provided by (used in) investing activities	(50,746)	(18,070)	(30,742)	45,595	(53,963)

Cash flows from financing activities:
Proceeds from short-term borrowings	—	—	8,999	—	8,999
Repayments of long-term borrowings	(4,375)	—	(2,583)	—	(6,958)
Intercompany financing	9,158	1,880	(11,038)	—	—
Proceeds from (repayments of) additional paid in capital	(64,554)	54,560	27,538	(17,544)	—
Payment of debt issuance costs	(2,261)	—	—	—	(2,261)
Dividends paid	(21,676)	(58,931)	(41,694)	100,258	(22,043)

Net cash provided by (used in) financing activities	(83,708)	(2,491)	(18,778)	82,714	(22,263)

Effect of exchange rate changes on cash and cash equivalents	14,870	8,929	(28,482)	—	(4,683)

Change in cash and cash equivalents	15,589	(11)	5,249	—	20,827
Beginning balance	32,260	418	75,140	—	107,818

Ending balance	$47,849	$407	$80,389	$—	$128,645

Condensed consolidating statement of cash flows for the nine months ended September 26, 2008:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$27,874	$6,716	$115,216	$(99,612)	$50,194
Cash flows from investing activities:
Capital expenditures, net	(25,779)	(204)	(57,206)	—	(83,189)
Acquisitions of businesses	6,281	11,232	(302)	(23,532)	(6,321)
Net proceeds from divestiture of businesses	121,309	(186)	7,439	—	128,562

Net cash provided by (used in) investing activities	101,811	10,842	(50,069)	(23,532)	39,052

Cash flows from financing activities:
Proceeds from short-term borrowings	—	—	27,872	—	27,872
Intercompany financing	(4,375)	—	(2,326)	—	(6,701)
Repayments of long-term borrowings	(8)	20,095	(20,087)	—	—
Proceeds from (repayments of) additional paid in capital	(52,430)	(13,113)	(21,963)	87,506	—
Payment of debt issuance costs	—	—	(123)	—	(123)
Dividends paid	(21,676)	(22,458)	(13,180)	35,638	(21,676)

Net cash provided by (used in) financing activities	(78,489)	(15,476)	(29,807)	123,144	(628)

Effect of exchange rate changes on cash and cash equivalents	(5,461)	(2,284)	3,574	—	(4,171)

Change in cash and cash equivalents	45,735	(202)	38,914	—	84,447
Beginning balance	45,015	564	51,492	—	97,071

Ending balance [1]	$90,750	$362	$90,406	$—	$181,518

[1]	Parent, Non-guarantor and Consolidated columns include cash and cash equivalents for discontinued operations of $275, $407 and $682 at September 26, 2008.

JOHNSONDIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2009

(Unaudited)

20. Subsequent Event

On October 7, 2009, the Company, JohnsonDiversey Holdings, Inc., our parent company (“Holdings”), and Commercial Markets Holdco, Inc. (“Holdco”) entered into a series of agreements principally designed to recapitalize the Company and Holdings. These agreements, which are described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2009, include: (1) an Investment and Recapitalization Agreement (the “Investment Agreement”) pursuant to which (a) the current common equity ownership interests of Holdings held by Holdco will be reclassified as new shares of class A common stock of Holdings and (b) Holdings will issue shares of its new class A common stock to CDR Jaguar Investor Company, LLC (“CD&R Investor”), a limited liability company owned by a private investment fund managed by Clayton, Dubilier & Rice, Inc. (“CD&R”), and CDR F&F Jaguar Investor, LLC, an affiliate of CD&R Investor (together with CD&R Investor, the “CD&R Investor Parties”) and to SNW Co., Inc. (“SNW”), a wholly owned subsidiary of S.C. Johnson & Son, Inc. (“SCJ”), for cash consideration of $477 million and $9.9 million, respectively; and (2) a Redemption Agreement pursuant to which Holdings or an affiliate will purchase all of the common equity ownership interests of Holdings currently held by parties affiliated with Unilever N.V. (“Unilever”) in exchange for (a) $158 million in cash, (b) the settlement of certain amounts owing by Unilever to us and Holdings and owing to Unilever by Holdings and Holdco, (c) a promissory note from Holdings in the initial aggregate principal amount of $250 million, and (d) a warrant (the “Warrant”) to purchase shares of Holdings’ new class A common stock.

The Redemption Agreement also provides that, effective as of closing of the transactions contemplated by the Investment Agreement and the Redemption Agreement (the “Closing”), the rights and obligations of Holdings, Marga and their respective affiliates under (a) the Purchase Agreement, dated as of November 20, 2001 (as amended, the “Purchase Agreement”), by and among Holdings, the Company and an affiliate of Unilever, other than certain tax and environmental indemnification rights and obligations, will be terminated, (b) the Amended and Restated Stockholders’ Agreement, dated as of December 19, 2008 (the “Current Stockholders Agreement”), by and among Holdings, Holdco and an affiliate of Unilever, including Unilever’s put rights discussed in Note 17 to our consolidated financial statements but excluding certain confidentiality obligations, will be terminated, and (c) certain provisions of the Umbrella Agreement in Respect of Professional Products, dated as of October 11, 2007 (the “Umbrella Agreement”), by and among Unilever, an affiliate of Unilever and the Company, relating to the settlement of certain working capital payables will be deemed satisfied and terminated.

At the Closing, Holdings’ ownership, assuming the exercise of the Warrant, will be as follows: Holdco, 49.1%; the CD&R Investor Parties, 45.9%; SNW, 1.0%; and Unilever, 4.0%. Among other conditions, the Closing is subject to the successful refinancing of the outstanding debt of Holdings and its subsidiaries, including us, on terms acceptable to each of CD&R Investor, Holdco and Holdings. We refer to the transactions contemplated by the preceding agreements and certain ancillary agreements as the “Transactions.”

In addition to various agreements among the parties, which are intended to direct governance and other rights, the Company expects to enter into the following agreements at Closing: (1) a consulting agreement between Holdings, the Company and CD&R, pursuant to which CD&R will provide certain management, consulting, advisory, monitoring and financial services to the Company and its subsidiaries; and (2) amended commercial agreements between the Company and SCJ, relating to, among other things, a facility lease, brand licensing, supply arrangements and administrative services.

The Closing is subject to certain conditions, including the following: the redemption of the Unilever equity interests, completion of certain debt refinancing of Holdings and its subsidiaries, the receipt by the Board of Directors of Holdings of an opinion relating to the solvency of Holdings and all of its subsidiaries on a consolidated basis immediately after Closing, the absence of a material adverse effect with respect to Holdings and its subsidiaries since July 3, 2009, the payment of a $25 million deal fee to Clayton, Dubilier & Rice Holdings, L.P. (or its designee), and other customary closing conditions, including the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (with respect to which early termination has been granted) and the European Commission Merger Regulation.

In connection with the closing of the Transactions, we intend to rename our company “Diversey, Inc.”

As of October 2, 2009, as a result of the anticipated settlement of certain balances contemplated by the Redemption Agreement, the Company reclassified $84,110 from Long-term receivables - related parties to Accounts receivable - related parties, and $30,037 from Long-term payables - related parties to Accounts payable - related parties. These amounts represent the accumulated balance of various adjustments related to the consideration paid for the acquisition of the DiverseyLever business in 2002, which are payable, on a net basis, by Unilever, upon redemption of Unilever’s equity interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The following management discussion and analysis describes material changes in the financial condition and results of operations of JohnsonDiversey, Inc. and its consolidated subsidiaries since December 31, 2008. This discussion should be read in conjunction with our consolidated financial statements as of, and for the three months and nine months ended October 2, 2009, our annual report on Form 10-K for the year ended December 31, 2008, and the section entitled “Forward-Looking Statements” immediately preceding Part I of this report.

As more fully described in Note 20 to our consolidated financial statements and further discussed in Liquidity and Capital Resources below, on October 7, 2009, we and our parent, Holdings, among other parties entered into a series of agreements (all referred to as the Transactions), principally designed to recapitalize the Company and Holdings. As part of the Transactions, we will receive a cash equity investment from an investment fund managed by Clayton, Dubilier & Rice, Inc. (“CD&R”), which will primarily be used to redeem substantially all of Unilever’s equity interests, restructure our existing debt and pay transaction fees. Our affiliation with CD&R will also provide us the ability to access more efficient financial and capital resources, and allow us to work with an investor with extensive knowledge in the markets in which we operate. In connection with the Transactions, we will refinance substantially all of our Company’s debt, and we intend to change our name to “Diversey, Inc.” The closing of the contemplated Transactions is expected to occur later this fiscal year. The Transactions have no material impact to our financial condition, results of operations and cash flows for the period ended October 2, 2009.

We are a leading global provider of commercial cleaning, sanitation and hygiene products, services and solutions for food safety and service, food and beverage plant operations, floor care, housekeeping and room care, laundry and hand care. In addition, we offer a wide range of value-added services, including food safety and application training and consulting, and auditing of hygiene and water management. We serve institutional and industrial end-users such as food service providers, lodging establishments, food and beverage processing plants, building service contractors, building managers and property owners, retail outlets, schools and health-care facilities in more than 175 countries worldwide.

Except where noted, the management discussion and analysis below, excluding the consolidated statements of cash flows, reflects the results of continuing operations, which excludes the divestiture of DuBois Chemicals (“DuBois”), and the Polymer Business segment (“Polymer Business”) as discussed in Note 7 to the consolidated financial statements.

As indicated in the following table, after excluding the impact of foreign currency exchange rates, divestitures, sales agency fee income (“SAF”), and sales from our Master Sub-License Agreement (the “License Agreement”), our net sales increased by 0.8% for the three months ended October 2, 2009 compared to the three months ended September 26, 2008, and by 2.1% for the nine months ended October 2, 2009 compared to the nine months ended September 26, 2008.

	Three Months Ended		Change	Nine Months Ended		Change
(dollars in millions)	October 2, 2009	September 26, 2008		October 2, 2009	September 26, 2008
Net sales	$815.4	$856.5	-4.8%	$2,312.6	$2,523.4	-8.4%

Variance due to:
Foreign currency exchange	—	(41.1)			(222.4)
Acquisitions and divestitures	—	—		—	(9.9)
Sales agency fee income	(7.2)	(9.8)		(19.3)	(28.4)
License Agreement revenue	(35.7)	(39.4)		(99.9)	(114.5)

	(42.9)	(90.3)		(119.2)	(375.2)

	$772.5	$766.2	0.8%	$2,193.4	$2,148.2	2.1%

Net sales reflect growth despite challenging global economic conditions. The positive sales growth in the quarter reflects expansion in our EMA, Latin America, and Asia Pacific regions, partially offset by Japan, where we continue a strategic exit from non-core businesses, and North America, where certain customer sectors are suffering from economic recession. Growth was primarily due to the continued expansion of certain developing markets in Latin America and Asia Pacific, and successful price increases implemented in all our geographic areas and customer sectors.

As indicated in the following table, the Company’s gross profit percentage improved significantly for the third quarter of 2009 compared to the third quarter of 2008. Excluding the impact of SAF, our gross profit percentage improved 340 basis points for the third quarter of 2009 compared to the third quarter of 2008.

Margin on Net Sales as Reported Three Months Ended		Margin on Net Sales Adjusted for SAF Three Months Ended
October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
43.2%	40.0%	42.7%	39.3%

The 340 basis point improvement this quarter compared to the same period last year reflects the effective execution of pricing strategies despite pressures on volume caused by the global recession. This quarter’s gross margin represents a significant 210 basis point improvement over that of the second quarter of this year. This increase was largely achieved through pricing actions, favorable mix and a favorable reduction in certain raw material costs.

We were in compliance with our financial covenants under our existing senior secured credit facilities. The global economy has been greatly affected by the ongoing credit crisis and recessionary environment with many lenders and institutional investors ceasing to provide funding to even the most creditworthy borrowers. We believe that we are positioned to deal with the current crisis; however, we are not able to predict how severe the current economic downturn may become, how long it will last and how it will affect our business or our customers’ businesses going forward.

Further volatility in the global economy may adversely affect a number of our end-users, such as hotels, restaurants, food and beverage processors and others that are sensitive to business travel and leisure. During economic downturns, these end-users may reduce their purchase volume of cleaning, hygiene, operational efficiency and appearance enhancing products. Furthermore, as a result of the disruptions in the credit markets, our customers may face difficulties gaining timely access to sufficient credit, which could impair their ability to make timely payments to us. In addition, the continuing economic crisis could also adversely impact our suppliers’ ability to provide us with materials and components. These factors have had and may continue to have a negative impact on our business, financial condition, results of operations and cash flows. We will continue to monitor economic conditions closely and pursue cost saving opportunities through our restructuring program and other cost reduction initiatives as well as growth opportunities through certain strategic investments and innovations.

The slowing of the global economy has adversely affected our revenue and operating profit. The continuation of the current recession could further adversely affect our net sales and operating profit. As a result, we have reconsidered our growth plans for the near future to plan for a possible decrease in business volumes, as the impact of the current recession has spanned across several industries and regions and is evident in the financial results of many companies, including our customers. While we attempt to continuously manage our costs, including our personnel, in relation to our business volumes, our efforts may not be successful and the timing of these efforts and associated costs may adversely affect our results. We continue to monitor economic conditions closely and pursue cost saving opportunities through our restructuring program and other cost reduction initiatives as well as growth opportunities through certain strategic investments and innovations.

In November 2005, in response to structural changes in raw material markets that gave rise to significant increases in our input costs, we announced a program (“November 2005 Plan”) to implement an operational restructuring of our Company. The program also considered the potential divestiture of, or exit from, certain non-core or underperforming businesses. As we prepare for and continue to experience a similar pattern of events with volatile fuel costs and raw material costs in 2009, we believe our restructuring program has positioned us positively to confront these challenges more effectively.

During the third quarter of 2009, we continued to make significant progress with the operational restructuring of our Company in accordance with the November 2005 Plan. In particular, key activities during the quarter included the following:

•	continued plans to transition to new organizational models in our regions;

•	continued the transition of certain general ledger accounting functions in Western Europe to a third party provider;

•	continued the redesign of the Japanese sales and marketing functions, supported by Enterprise Resources Planning (ERP) system upgrades to be completed in late 2009 through 2010; and

•	continued progress on various supply chain optimization projects to improve capacity utilization and efficiency.

For the three months ended October 2, 2009 and in connection with the aforementioned and other activities under the November 2005 Plan, we recorded restructuring charges of approximately $0.9 million, which consisted primarily of severance costs. In addition, we recorded period costs of $9.8 million related to the November 2005 Plan in the third quarter of 2009, consisting of the following:

•	$6.2 million for personnel related costs of employees and consultative resources associated with restructuring initiatives;

•	$1.7 million related to value chain and cost savings projects; and

•	$1.9 million related to facilities, asset impairment charges and various other costs

For the nine months ended October 2, 2009, restructuring charges were approximately $8.2 million, which consisted primarily of severance costs. In addition, we recorded period costs of $23.3 million in the same period, related to the November 2005 Plan, consisting of the following:

•	$15.9 million for personnel related costs of employees and consultative resources associated with restructuring initiatives;

•	$3.8 million related to value chain and cost savings projects; and

•	$3.6 million related to facilities, asset impairment charges and various other costs

Our execution of the November 2005 Plan is expected to be completed in the first half of 2010, with the associated reserves expected to be substantially paid out by the end of the fiscal year, mostly through our restricted cash balance. The main restructuring focus for the remainder of this year will be the move towards a new organizational model consisting of three regions. We believe that this reorganization will better position us to address consolidation and globalization trends among our customers while also enabling us to more effectively deploy resources against the most compelling market and customer growth opportunities. We also believe this move will boost our efforts to more rapidly deploy innovation globally.

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

Three Months Ended October 2, 2009 Compared to Three Months Ended September 26, 2008

Net Sales:

	Three Months Ended		Change
(dollars in millions)	October 2, 2009	September 26, 2008	Amount	Percentage
Net product and service sales	$808.2	$846.7	$(38.5)	-4.5%
Sales agency fee income	7.2	9.8	(2.6)	-26.5%

	$815.4	$856.5	$(41.1)	-4.8%

•

The comparability of net sales reported in the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against the same period in the prior year, the stronger U.S. dollar against the euro and certain other foreign currencies resulted in a $40.1 million reduction in net product and service sales.

•

Excluding the negative impact of foreign currency exchange rates, SAF income and sales under the License Agreement, net sales increased by 0.8% despite the continued global economic slowdown, reflecting growth in all of our regions except North America and Japan. This growth was primarily due to successful price increases in all our geographic areas and business sectors and the continued expansion of certain developing markets in Latin America and Asia Pacific. The following is a review of the sales performance for each of our segments:

–	In our Europe, Middle East and Africa markets, net sales increased by 2.9% in the third quarter of 2009 compared to the same period in the prior year. Growth was achieved primarily from successfully implementing price increases and new customer acquisitions, as well as strong sales of disinfectant products resulting from the H1N1 virus threat. This growth was somewhat offset by declining volume in floor care equipment, cleaning tools, and engineering sales due to continued weakened economic conditions as customers deferred capital investments.

–	In Latin America, net sales increased by 2.4% in the third quarter of 2009 compared to the same period in the prior year. Volume growth came from new customer wins. The rate of sales growth decelerated in this quarter compared to the first semester, reflecting softening demand from the lodging and retail sectors, along with a lagging impact of the global recession in many countries in the region.

–	In Asia Pacific, net sales improved by 3.0% in the third quarter of 2009 compared to the same period in the prior year. This increase is mainly due to continuing volume improvements in developing markets such as India, stable growth in Australia, and recovery in China, offset by volume decreases in the remainder of the region primarily caused by lower traffic in the lodging sector due to the global recession.

–	In North America, net sales decreased by 5.0% in the third quarter of 2009 compared to the same period in the prior year. This decrease was due to a general softness in the institutional distribution network in combination with lower consumer brand sales linked to overall recessionary pressures.

–	In Japan, net sales decreased by 6.1% in the third quarter of 2009 compared to the same period in the prior year. The majority of the decline is driven by choices made to exit certain non-core and/or underperforming accounts in both direct and indirect channels and a reduction in overall demand from distributors and end-users in many of our sectors, reflecting the depressed Japanese economy. The rate of decrease in net sales slowed in this quarter, compared to the first half of this year, due to success in new customer acquisitions.

•

Sales agency fee and License Agreement. As explained in Note 4 to our consolidated financial statements, the Company entered into an Umbrella Agreement with Unilever consisting of the New Agency Agreement and the License Agreement, which became effective January 1, 2008, and unless otherwise terminated or extended, will expire on December 31, 2017.

The amounts of sales agency fees and License Agreement revenues earned under these agreements are reported in the preceding tables.

Gross Profit:

Our gross profit and gross profit percentages for the three months ended October 2, 2009 and September 26, 2008 were as follows:

	Three Months Ended		Change
(dollars in millions)	October 2, 2009	September 26, 2008	Amount	Percentage

Gross Profit	$352.4	$342.7	$9.7	2.8%

Gross profit as a percentage of net sales as reported:	43.2%	40.0%

Gross profit as a percentage of net sales adjusted for sales agency fee income:	42.7%	39.3%

•

The comparability of gross profit between the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against the same period in the prior year, the stronger U.S. dollar against the euro and certain other foreign currencies resulted in a $16.7 million reduction in gross profit.

•

Our gross profit percentage (based on net sales as reported) for the third quarter of 2009 improved by 320 basis points compared to the same period in the prior year. The decrease in SAF had an unfavorable impact on gross margin during the quarter. Excluding the impact of SAF income, our gross profit percentage improved 340 basis points for the third quarter of 2009 compared to the same period in the prior year.

•

The 340 basis point improvement this quarter compared to the same period last year reflects the effective execution of pricing strategies despite pressures on volume caused by the global recession. This quarter’s gross margin represents a significant 210 basis point improvement over that of the second quarter of this year. This increase was largely achieved through pricing actions, favorable mix and a favorable reduction in certain raw material costs.

Operating Expenses:

	Three Months Ended				Change
(dollars in millions)	October 2, 2009		September 26, 2008		Amount	Percentage
Selling, general and administrative expenses	$251.9		$262.9		$(11.0)	-4.2%
Research and development expenses	15.6		15.7		(0.1)	-0.6%
Restructuring expenses	0.9		2.2		(1.3)	-59.0%

	$268.4		$280.8		$(12.4)	-4.4%

As a percentage of net sales:
Selling, general and administrative expenses	30.9%		30.7%
Research and development expenses	1.9%		1.8%
Restructuring expenses	0.1%		0.3%

	32.9%		32.8%

As a percentage of net sales adjusted for SAF:
Selling, general and administrative expenses	31.2	% *	31.0	% *
Research and development expenses	1.9%		1.9%
Restructuring expenses	0.1%		0.3%

	33.2%		33.2%

*	The percentages for 2009 and 2008 are 30.0% and 30.1%, respectively, when period costs associated with the November 2005 Plan are excluded from selling, general and administrative expenses.

Operating expenses. The comparability of operating expenses between the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against the same period in the prior year, the stronger U.S. dollar against the euro and certain other foreign currencies resulted in a $12.0 million reduction in operating expenses.

•

Selling, general and administrative expenses. Excluding period costs associated with the November 2005 Plan, selling, general and administrative expenses as a percentage of net sales adjusted for SAF were 30.0% for the third quarter of 2009 and 30.1% for the same period in the prior year. Excluding the impact of foreign currency, selling, general and administrative costs increased by $0.8 million during the third quarter of 2009 compared to the same period in the prior year.

•

Research and development expenses. Excluding the impact of foreign currency, research and development expenses decreased by $0.1 million during the third quarter of 2009 compared to the same period in the prior year.

•

Restructuring expenses. Excluding the impact of foreign currency, restructuring expenses decreased by $1.1 million during the third quarter of 2009 compared to the same period in the prior year. This was mainly due to decreased employee severance and other expenses related to the November 2005 Plan consisting primarily of involuntary termination costs associated with our European business segment.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan for the third quarters ended October 2, 2009 and September 26, 2008, and since inception of the program in November 2005, is outlined below:

(dollars in millions)	Three Months Ended October 2, 2009	Three Months Ended September 26, 2008	Total Project to Date October 2, 2009
Reserve balance at beginning of period	$45.4	$39.5	$—
Restructuring costs (net) charged to income	0.9	2.2	212.0
Liability adjustments (net)	—	—	0.3
Payments of accrued costs	(15.4)	(11.8)	(181.4)

Reserve balance at end of period	$30.9	$29.9	$30.9

Period costs classified as selling, general and administrative expenses	$9.7	$7.8	$293.8
Period costs classified as cost of sales	0.1	0.0	5.2
Capital expenditures	1.9	4.4	75.2

•

During the third quarter of 2009 and 2008, we recorded $0.9 million and $2.2 million, respectively, of restructuring costs related to our November 2005 Plan. Costs for both periods consisted primarily of involuntary termination costs associated with our European business segment.

•

Period costs of $9.7 and $7.8 million for 2009 and 2008, respectively, included in selling, general and administrative expenses and $0.1 million and $0 for 2009 and 2008, respectively, included in cost of sales pertained to: (a) $6.2 million in 2009 and 2008 for personnel related costs of employees and consultative resources associated with restructuring initiatives, (b) $1.7 million in 2009 ($1.2 million in 2008) for value chain and cost savings projects, and (c) $1.9 million in 2009 ($0.4 million in 2008) related to facilities, asset impairment charges and various other costs. The overall increase in these expenses over the prior period was mainly due to the timing of restructuring activities within our European and North American business segments.

Non-Operating Results:

	Three Months Ended		Change
(dollars in millions)	October 2, 2009	September 26, 2008	Amount	Percentage
Interest expense	$22.8	$26.7	$(3.9)	-14.7%
Interest income	(1.2)	(2.1)	0.9	-40.0%

Net interest expense	$21.6	$24.6	$(3.0)	-12.2%

Other expense (income), net	(0.8)	2.3	(3.1)

•

Net interest expense decreased in the third quarter of 2009 compared to the same period in the prior year primarily due to lower interest rates on borrowings, offset by decreased interest income on lower cash balances and a lower yield on investments.

•	Other income improved due to gains on foreign currency positions.

Income Taxes:

	Three Months Ended		Change
(dollars in millions)	October 2, 2009	September 26, 2008	Amount	Percentage
Income from continuing operations before income taxes	$63.2	$35.0	$28.2	80.8%
Provision for income taxes	23.4	23.8	(0.4)	-1.7%

Effective income tax rate	37.0%	68.0%

•

For the fiscal year ending December 31, 2009, before considering the impact of the Transactions discussed in Note 20 to our consolidated financial statements, we are projecting an effective income tax rate of approximately 65% on pre-tax income from continuing operations. The projected effective income tax rate for the fiscal year exceeds the statutory income tax rate primarily as a result of increased valuation allowances against net deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

•

We reported an effective income tax rate of 37.0% on the pre-tax income from continuing operations for the third quarter ended October 2, 2009. When compared to the estimated annual effective income tax rate, the effective income tax rate for the fiscal quarter ended October 2, 2009 is lower primarily due to actual pacing of pre-tax income (loss) and income tax expense (benefit) in certain key jurisdictions. For example, the pre-tax income from continuing operations for the third quarter of 2009 includes a relatively low proportion of the projected U.S. annual pre-tax loss from continuing operations, for which no income tax benefit is claimed due to the U.S. valuation allowance.

•

We reported an effective income tax rate of 68.0% on the pre-tax income from continuing operations for the third quarter ended September 26, 2008. The high effective income tax rate is primarily the result of increased valuation allowances against net deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

Discontinued operations:

	Three Months Ended		Change
(dollars in millions)	October 2, 2009	September 26, 2008	Amount	Percentage
Income from discontinued operations	$0.3	$19.2	$(18.9)	-98.2%
(Benefit) provision for income taxes	(0.2)	7.2	(7.4)	-102.7%

Income from discontinued operations, net of taxes	$0.5	$12.0	$(11.5)	-95.5%

The income from discontinued operations during the third quarter ended October 2, 2009 pertains to $0.5 million after-tax income related to the Polymer business. For the quarter ended September 26, 2008, the $12.0 million after tax income pertained to the Dubois divestiture.

Net Income:

Our net income of $40.4 million for the third quarter of 2009 represents an increase of $17.2 million from the third quarter of 2008. Excluding the negative impact of foreign currency exchange of $3.5 million, our net income increased by $20.7 million. This increase is primarily due to an increase of $26.4 million in gross profit and a decrease in net interest expense, offset by a decrease in income from discontinued operations. As previously discussed, the increase in gross margin is due to pricing actions, favorable mix and a favorable reduction in certain raw material costs. The reduction in operating expenses is generally due to savings from our November 2005 Plan.

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

EBITDA should not be construed as a substitute for, and should be considered together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP. The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the three months ended October 2, 2009 and September 26, 2008.

	Three Months Ended
(dollars in millions)	October 2, 2009	September 26, 2008
Net cash provided by operating activities	$169.6	$90.2
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	(95.4)	(2.4)
Changes in deferred income taxes	(2.5)	(22.3)
Gain (loss) from divestitures	(0.2)	10.3
Loss on property disposals	(0.1)	(0.1)
Depreciation and amortization expense	(28.2)	(32.1)
Amortization of debt issuance costs	(1.2)	(1.3)
Interest accrued on long-term receivables-related parties	0.7	0.7
Other, net	(2.3)	(19.8)

Net income (loss)	40.4	23.2

Provision for income taxes	23.2	31.0
Interest expense, net	21.6	24.6
Depreciation and amortization expense	28.2	32.1

EBITDA	$113.4	$110.9

EBITDA for the three months ended September 26, 2008, when stated on comparable 2009 exchange rates, would have been $105.4 million. Net of this negative foreign currency impact, EBITDA increased by $8.0 million for the three months ended October 2, 2009 compared to the same period in the prior year. This was primarily due to increased gross profit arising from pricing actions and a favorable reduction in certain raw material costs, and decreases in our operating expenses.

Nine Months Ended October 2, 2009 Compared to Nine Months Ended September 26, 2008

Net Sales:

	Nine Months Ended		Change
(dollars in millions)	October 2, 2009	September 26, 2008	Amount	Percentage
Net product and service sales	$2,293.3	$2,495.0	$(201.7)	-8.1%
Sales agency fee income	19.3	28.4	(9.1)	-32.1%

	$2,312.6	$2,523.4	$(210.8)	-8.4%

•

The comparability of net sales reported in the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against the same period in the prior year, the stronger U.S. dollar against the euro and certain other foreign currencies resulted in a $217.2 million reduction in net product and service sales.

•

Excluding the negative impact of foreign currency exchange rates, divestitures, SAF income and sales under the License Agreement, net sales increased by 2.1% despite challenging global economic conditions, reflecting growth in all of our regions except Japan. This growth was primarily due to successful price increases in all our geographic areas and business sectors and the continued expansion of developing markets in Latin America and Central and Eastern Europe. The following is a review of the sales performance for each of our segments:

–	In our Europe, Middle East and Africa markets, net sales increased by 2.4% during the nine months ended October 2, 2009 compared to the same period in the prior year. Growth was achieved primarily from successfully implementing price increases and new customer acquisitions, as well as strong sales of disinfectant products resulting from the H1N1 virus threat. This growth was somewhat offset by declining volume in floor care equipment, cleaning tools, and engineering sales due to continued weakened economic conditions as customers deferred capital investments.

–	In Latin America, net sales increased by 9.1% during the nine months ended October 2, 2009 compared to the same period in the prior year. Growth came from most countries in the region primarily from pricing with some volume growth contributing to the overall increase. Volume growth came from new customer wins which offset the volume decline from existing customers coping with the recessionary forces in the market place.

–	In Asia Pacific, net sales increased by 2.1% during the nine months ended October 2, 2009 compared to the same period in the prior year. This increase is mainly due to continuing volume improvements in developing markets such as India, stable growth in Australia, and recovery in China, offset by volume decreases in the remainder of the region primarily caused by lower traffic in the lodging sector due to the global recession.

–	In North America, net sales increased by 1.0% during the nine months ended October 2, 2009 compared to the same period in the prior year, primarily due to price increases across all sectors and volume growth in the food and beverage sector and some corporate and global accounts. This increase was achieved despite a general softness in the institutional distribution network and lower consumer brand sales linked to overall recessionary pressures.

–	In Japan, net sales decreased by 10.0% during the nine months ended October 2, 2009 compared to the same period in the prior year. The majority of the decline is driven by choices made to exit certain non-core and/or underperforming accounts in both direct and indirect channels. Net sales were also affected by a reduction in overall demand from distributors and end-users in many of our sectors, reflecting negative conditions in the Japanese economy.

•

Sales agency fee and License Agreement. As explained in Note 4 to our consolidated financial statements, the Company entered into an Umbrella Agreement with Unilever consisting of the New Agency Agreement and the License Agreement, which became effective January 1, 2008, and unless otherwise terminated or extended, will expire on December 31, 2017.

The amounts of sales agency fees and License Agreement revenues earned under these agreements are reported in the preceding tables.

Gross Profit:

Our gross profit and gross profit percentages for the nine months ended October 2, 2009 and September 26, 2008 were as follows:

	Nine Months Ended		Change
(dollars in millions)	October 2, 2009	September 26, 2008	Amount	Percentage

Gross Profit	$947.7	$1,027.1	$(79.4)	-7.7%

Gross profit as a percentage of net sales as reported:	41.0%	40.7%

Gross profit as a percentage of net sales adjusted for sales agency fee income:	40.5%	40.0%

•

The comparability of gross profit between the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against the same period in the prior year, the stronger U.S. dollar against the euro and certain other foreign currencies resulted in a $91.9 million reduction in gross profit.

•

Our gross profit percentage (based on net sales as reported) improved by 30 basis points for the nine months of 2009 compared to the same period in the prior year. Excluding the impact of SAF income, our gross profit percentage improved 50 basis points for the third quarter of 2009 compared to the same period in the prior year.

•	The improvement by 50 basis points in this nine month period over the same period last year is largely the result of pricing actions and a favorable reduction in certain raw material costs.

Operating Expenses:

	Nine Months Ended		Change
(dollars in millions)	October 2, 2009	September 26, 2008	Amount	Percentage
Selling, general and administrative expenses	$732.8	$818.1	$(85.3)	-10.4%
Research and development expenses	46.6	50.9	(4.3)	-8.4%
Restructuring expenses	8.2	13.5	(5.3)	-39.5%

	$787.6	$882.5	$(94.9)	-10.8%

As a percentage of net sales:
Selling, general and administrative expenses	31.7%	32.4%
Research and development expenses	2.0%	2.0%
Restructuring expenses	0.4%	0.5%

	34.1%	34.9%

As a percentage of net sales adjusted for SAF:
Selling, general and administrative expenses	32.0%*	32.8%*
Research and development expenses	2.0%	2.0%
Restructuring expenses	0.4%	0.5%

	34.4%	35.3%

*	The percentages for 2009 and 2008 are 31.0% and 31.5%, respectively, when period costs associated with the November 2005 Plan are excluded from selling, general and administrative expenses.

Operating expenses. The comparability of operating expenses between the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against the same period in the prior year, the stronger U.S. dollar against the euro and certain other foreign currencies resulted in a $72.4 million reduction in operating expenses.

•

Selling, general and administrative expenses. Excluding period costs associated with the November 2005 Plan, selling, general and administrative expenses as a percentage of net sales adjusted for SAF were 31.0% for the nine months ended October 2, 2009 compared to 31.5% for the same period in the prior year. Excluding the impact of foreign currency, selling, general and administrative costs declined $17.0 million during the nine months ended October 2, 2009, compared to the same period in the prior year. This favorable decline is mainly due to cost savings under our November 2005 Plan and our aggressive expense control management in response to the current economic conditions. We achieved these savings while maintaining and improving our customer-facing capabilities.

•

Research and development expenses. Excluding the impact of foreign currency, research and development expenses decreased by $1.0 million during the first nine months of 2009 compared to the same period in the prior year. This favorable decline is largely due to globalization of the function and investments in technology, which have improved our efficiency.

•

Restructuring expenses. Excluding the impact of foreign currency, restructuring expenses decreased $4.5 million during the first nine months of 2009 compared to the same period in the prior year. This was mainly due to decreased employee severance and other expenses related to the November 2005 Plan, consisting primarily of involuntary termination costs associated with our European business segment.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan for the three quarters ended October 2, 2009 and September 26, 2008, and since inception of the program in November 2005, is outlined below:

(dollars in millions)	Nine Months Ended October 2, 2009	Nine Months Ended September 26, 2008	Total Project to Date October 2, 2009
Reserve balance at beginning of period	$60.1	$46.2	$—
Restructuring (net) costs charged to income	8.2	13.5	212.0
Liability adjustments (net)	—	—	0.3
Payments of accrued costs	(37.4)	(29.8)	(181.4)

Reserve balance at end of period	$30.9	$29.9	$30.9

Period costs classified as selling, general and administrative expenses	$22.5	$32.8	$293.8
Period costs classified as cost of sales	0.8	(0.6)	5.2
Capital expenditures	13.4	13.3	75.2

•

During the first nine months of 2009 and 2008, we recorded $8.2 million and $13.5 million, respectively, of restructuring costs related to our November 2005 Plan. Costs for the first nine months of 2009 consisted primarily of involuntary termination costs associated with our European business segment, and the costs for the first nine months of 2008 consisted primarily of involuntary termination costs associated with our Japanese and European business segments.

•

Period costs of $22.5 and $32.8 million for 2009 and 2008, respectively, included in selling, general and administrative expenses and $0.8 million and ($0.6) million for 2009 and 2008, respectively, included in cost of sales pertained to: (a) $15.9 million in 2009 ($19.2 million in 2008) for personnel related costs of employees and consultative resources associated with restructuring initiatives, (b) $3.8 million in 2009 ($2.6 million in 2008) for value chain and cost savings projects, (c) $1.4 million in 2009 ($5.7 million in 2008) related to tangible asset impairments, and (d) $2.2 million in 2009 ($4.7 million in 2008) related to facilities and various other costs. The overall decrease in these expenses over the prior period was mainly due to a reduction in restructuring activities within our European business segment as well as the Corporate Center.

Non-Operating Results:

	Nine Months Ended		Change
(dollars in millions)	October 2, 2009	September 26, 2008	Amount	Percentage
Interest expense	$70.1	$79.3	$(9.2)	-11.7%
Interest income	(3.8)	(6.0)	2.2	-37.2%

Net interest expense	$66.3	$73.3	$(7.0)	-9.5%

Other expense (income), net	(4.3)	0.7	(5.0)

•

Net interest expense decreased during the nine months ended October 2, 2009 compared to the same period in the prior year primarily due to lower interest rates on borrowings, offset by decreased interest income on lower cash balances and a lower yield on investments.

•	Other income improved due to gains on foreign currency positions.

Income Taxes:

	Nine Months Ended		Change
(dollars in millions)	October 2, 2009	September 26, 2008	Amount	Percentage
Income from continuing operations before income taxes	$98.2	$70.7	27.5	39.0%
Provision for income taxes	54.8	61.1	(6.3)	-10.3%

Effective income tax rate	55.8%	86.5%

•

For the fiscal year ending December 31, 2009, before considering the impact of the Transactions discussed in Note 20 to our consolidated financial statements, we are projecting an effective income tax rate of approximately 65% on pre-tax income from continuing operations. The projected effective income tax rate for the fiscal year exceeds the statutory income tax rate primarily as a result of increased valuation allowances against net deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

•

We reported an effective income tax rate of 55.8% on the pre-tax income from continuing operations for the nine months ended October 2, 2009. When compared to the estimated annual effective income tax rate, the effective income tax rate for the nine months ended October 2, 2009 is lower primarily due to actual pacing of pre-tax income (loss) and income tax expense (benefit) in certain key jurisdictions. For example, the pre-tax income from continuing operations for the nine months ended October 2, 2009 includes a relatively low proportion of the projected U.S. annual pre-tax loss from continuing operations, for which no income tax benefit is claimed due to the U.S. valuation allowance.

•

We reported an effective income tax rate of 86.5% on the pre-tax income from continuing operations for the nine months ended September 26, 2008. The high effective income tax rate is primarily the result of increased valuation allowances against net deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

Discontinued operations:

	Nine Months Ended		Change
(dollars in millions)	October 2, 2009	September 26, 2008	Amount	Percentage
Income (loss) from discontinued operations	$(1.2)	$25.0	$(26.2)	-104.6%
(Benefit) provision for income taxes	(0.3)	9.5	(9.8)	-103.2%

Income (loss) from discontinued operations, net of taxes	$(0.9)	$15.5	$(16.4)	-105.5%

The loss from discontinued operations during the nine months ended October 2, 2009 includes $0.6 million related to after-tax additional one-time costs associated with the DuBois divestiture ($14.9 million after-tax income in 2008), and $0.3 million related to the Polymer divestiture ($0.6 million after-tax income in 2008).

Net Income:

Our net income increased by $17.4 million to $42.5 million for the nine months ended October 2, 2009. Excluding the negative impact of foreign currency exchange of $15.5 million, our net income increased by $32.9 million. This increase is primarily due to an increase of $12.4 million in gross profit, a decrease of $22.5 million in operating expenses, a favorable decrease in net interest expense and increase in other income, offset by a decrease in income from discontinued operations. As previously discussed, the increase in gross margin is due to pricing actions and a favorable reduction in certain raw material costs. The reduction in operating expenses is generally due to savings from our November 2005 Plan.

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

We believe that, in addition to operating profit, net income (loss), and cash flows from operating activities, EBITDA is a useful financial measurement for assessing liquidity as it provides management, investors, lenders and financial analysts with an additional basis to evaluate our ability to incur and service debt and to fund capital expenditures. In addition, various covenants under our existing senior secured credit facilities are based on EBITDA, as adjusted pursuant to the provisions of those facilities.

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

EBITDA should not be construed as a substitute for, and should be considered together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP. The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the nine months ended October 2, 2009 and September 26, 2008.

	Nine Months Ended
(dollars in millions)	October 2, 2009	September 26, 2008
Net cash provided by operating activities	$101.7	$50.2
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	40.9	110.2
Changes in deferred income taxes	(14.7)	(34.9)
Gain (loss) from divestitures	(0.7)	11.7
Gain (loss) on property disposals	(0.2)	0.1
Depreciation and amortization expense	(82.0)	(98.7)
Amortization of debt issuance costs	(3.5)	(3.7)
Interest accrued on long-term receivables-related parties	2.1	2.0
Other	(1.1)	(11.8)

Net income (loss)	42.5	25.1

Provision for income taxes	54.5	70.6
Interest expense, net	66.3	73.3
Depreciation and amortization expense	82.0	98.7

EBITDA	$245.3	$267.7

EBITDA for the nine months ended September 26, 2008, when stated on comparable 2009 exchange rates, would have been $240.4 million. Net of this negative foreign currency impact, EBITDA increased by $4.9 million for the nine months ended October 2, 2009 compared to the same period in the prior year. This was primarily due to increased gross profit arising from pricing actions and a favorable reduction in certain raw material costs, and decreases in our operating expenses.

Liquidity and Capital Resources

The following table sets forth, for the periods presented, information relating to our liquidity and capital resources as summarized from our consolidated statements of cash flows and consolidated balance sheets:

	Nine Months Ended		Change
(dollars in millions)	October 2, 2009	September 26, 2008	Amount	Percentage
Net cash provided by (used in) used in operating activities	$101.7	$50.2	$51.5	102.7%
Net cash provided by (used in) investing activities	(54.0)	39.1	(93.1)	-238.2%
Net cash used in financing activities	(22.3)	(0.6)	(21.7)	-3445.1%
Capital expenditures (1)	59.0	86.6	(27.6)	-31.9%

			Change
	October 2, 2009	December 31, 2008	Amount	Percentage
Cash and cash equivalents	$128.6	$107.8	$20.8	19.3%
Working capital (2)	537.9	438.9	99.0	22.6%
Total debt	1,099.3	1,081.8	17.5	1.6%

(1)	Includes expenditures for capitalized computer software.
(2)	Working capital is defined as net accounts receivable, plus inventories less accounts payable (including related party receivables and payables).

•

The increase in cash and cash equivalents at October 2, 2009 compared to December 31, 2008 resulted primarily from cash provided by operating activities, partially offset by approximately $59.0 million in capital expenditures and $22.0 million in dividends paid.

•

The increase in net cash provided by operating activities during the nine months ended October 2, 2009 compared to the prior period was primarily due to a decrease in operating working capital requirements (after excluding the impact of related party receivables and payables), and proceeds from the implementation of the securitization program in Europe. This was partially offset by a greater use of cash resulting from changes in other assets and liabilities.

•

The decrease in net cash provided by (used in) investing activities during the nine months ended October 2, 2009 compared to the prior period was primarily due to a decrease in proceeds from divestitures, related to the divestiture of the Auto-Chlor business in February 2008 and the divestiture of the DuBois business in September 2008. This was partially offset by lower capital expenditures in the first nine months of 2009 as compared to the same period in 2008. Our investments tend to be in dosing and feeder equipment with new and existing customer accounts as well as ongoing expenditures in information technology and manufacturing.

•	The increase in cash used in financing activities during the nine months ended October 2, 2009 compared to the prior period was due to lower proceeds from short term borrowings.

•

Working capital increased by $99.0 million during the nine months ended October 2, 2009. This includes the reclassification of related party receivables of $84.1 million and related party payables of $30.0 million as discussed in Note 20 to our consolidated financial statements. Excluding the effect of this reclassification, working capital increased by $44.9 million. This increase primarily resulted from an $18.7 million increase in inventories and a decrease of $25.1 million in accounts payable. The increase in inventories is a result of a seasonal build in inventory levels. The decrease in accounts payable is due to a number of factors, including taking advantage of negotiated discounts with vendors driven by our global strategic sourcing initiative in combination with generally lower levels of discretionary spend within SG&A.

Restricted Cash. In December 2008, the Company transferred $49.5 million to irrevocable trusts for the settlement of obligations associated with the November 2005 Restructuring Plan, a majority of which it expects to utilize during fiscal year 2009. As of October 2, 2009, we had a balance of $22.1 million classified as restricted cash in our consolidated balance sheets.

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

The senior secured credit facilities were amended and restated in December 2005. The amended facilities, among other things, permit the global restructuring under the November 2005 Plan and modify the financial covenants contained in our previous credit facilities. The amended facilities consist of a revolving loan facility in an aggregate principal amount not to exceed $175 million, including a letter of credit sub-limit of $50 million and a swingline loan sub-limit of $30 million, that matures on December 16, 2010, as well as a term loan facility that matures on December 16, 2011. In addition, the amended facilities include a committed delayed draw term facility of up to $100 million, which was fully drawn on July 14, 2006. The amended facilities also provide for an increase in the revolving credit facility of up to $25 million under specified circumstances. As of October 2, 2009, we had no borrowing and $4.8 million in letters of credit outstanding under the revolving portion of the senior secured credit facilities and therefore had the ability to borrow $170.2 million under those revolving facilities.

As of October 2, 2009, we had total indebtedness of $1.1 billion, consisting of $627.0 million of senior subordinated notes, $425.4 million of borrowings under the existing senior secured credit facilities, $8.4 million of other long-term borrowings, $38.5 million in other short-term credit lines and $4.8 million committed under letters of credit. As of October 2, 2009, we also had $178.7 million in operating lease commitments and $2.5 million in capital lease commitments.

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

Contemplated Recapitalization. As more fully discussed in Note 20 to our consolidated financial statements, on October 7, 2009, our Company, Holdings and Holdco entered into a series of agreements (all of which we refer to as the Transactions), principally designed to recapitalize the Company and Holdings. As part of the Transactions, we will use the cash equity investment from CD&R Investor to redeem substantially all of Unilever’s equity interests, restructure existing debt and pay transaction fees. The closing of the Transactions is subject to the successful refinancing of the outstanding debt of Holdings and its subsidiaries, including the Company, on terms acceptable to each of CD&R Investor, Holdco and Holdings.

Off-Balance Sheet Arrangements. The Company accounts for its accounts receivable securitization arrangements as a sale under the provisions of FASB ASC Topic 860 Transfers and Servicing.

We and certain of our subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001, as amended, whereby we and each participating subsidiary sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), our wholly owned, consolidated, special purpose, bankruptcy-remote subsidiary. JWPRC was formed for the sole purpose of buying and selling receivables generated by us and certain of our subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to non-consolidated financial institutions (the “Conduits”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduits) less the applicable reserve. As of October 2, 2009 and December 31, 2008, the size of our Receivables Facility for securitization was $50 million and $75 million, respectively.

In July 2009, the Company amended the Receivables Facility to allow for the repurchase of receivables relating to the Company’s subsidiary in the United Kingdom and extend the maturity of the program through July 14, 2010. This amendment reduced the total potential for securitization under the Receivables Facility from $75 million to $50 million.

As of October 2, 2009 and December 31, 2008, the Conduits held $29.5 million and $43.7 million, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in our consolidated balance sheets.

As of October 2, 2009 and December 31, 2008, we had a retained interest of $46.0 million and $74.7 million, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value.

For the quarter ended October 2, 2009, JWPRC’s cost of borrowing under the Receivables Facility was at a weighted average rate of 3.31% per annum.

On September 8, 2009, certain subsidiaries of the Company entered into agreements (the “European Receivables Facility”) to sell, on a continuous basis, certain trade receivables originated in the United Kingdom, France and Spain to JDER Limited (“JDER”), a wholly-owned, consolidated, special purpose, bankruptcy-remote subsidiary of the Company. JDER was formed for the sole purpose of buying and selling receivables originated by subsidiaries subject to the European Receivables Facility. JDER will sell an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “European Conduit”) for an amount equal to the value of the eligible receivables less the applicable reserve. The total amount available for securitization of trade receivables under the European Receivables Facility is € 50 million. The maturity date of the European Receivables Facility is September 8, 2012.

As of October 2, 2009, the European Conduit held $53.8 million of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheet.

As of October 2, 2009, the Company had a retained interest of $77.1 in the receivables of JDER. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheet at estimated fair value.

For the quarter ended October 2, 2009, JDER’s cost of borrowing under the European Receivables Facility was at a weighted average rate of 2.45% per annum.

The net amount of trade receivables at any time outstanding under these and any other securitization facility that we may enter into may not exceed $200 million in the aggregate.

Measurement of income tax reserve position. For the fiscal year ending December 31, 2009, we expect to increase income tax reserve liabilities by $6.9 million, resulting in total income tax reserve liabilities of $77.5 million. Total income tax reserve liabilities for which payments are expected in less than one year are $7.8 million. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to non-current income tax reserve liabilities.

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

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For our financial covenant period ended on October 2, 2009, we were in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the senior secured credit facilities.

Capital Expenditures. Capital expenditures are limited under the senior secured credit facilities to $130 million per fiscal year. To the extent that we make capital expenditures of less than the limit in any fiscal year, however, we may carry forward into the subsequent year the difference between the limit and the actual amount we expended, provided that the amounts we carry forward from the previous year will be allocated to capital expenditures in the current fiscal year only after the amount allocated to the current fiscal year is exhausted. As of October 2, 2009, we were in compliance with the limitation on capital expenditures for fiscal year 2009.

Restructuring Charges. The senior secured credit facilities limit the amount of cash payments (i) arising in connection with the November 2005 Plan at any time from fiscal year 2006 through the end of fiscal year 2009 to $355 million in the aggregate and (ii) arising in connection with permitted divestitures at any time from fiscal year 2006 through the end of fiscal year 2008 to $45 million. As of October 2, 2009, we were in compliance with the limitation on spending for restructuring and permitted divestiture-related activities.

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

Changes in Internal Control Over Financial Reporting. There has not been any change in our internal control over financial reporting during the quarter ended October 2, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1 A. RISK FACTORS

The following risk factors update and supersede some of the risk factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, and relate mainly to the Transactions.

Risks Relating to the Transactions

We may not be able to realize the anticipated benefits of the Transactions.

We believe that our success depends, in part, on our ability to realize the anticipated benefits of the Transactions and our new association with CD&R. These anticipated benefits include: (1) the receipt by Holdings of cash necessary to redeem substantially all of Unilever’s equity interests in Holdings, (2) the refinancing of substantially all of our and Holdings’ existing indebtedness and (3) the opportunity to partner operationally with CD&R, an investor that has extensive knowledge in the distribution and services business. If we are unable to realize these anticipated benefits in accordance with management’s expectations, our ability to compete in the markets that we serve may be materially impaired.

We may not be able to refinance our and Holdings’ indebtedness on acceptable terms, which is a condition to consummating the Transactions. Even if we and Holdings are able to refinance that indebtedness, the agreements governing the new indebtedness could contain significant restrictions that limit our operating and financial flexibility.

Among other conditions, the consummation of the Transactions is subject to the successful refinancing of the outstanding debt of Holdings and its subsidiaries, including us, on terms acceptable to each of CD&R Investor, Holdco and Holdings. If we or Holdings are unable to refinance our outstanding indebtedness on acceptable terms, we may not be able to consummate the Transactions and thereby realize the anticipated benefits of the Transactions, including our new association with CD&R, which could adversely affect our business and financial condition.

In addition, even if we are able to refinance our and Holdings’ outstanding indebtedness on acceptable terms, the terms of the agreements governing the new indebtedness could contain restrictions that significantly limit our operating and financial flexibility and our ability to engage in activities that may be in our best interests. If we fail to comply with the restrictions contained in the agreements governing the new indebtedness and are unable to obtain a waiver or amendment, or if a default were to exist and continue, our lenders or noteholders, as the case may be, could declare outstanding borrowings immediately due and payable or seek acceleration of our or Holdings’ new notes. Our ability to comply with these restrictions may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants, alternative sources of financing or reduce expenditures. We cannot assure you that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to us. If we are unable to comply with the terms of the agreements governing our and Holdings’ new indebtedness or, if it becomes necessary, to obtain such waivers, amendments or alternative financing, our business, financial condition and results of operations could be adversely impacted.

The consummation of the Transactions is subject to our obtaining certain regulatory approvals and clearances, and any delays in obtaining such regulatory approvals and clearances may be costly and could prevent the consummation of the Transactions.

In order to consummate the Transactions, we believe that we must obtain certain regulatory approvals and clearances, including obtaining clearance under the competition laws of the European Union. We have completed the filing of applications and notifications to obtain the required regulatory approvals and clearances and are working closely with applicable regulators to obtain such approvals and clearances on a timely basis.

If we are unable to obtain the requisite regulatory approvals and clearances on a timely basis, or at all, we may incur significant costs and could be prevented from consummating the Transactions, which could adversely affect our business and financial condition.

CD&R Investor and Holdco may have conflicts of interest with us in the future.

Following the completion of the Transactions, and assuming the exercise of the Warrant, CD&R Investor will own approximately 45.9% of the outstanding class A common stock of Holdings, our parent company, and Holdco, together with SNW, will own approximately 50.1% of the outstanding class A common stock of Holdings. Pursuant to the stockholders agreement to be entered into at the Closing, each of CD&R Investor and Holdco will have the right to designate five of Holdings’ eleven directors, Holdco will have the right to designate the chairman of Holdings’ board of directors and CD&R Investor will have the right to designate the chairman of Holdings’ executive committee. In each case, CD&R Investor or Holdco will have these rights so long as it, together with its permitted transferees and permitted assignees of equity purchase rights, owns a specified percentage of Holdings’ class A common stock. As a result, CD&R Investor and Holdco will be able to strongly influence or effectively control our decisions. See Note 20 to our consolidated financial statements.

In addition, under the certificate of incorporation of Holdings as it will be amended pursuant to the Transactions, Holdings and its subsidiaries, including us, will be prohibited from taking specified corporate actions without the prior approval of Holdings’ board of directors, CD&R Investor and Holdco. Each of CD&R Investor and Holdco will have this approval right for so long as it owns a specified percentage of Holdings’ class A common stock. Accordingly, either CD&R Investor or Holdco will be able to prevent our entry into specified transactions or taking specified actions, even if the transaction or action is otherwise beneficial to our company. The interests of CD&R Investor or Holdco may differ from those of our company in material respects. For example, either CD&R Investor or Holdco may have an interest in Holdings or its subsidiaries, including us, pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its investment in Holdings, even though such transactions might involve risks to our company.

In addition, CD&R Investor’s affiliates are in the business of making investments in companies, and may from time to time in the future acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers of our customers, subject to restrictions in the stockholders agreement. Also, either CD&R Investor or Holdco may determine that the disposition of some or all of its interests in our company would be beneficial to it at a time when such disposition could be detrimental to our company.

Further, CD&R Investor’s and Holdco’s ownership of our company following the Closing may have the effect of discouraging offers to acquire control of our company.

Risks Relating to Our Business

Our relationship with SCJ is important to our future operations.

We are party to various agreements with SCJ, including a license agreement (as expected to be amended and restated in connection with the Transactions, the “Brand License Agreement” or the “BLA”), a technology disclosure and license agreement (the “TDLA”), supply and manufacturing agreements and several leases. Under the BLA, we are granted a license to sell certain SCJ-branded products and use specified trade names and housemarks incorporating “Johnson” (including “Johnson Wax Professional”) and the name “Johnson” in combination with our owned trade name “Diversey,” in the institutional and industrial channels of trade and, subject to certain limitations, in specified channels of trade in which both our business and SCJ’s consumer business operate, which we refer to as the “cross-over” channels of trade. After the expected transition of our name from “JohnsonDiversey” to “Diversey” and our ceasing to use the “JohnsonDiversey” housemark, we will have additional rights, subject to certain limitations, to sell products in the cross-over channels of trade. Our sales in these channels of trade have historically been significant.

Under the TDLA, SCJ has granted us the right to use specified technology of SCJ. In addition, we lease our principal manufacturing facilities in Sturtevant, Wisconsin from SCJ. If we default under the BLA or TDLA and if either agreement is terminated, we will no longer be able to use the Johnson name or the technology of SCJ. Furthermore, SCJ will then have the right to terminate the leases governing our manufacturing facilities in Sturtevant, Wisconsin. Finally, in some countries, we depend on SCJ to produce or sell some of our products. If our relationship with SCJ is damaged or severed, or if SCJ were to limit significantly our rights to sell some products in specified channels of trade, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Proposed future U.S. and Netherlands income tax legislation could result in an increase in our future tax liabilities.

The Obama Administration recently announced proposed future tax legislation that could substantially modify the rules governing the U.S. taxation of certain non-U.S. subsidiaries. These potential changes include, but are not limited to: (1) limitations on the deferral of U.S. taxation of foreign earnings; (2) limitations on the ability to claim and utilize foreign tax credits; and (3) deferral of various U.S. tax deductions until non-U.S. earnings are repatriated to the United States. The Netherlands also published discussion documents that describe proposed future tax legislation that could substantially modify the rules governing income tax deductions for interest expense claimed by a Netherlands entity. Many details of the above proposals remain unknown, although if any of these proposals are enacted into law they could result in an increase in our future tax liabilities.

Future changes of indirect ownership of our company could result in an increase in our future tax liabilities.

Under existing U.S. tax law, if there is an ownership change with respect to a corporation, as defined in Section 382 of the Code, a limitation generally will be imposed on usage of certain U.S. tax attributes of such corporation (such as tax loss and credit carryforwards) at the time of the ownership change. Given the projected U.S. income tax position of our company, we currently do not expect that a limitation under Section 382 of the Code would have a material effect on our future tax liabilities. However, if circumstances change or differ from our projections, then an ownership change with respect to our company could result in an increase in our future tax liabilities.

We are subject to taxation in multiple jurisdictions. As a result, any adverse development in the tax laws of any of these jurisdictions or any disagreement with our tax positions could have a material adverse effect on our business, financial condition or results of our operations.

We are subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions as a result of the international scope of our operations and our corporate and financing structure. We are also subject to transfer pricing laws with respect to our intercompany transactions, including those relating to the flow of funds among our companies. Adverse developments in these laws or regulations, or any change in position regarding the application, administration or interpretation thereof, in any applicable jurisdiction, could have a material adverse effect on our business, financial condition or results of our operations. In addition, the tax authorities in any applicable jurisdiction, including the United States, may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions. If any applicable tax authorities, including U.S. tax authorities, were to successfully challenge the tax treatment or characterization of any of our transactions, it could have a material adverse effect on our business, financial condition or results of our operations.

The benefits from changing our company’s name to “Diversey, Inc.” may not be realized on a timely basis, or at all.

We have chosen to rename our company “Diversey, Inc.” in connection with the Closing in light of the strong brand equity we believe the Diversey name has in major markets. Based on the results of customer research, we are also changing our tag line with the intention of more effectively targeting our brand to customers in the marketplace. Although we believe that changing our company’s name and tag line will enhance our marketing capabilities, there can be no assurance that the benefits of these changes will be realized on a timely basis, or at all.

Our ability to compete effectively with other companies depends, in part, on our ability to sustain our brand equity. If we are unable to sustain the proprietary nature of our brand equity and our significant current or proposed products, we may experience decreased sales or increased operating costs, either of which would decrease our liquidity and profitability.

A relocation of our primary U.S. manufacturing facility could adversely affect our business, financial condition and results of operations.

We manufacture a significant portion of the products we sell. In connection with the Transactions, our various operating agreements with SCJ, including our lease of SCJ’s Waxdale manufacturing facility, will be amended. As amended, the lease will expire three years and six months from the Closing, and we do not expect that the lease will be renewed after expiration. Accordingly, we will need to acquire or build our own production facility. The costs of acquiring or building a new production facility could be significant. While we have extensive experience in restructuring value chain operations, this relocation may pose significant risks, which could include:

•	the risk that we may be unable to integrate successfully the relocated manufacturing operations;

•	the risk that we may be unable to coordinate management and integrate and retain employees of the relocated manufacturing operations;

•	the risk that we may face difficulties in implementing and maintaining consistent standards, controls, procedures, policies and information systems;

•	the risk that we may fail to realize anticipated synergies, economies of scale or other anticipated benefits, or to maintain operating margins;

•	potential strains on our personnel, systems and resources, and diversion of attention from other priorities; and

•	any unforeseen or contingent liabilities of the relocated manufacturing operations.

ITEM 6. EXHIBITS

2.1	Investment and Recapitalization Agreement with Form of Stockholders Agreement, dated as of October 7, 2009, by and among JohnsonDiversey Holdings, Inc., CDR Jaguar Investor Company, LLC, SNW Co., Inc. and Commercial Markets Holdco, Inc.( incorporated by reference to Exhibit 2.1 to JDI’s Form 8-K, filed with the SEC on October 14, 2009).

10.1	Receivables Purchase Agreement, dated September 8, 2009, among JDER Limited, as seller, Hannover Funding Company LLC, as purchaser, Norddeutsche Landesbank Girozentrale, as agent, and JohnsonDiversey UK Limited, JohnsonDiversey France S.A.S. and JohnsonDiversey España S.L., as originators and as servicers ( incorporated by reference to Exhibit 10.1 to JDI’s Form 8-K, filed with the SEC on September 10, 2009).

10.2	Receivables Sale Agreement, dated September 8, 2009, between JDER Limited, as assignee, and JohnsonDiversey UK Limited, as originator ( incorporated by reference to Exhibit 10.2 to JDI’s Form 8-K, filed with the SEC on September 10, 2009).

10.3	French Receivables Sale Agreement, dated September 8, 2009, between JDER Limited, as assignee, and JohnsonDiversey France S.A.S., as the French originator (incorporated by reference to Exhibit 10.3 to JDI’s Form 8-K, filed with the SEC on September 10, 2009).

10.4	Spanish Sale Agreement, dated September 8, 2009, among JohnsonDiversey España S.L., as Spanish originator, JDER Limited and Norddeutsche Landesbank Girozentrale, as agent ( incorporated by reference to Exhibit 10.4 to JDI’s Form 8-K, filed with the SEC on September 10, 2009).

10.5	Performance Guaranty Agreement, dated September 8, 2009, by JohnsonDiversey, Inc., as guarantor, in favor of Norddeutsche Landesbank Girozentrale, as agent( incorporated by reference to Exhibit 10.1 to JDI’s Form 8-K, filed with the SEC on September 10, 2009).

10.6	Redemption Agreement, dated as of October 7, 2009, by and among JohnsonDiversey Holdings, Inc., JohnsonDiversey, Inc., Commercial Markets Holdco, Inc., Unilever, N.V., Marga B.V. and Conopco, Inc. ( incorporated by reference to Exhibit 10.1 to JDI’s Form 8-K, filed with the SEC on October 14, 2009).

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSONDIVERSEY, INC.

Date: November 9, 2009	/S/ JOSEPH F. SMORADA
Joseph F. Smorada, Executive Vice President and Chief Financial Officer

JOHNSONDIVERSEY, INC.

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.