Form 10-K/A
period 2009-12-31
DIVERSEY, INC.
filed 2010-07-02
CIK 1175757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 333-97427

DIVERSEY, INC.

(Exact name of the registrant as specified in its charter)

Delaware	39-1877511
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

8310 16th Street

Sturtevant, Wisconsin 53177-0902

(Address of the Principal Executive Offices, Including Zip Code)

(262) 631-4001

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

Diversey, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Report”) to amend its annual report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 18, 2010 (the “Original Report”). The purpose of this Amended Report is to refile Exhibit 10.21 hereto in connection with a revised request to the SEC for confidential treatment of certain portions of this exhibit. Exhibit 10.21 to this Amended Report was previously filed as Exhibit 10.30 to the Original Report.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amended Report.

Except for as described above, the Company is not amending any other information contained in the Original Report, and the Company has not undertaken to update forward looking or other disclosures made in the Original Report.

2

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Amended Report:

(3)	Exhibits:

The exhibits required by Item 15 are listed in the Exhibit Index on page E-1.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 2, 2010.

Diversey, Inc.

By:	/s/ Norman Clubb
Norman Clubb, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on July 2, 2010 by the following persons on the behalf of the registrant and in the capacities indicated.

/s/ Edward F. Lonergan Edward F. Lonergan	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Norman Clubb Norman Clubb	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ P. Todd Herndon P. Todd Herndon	Vice President, Corporate Controller (Principal Accounting Officer)

/s/ S. Curtis Johnson III* S. Curtis Johnson III	Director and Chairman

/s/ James G. Berges* James G. Berges	Director

/s/ Todd C. Brown* Todd C. Brown	Director

/s/ Robert M. Howe* Robert M. Howe	Director

/s/ George K. Jaquette* George K. Jaquette	Director

/s/ Helen P. Johnson-Leipold* Helen P. Johnson-Leipold	Director

/s/ Philip W. Knisely* Philip W. Knisely	Director

/s/ Richard C. Levin* Richard C. Levin	Director

/s/ Clifton D. Louis* Clifton D. Louis	Director

/s/ Richard J. Schnall* Richard J. Schnall	Director

4

*	Norman Clubb, by signing his name hereto, does hereby sign this Form 10-K/A on behalf of each of the above-named officers and directors of Diversey, Inc., pursuant to a power of attorney executed on behalf of each such officer and director.

By:	/s/ Norman Clubb
Norman Clubb, Attorney-in-fact

5

DIVERSEY, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Investment and Recapitalization Agreement, dated as of October 7, 2009, by and among JohnsonDiversey Holdings, Inc., CDR Jaguar Investor Company, LLC, SNW Co., Inc. and Commercial Markets Holdco, Inc. (incorporated by reference to Exhibit 2.1 to Diversey, Inc.’s Form 8-K filed with the SEC on October 14, 2009 (the “October 14, 2009 Form 8-K”))

3.1	Certificate of Incorporation of Diversey, Inc. (incorporated by reference as Exhibit 3.1 to the Registration Statement on Form S-4 of Diversey, Inc. filed with the SEC on July 31, 2002 (Reg. No. 333-97427) (the “2002 Form S-4”))

3.2	Certificate of Amendment of the Certificate of Incorporation of Diversey, Inc. (incorporated by reference as Exhibit 3.2 to Diversey, Inc.’s Form 8-K filed with the SEC on March 2, 2010)

3.3	Bylaws of Diversey, Inc. (incorporated by reference as Exhibit 3.20 to the 2002 Form S-4)

4.1	Indenture, dated as of November 24, 2009, among JohnsonDiversey, Inc., the subsidiary guarantors from time to time party thereto and Wilmington Trust FSB, as trustee, relating to the 8.25% senior notes due 2019 of Diversey, Inc. (incorporated by reference as Exhibit 4.3 to Diversey, Inc.’s Form 8-K filed with the SEC on December 1, 2009 (the “December 1, 2009 Form 8-K”))

4.2	Exchange and Registration Rights Agreement, dated as of November 24, 2009, among JohnsonDiversey, Inc., the Guarantors named therein and the purchasers party thereto (incorporated by reference as Exhibit 4.4 to the December 1, 2009 Form 8-K)

10.1	Redemption Agreement, dated as of October 7, 2009, by and among JohnsonDiversey Holdings, Inc., JohnsonDiversey, Inc., Commercial Markets Holdco, Inc., Unilever, N.V., Marga B.V. and Conopco, Inc. (incorporated by reference to Exhibit 10.1 to the October 14, 2009 Form 8-K)

10.2	Amendment No. 1 to the Redemption Agreement, dated November 20, 2009 (incorporated by reference to Exhibit 10.1 to Diversey, Inc.’s Form 8-K filed with the SEC on November 25, 2009)

10.3	Stockholders Agreement, dated as of November 24, 2009, among JohnsonDiversey Holdings, Inc., Commercial Markets Holdco, Inc., SNW Co., Inc., the CD&R Investor Parties and any stockholder of Diversey Holdings, Inc. who becomes a party thereto (incorporated by reference as Exhibit 10.1 to the December 1, 2009 Form 8-K)

10.4	Indemnification Agreement, dated as of November 24, 2009, among JohnsonDiversey, Inc., JohnsonDiversey Holdings, Inc., the CD&R Investor Parties, Clayton, Dubilier & Rice Fund VIII, L.P., CD&R Friends & Family Fund VIII, L.P., CD&R and Clayton Dubilier & Rice, Inc. (incorporated by reference as Exhibit 10.2 to the December 1, 2009 Form 8-K)

10.5	Indemnification Agreement, dated as of November 24, 2009, among JohnsonDiversey, Inc., JohnsonDiversey Holdings, Inc. and Commercial Markets Holdco, Inc. (incorporated by reference as Exhibit 10.3 to the December 1, 2009 Form 8-K)

10.6	Consulting Agreement, dated November 24, 2009, among JohnsonDiversey, Inc., JohnsonDiversey Holdings, Inc. and Clayton, Dubilier & Rice, Inc. (incorporated by reference as Exhibit 10.4 to the December 1, 2009 Form 8-K)

10.7	Credit Agreement, dated as of November 24, 2009, among, inter alia, JohnsonDiversey, Inc., as a borrower, JohnsonDiversey Holdings, Inc., the lenders and issuers party thereto, as lenders, Citibank, N.A., as administrative agent, and the other parties thereto (incorporated by reference as Exhibit 10.8 to the December 1, 2009 Form 8-K)

10.8	Guaranty, dated as of November 24, 2009, made by JohnsonDiversey, Inc., JohnsonDiversey Holdings, Inc. and certain of their U.S. subsidiaries in favor of the Guarantied Parties (as defined therein) (incorporated by reference as Exhibit 10.9 to the December 1, 2009 Form 8-K)

Exhibit Number	Description of Exhibit
10.9	Guaranty, dated as of November 24, 2009, made by certain subsidiaries of JohnsonDiversey, Inc. organized outside of the United States in favor of the Guarantied Parties (as defined therein) (incorporated by reference as Exhibit 10.10 to the December 1, 2009 Form 8-K)

10.10	Pledge and Security Agreement, dated as of November 24, 2009, by the Grantors (as defined therein) in favor of the Principal Agent (as defined therein) (incorporated by reference as Exhibit 10.11 to the December 1, 2009 Form 8-K)

10.11	Asset and Equity Interest Purchase Agreement, dated May 1, 2006, by and among JD Polymer, LLC, JohnsonDiversey Holdings II B.V. and BASF Aktiengesellschaft (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Diversey, Inc. filed with the SEC on May 11, 2006 (the “May 11, 2006 Form 10-Q”))

10.12	First Amendment to Asset and Equity Interest Purchase Agreement, dated as of June 30, 2006, by and among JD Polymer, LLC, JohnsonDiversey Holdings II B.V. and BASF Aktiengesellschaft (incorporated by reference to Exhibit 99.1 to Diversey, Inc.’s Form 8-K filed with the SEC on July 7, 2006)

10.13	Umbrella Agreement in Respect of Professional Products among Unilever N.V., Unilever PLC and JohnsonDiversey, Inc., dated as of October 11, 2007 (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Diversey, Inc. filed with the SEC on November 8, 2007 (the “November 8, 2007 Form 10-Q”))*

10.14	Form of Amended and Restated Master Sales Agency Agreement among Unilever N.V., Unilever PLC and JohnsonDiversey, Inc. (incorporated by reference as Exhibit 10.2 to the November 8, 2007 Form 10-Q)*

10.15	Form of Master Sub-License Agreement in Respect of Professional Products among Unilever N.V., Unilever PLC and JohnsonDiversey, Inc. (incorporated by reference as Exhibit 10.3 to the November 8, 2007 Form 10-Q)*

10.16	Amendment No. 1 to Umbrella Agreement, dated as of November 24, 2009, among JohnsonDiversey, Inc., Unilever and Unilever PLC (incorporated by reference as Exhibit 10.5 to the December 1, 2009 Form 8-K)

10.17	Amendment No. 1 to Master Sales Agency Agreement, dated as of November 24, 2009, among JohnsonDiversey, Inc., Unilever and Unilever PLC (incorporated by reference as Exhibit 10.6 to the December 1, 2009 Form 8-K)

10.18	Amendment No. 1 to Master Sub-License Agreement, dated as of November 24, 2009, among JohnsonDiversey, Inc., Unilever and Unilever PLC (incorporated by reference as Exhibit 10.7 to the December 1, 2009 Form 8-K)

10.19	Lease Amendment, Assignment and Assumption Agreement dated as of May 1, 2006 by and among S.C. Johnson & Son, Inc., JohnsonDiversey, Inc. and JD Polymer, LLC (incorporated by reference as Exhibit 10.1 to the May 11, 2006 Form 10-Q)

10.20	Lease Assignment and Assumption Agreement dated as of May 1, 2006 by and among S.C. Johnson & Son, Inc., Diversey, Inc. and JD Polymer, LLC (incorporated by reference as Exhibit 10.1 to the May 11, 2006 Form 10-Q)

10.21	Amended and Restated Lease Agreement between S.C. Johnson & Son, Inc. and Diversey, Inc., dated as of November 24, 2009 (Waxdale Lease)*

10.22	Amended and Restated Agreement between S.C. Johnson & Son, Inc. and Diversey, Inc., dated as of November 24, 2009 (Brand License Agreement) (filed as Exhibit 10.31 to the Original Report)*^

10.23	Amended and Restated Supply Agreement between Diversey, Inc. and S.C. Johnson & Son, Inc., dated as of November 24, 2009 (S.C. Johnson & Son, Inc. as manufacturer) (filed as Exhibit 10.32 to the Original Report)*^

10.24	Receivables Sale Agreement dated as of December 10, 2008 between JohnsonDiversey Canada, Inc., as Originator and JWPR Corporation, as Buyer (incorporated by reference as Exhibit 10.18 to Diversey Inc.’s Annual Report on Form 10-K filed with the SEC on March 27, 2009 (the “March 27, 2009 Form 10-K”))

Exhibit Number	Description of Exhibit
10.25	Amended and Restated Receivables Sale Agreement dated as of December 10, 2008 between JohnsonDiversey Canada, Inc., as Originator and JWPR Corporation, as Buyer (incorporated by reference as Exhibit 10.19 to the March 27, 2009 Form 10-K)

10.26	Third Amended and Restated Receivables Purchase Agreement dated as of December 10, 2008 among JWPR Corporation, as Seller and Servicer, the Commercial Paper Conduits from time to time party thereto, as Conduits, certain Financial Institutions party thereto, and The Bank Of Nova Scotia, as a Managing Agent and as the Agent (incorporated by reference as Exhibit 10.20 to the March 27, 2009 Form 10-K)

10.27	Amendment No. 1 to Third Amended and Restated Receivables Purchase Agreement dated July 15, 2009, entered into among JWPR Corporation, as Seller and Servicer, Liberty Street Funding LLC, as the sole Conduit, and The Bank of Nova Scotia, as agent and as the sole Financial Institution (in such capacity, the “Financial Institution” and together with the Conduit, the “Purchasers”), agreed and acknowledged by Diversey, Inc. (incorporated by reference as Exhibit 10.1 to Diversey Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2009 (the “August 13, 2009 Form 10-Q”))

10.28	Amendment No. 2, dated as of August 17, 2009, to the Third Amended and Restated Receivables Purchase Agreement dated as of December 10, 2008 among JWPR Corporation, as Seller and Servicer, Liberty Street Funding LLC, as sole Conduit and The Bank of Nova Scotia as Agent and the sole Financial Institution (filed as Exhibit 10.37 to the Original Report)^

10.29	Omnibus Consent and Amendment No. 3, dated as of November 24, 2009, to the Third Amended and Restated Receivables Purchase Agreement dated as of December 10, 2008 among JWPR Corporation, as Seller and Servicer, Liberty Street Funding LLC, as sole Conduit and The Bank of Nova Scotia as Agent and the sole Financial Institution (filed as Exhibit 10.38 to the Original Report)^

10.30	Amendment No. 4, dated as of December 4, 2009, to the Third Amended and Restated Receivables Purchase Agreement dated as of December 10, 2008 among JWPR Corporation, as Seller and Servicer, Liberty Street Funding LLC, as sole Conduit and The Bank of Nova Scotia as Agent and the sole Financial Institution (filed as Exhibit 10.39 to the Original Report)^

10.31	Deed of Assignment dated July 15, 2009, entered into between JWPR Corporation and JohnsonDiversey UK Limited, agreed and acknowledged by Liberty Street Funding LLC and The Bank of Nova Scotia (incorporated by reference as Exhibit 10.2 to the August 13, 2009 Form 10-Q)

10.32	Deed of Release and Assignment of Trust Property dated July 15, 2009, entered into among JWPR Corporation as buyer, The Bank of Nova Scotia as agent, and JohnsonDiversey UK Limited as Company (incorporated by reference as Exhibit 10.5 to the August 13, 2009 Form 10-Q)

10.33	Receivables Purchase Agreement, dated September 8, 2009, among JDER Limited, as seller, Hannover Funding Company LLC, as purchaser, Norddeutsche Landesbank Girozentrale, as agent, and JohnsonDiversey UK Limited, JohnsonDiversey France S.A.S. and JohnsonDiversey España S.L., as originators and as servicers (incorporated by reference to Exhibit 10.1 to Diversey Inc.’s Form 8-K filed with the SEC on September 10, 2009 (the “September 10, 2009 Form 8-K”))

10.34	Post Closing Agreement, dated September 8, 2009, to the Receivables Purchase Agreement dated September 8, 2009 among JDER Limited, as seller, Hannover Funding Company LLC, as purchaser, Norddeutsche Landesbank Girozentrale, as agent, and JohnsonDiversey UK Limited, JohnsonDiversey France S.A.S. and JohnsonDiversey España S.L., as originators and as servicers (filed as Exhibit 10.43 to the Original Report)^

10.35	First Amendment, dated November 12, 2009, to the Receivables Purchase Agreement dated September 8, 2009 among JDER Limited, as seller, Hannover Funding Company LLC, as purchaser, Norddeutsche Landesbank Girozentrale, as agent, and JohnsonDiversey UK Limited, JohnsonDiversey France S.A.S. and JohnsonDiversey España S.L., as originators and as servicers (filed as Exhibit 10.44 to the Original Report)^

Exhibit Number	Description of Exhibit
10.36	Omnibus Amendment, dated as of November 24, 2009, to the (i) Receivables Purchase Agreement, dated as of September 8, 2009, (as amended by the Post Closing Agreement dated September 8, 2009, and the First Amendment to Receivables Purchase Agreement dated November 12, 2009), (ii) the Sale Agreements, each dated September 8, 2009, (iii) the Performance Guaranty, dated September 8, 2009 and (iv) the Intercreditor Agreement, dated September 8, 2009, by and among JDER Limited, as the seller, JohnsonDiversey UK Limited, as an originator and a servicer, JohnsonDiversey France S.A.S., as an originator and a servicer, JohnsonDiversey España S.L., as an originator and a servicer, Hannover Funding Company LLC, as the purchaser, Norddeutsche Landesbank Girozentrale, as agent, and acknowledged and agreed to by JohnsonDiversey, Inc., as performance guarantor, Citicorp USA, INC., as original senior credit agent under the Intercreditor Agreement and Citibank, N.A., as administrative agent under the Intercreditor Agreement (filed as Exhibit 10.45 to the Original Report)^

10.37	Receivables Sale Agreement, dated September 8, 2009, between JDER Limited, as assignee, and JohnsonDiversey UK Limited, as originator (incorporated by reference to Exhibit 10.2 to the September 10, 2009 Form 8-K)

10.38	French Receivables Sale Agreement, dated September 8, 2009, between JDER Limited, as assignee, and JohnsonDiversey France S.A.S., as the French originator (incorporated by reference to Exhibit 10.3 to the September 10, 2009 Form 8-K)

10.39	Spanish Sale Agreement, dated September 8, 2009, among JohnsonDiversey España S.L., as Spanish originator, JDER Limited and Norddeutsche Landesbank Girozentrale, as agent (incorporated by reference to Exhibit 10.4 to the September 10, 2009 Form 8-K)

10.40	Performance Guaranty Agreement, dated September 8, 2009, by JohnsonDiversey, Inc., as guarantor, in favor of Norddeutsche Landesbank Girozentrale, as agent (incorporated by reference to Exhibit 10.5 to the September 10, 2009 Form 8-K)

10.41	Stock Purchase Agreement by and among JWP Investments, Inc., Sorex Holdings, Ltd. and Whitmire Holdings Inc. dated as of June 9, 2004 (incorporated by reference as Exhibit 2.1 to Diversey Inc.’s Current Report on Form 8-K filed with the SEC on June 25, 2004)

10.42	Amended and Restated Performance Bonus Opportunity Plan for Key Executives and Officers (incorporated by reference as Exhibit 10.54 to Diversey Inc.’s Annual Report on Form 10-K filed with the SEC on March 22, 2007 (the “March 22, 2007 Form 10-K”))**

10.43	Long-Term Cash Incentive Plan, effective as of January 1, 2006 (incorporated by reference as Exhibit 10.56 to the March 22, 2007 Form 10-K)**

10.44	Profit Sharing Plan, effective as of January 1, 2007 (incorporated by reference as Exhibit 10.57 to the March 22, 2007 Form 10-K)**

10.45	Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and S. Curtis Johnson III, dated December 6, 2001 (incorporated by reference as Exhibit 10.30 to the 2002 Form S-4)**

10.46	Level I Employment Agreement between JohnsonDiversey, Inc. and Edward F. Lonergan, dated September 15, 2008 (incorporated by reference to Exhibit 10.1 to Diversey, Inc.’s Form 8-K filed with the SEC on September 18, 2008 (the “September 18, 2008 Form 8-K”))**

10.47	Level I Employment Agreement between JohnsonDiversey, Inc. and Scott D. Russell, dated September 15, 2008 (incorporated by reference to Exhibit 10.3 to the September 18, 2008 Form 8-K)**

10.48	Level I Employment Agreement between JohnsonDiversey, Inc. and Pedro Chidichimo, dated September 15, 2008 (incorporated by reference to Exhibit 10.4 to the September 18, 2008 Form 8-K)**

10.49	Level I Employment Agreement between JohnsonDiversey, Inc and Norman Clubb, dated January 4, 2010 (incorporated by reference as Exhibit 10.1 to Diversey Inc.’s Form 8-K filed with the SEC on January 7, 2010) **

Exhibit Number	Description of Exhibit
10.50	Employment Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and David S. Andersen, dated November 8, 1999 (incorporated by reference as Exhibit 10.36 to the 2002 Form S-4)**

10.51	Form of Level I Employment Agreement provided to certain executive officers of JohnsonDiversey, Inc. (incorporated by reference to Exhibit 10.6 to Diversey Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2008 (the “November 6, 2008 Form 10-Q”))**

10.52	Form of Level II Employment Agreement provided to certain officers of JohnsonDiversey, Inc. (incorporated by reference to Exhibit 10.7 to the November 6, 2008 Form 10-Q)**

10.53	Form of Level III Employment Agreement provided to certain officers of JohnsonDiversey, Inc. (incorporated by reference to Exhibit 10.8 to the November 6, 2008 Form 10-Q)**

10.54	Separation and Release Agreements between JohnsonDiversey, Inc. and Edward J. Kennedy, both dated November 17, 2008 (incorporated by reference as Exhibit 10.36 to the March 27, 2009 Form 10-K)**

10.55	Separation and Release Agreements between JohnsonDiversey, Inc. and Joseph F. Smorada, the former Executive Vice President and Chief Financial Officer of Diversey, Inc. and JohnsonDiversey Holdings, Inc. (incorporated by reference as Exhibit 10.1 to Diversey Inc.’s Form 8-K, filed with the SEC on January 19, 2010) **

10.56	Stock Incentive Plan and ancillary forms and agreements of JohnsonDiversey Holdings, Inc., dated as of January 11, 2010 (filed as Exhibit 10.69 to the Original Report)^

10.57	Director Stock Incentive Plan and ancillary forms and agreements of JohnsonDiversey Holdings, Inc., dated as of February 18, 2010 (filed as Exhibit 10.70 to the Original Report)^

14.1	JohnsonDiversey, Inc. Finance Officers Ethics Policy (incorporated by reference as Exhibit 14.1 to the Annual Report on Form 10-K of Diversey, Inc. filed with the SEC on April 3, 2003)

21.1	Subsidiaries of Diversey, Inc.^

24.1	Power of Attorney^

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002^

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the SEC.
**	Management contract or compensatory plan.
^	Previously filed with Diversey, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 18, 2010 (the “Original Report”).