Form 10-Q
period 2010-07-02
DIVERSEY, INC.
filed 2010-08-12
CIK 1175757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 2, 2010

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

There is no public trading market for the registrant’s common stock. As of August 6, 2010, there were 24,422 outstanding shares of the registrant’s common stock, $1.00 par value.

*	Note: The registrant’s Registration Statement on Form S-4 (333-165891) (the “Registration Statement”) was declared effective by the Securities and Exchange Commission on July 12, 2010. Prior to the effectiveness of the Registration Statement, the registrant was a voluntary filer. Accordingly, the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months but has not been subject to such filing requirements for the past 90 days.

Unless otherwise indicated, references to “Diversey,” “the Company,” “we,” “our” and “us” in this quarterly report refer to Diversey, Inc., formerly JohnsonDiversey, Inc., and its consolidated subsidiaries.

On October 7, 2009, the Company, together with its parent, Diversey Holdings, Inc., formerly JohnsonDiversey Holdings, Inc. (“Holdings”), entered into a series of agreements to recapitalize Holdings and refinance the Company’s and Holdings’ debt (the “Transactions”). The closing of the Transactions occurred on November 24, 2009. Additional information regarding the Transactions is disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (“SEC”) on March 18, 2010, as amended on July 2, 2010 on Form 10-K/A.

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

•	our ability to operate in accordance with the terms and conditions of the agreements governing the indebtedness incurred pursuant to the Transactions;

•	potential conflicts of interest that any of our indirect principal shareholders may have with us in the future;

•	our ability to sustain our brand equity subsequent to our name change to “Diversey, Inc.”

•	our ability to successfully execute and complete our restructuring program, including workforce reduction, achievement of cost savings, as well as plant closures and disposition of assets;

•	successful operation of outsourced functions, including information technology and certain financial shared services;

•	general economic and political conditions, interest rates, exposure to foreign currency risks and financial market volatility;

•	the vitality of the institutional and industrial cleaning and sanitation market and conditions affecting the industry, including health-related, political, global economic and weather-related;

•	restraints on pricing flexibility due to competitive conditions in the professional market;

•	the loss or insolvency of a significant supplier or customer, or the inability of a significant supplier or customer to fulfill their obligations to us;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets and system of internal control;

i

•	energy costs, the costs of raw materials and other operating expenses;

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	the loss of, or changes in, executive management or other key personnel;

•	natural and manmade disasters, including acts of terrorism, hostilities, war, and other such events that cause business interruptions or affect our markets;

•	the costs and effect of a relocation of manufacturing capability from our primary U.S. manufacturing facility; and

•	other factors listed from time to time in reports that we file with the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIVERSEY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	July 2, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$171,445	$249,440
Restricted cash	28,788	39,654
Accounts receivable, less allowance of $19,640 and $20,645, respectively	558,037	556,720
Accounts receivable – related parties	15,042	21,943
Due from parent	67,298	92,247
Inventories	268,974	255,989
Deferred income taxes	27,275	30,288
Other current assets	164,775	170,253
Current assets of discontinued operations	60	60

Total current assets	1,301,694	1,416,594
Property, plant and equipment, net	386,623	415,645
Capitalized software, net	50,434	53,298
Goodwill	1,166,903	1,253,704
Other intangibles, net	191,252	220,769
Other assets	135,540	148,309
Noncurrent assets of discontinued operations	—	3,919

Total assets	$3,232,446	$3,512,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$43,785	$27,661
Current portion of long-term borrowings	9,175	9,811
Accounts payable	284,370	380,378
Accounts payable – related parties	33,010	35,900
Accrued expenses	406,162	470,037
Current liabilities of discontinued operations	5,993	6,174

Total current liabilities	782,495	929,961
Pension and other post-retirement benefits	241,507	248,414
Long-term borrowings	1,288,341	1,353,631
Deferred income taxes	119,157	110,546
Other liabilities	149,910	160,361
Noncurrent liabilities of discontinued operations	4,560	4,522

Total liabilities	2,585,970	2,807,435
Commitments and contingencies
Stockholders’ equity:
Common stock – $1.00 par value; 200,000 shares authorized; 24,422 shares issued and outstanding	24	24
Class A 8% cumulative preferred stock – $100.00 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Class B 8% cumulative preferred stock – $100.00 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Capital in excess of par value	744,313	744,313
Accumulated deficit	(241,552)	(262,416)
Accumulated other comprehensive income	143,691	222,882

Total stockholders’ equity	646,476	704,803

Total liabilities and stockholders’ equity	$3,232,446	$3,512,238

The accompanying notes are an integral part of the consolidated financial statements

DIVERSEY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
	(unaudited)		(unaudited)
Net sales:
Net product and service sales	$788,146	$786,208	$1,530,071	$1,485,101
Sales agency fee income	6,171	6,346	11,906	12,065

	794,317	792,554	1,541,977	1,497,166
Cost of sales	449,222	466,625	879,657	901,890

Gross profit	345,095	325,929	662,320	595,276
Selling, general and administrative expenses	254,306	245,690	504,262	480,842
Research and development expenses	16,530	17,322	33,257	30,993
Restructuring expenses	(1,799)	6,536	(2,520)	7,243

Operating profit	76,058	56,381	127,321	76,198
Other (income) expense:
Interest expense	27,642	23,123	55,464	47,294
Interest income	(1,796)	(1,122)	(2,259)	(2,518)
Other (income) expense, net	18	(2,650)	3,754	(3,551)

Income from continuing operations before income taxes	50,194	37,030	70,362	34,973
Income tax provision	20,694	17,636	40,437	31,452

Income from continuing operations	29,500	19,394	29,925	3,521
Loss from discontinued operations, net of income taxes of $0, ($116), 0, and ($116)	(8,743)	(642)	(9,061)	(1,397)

Net income	$20,757	$18,752	$20,864	$2,124

The accompanying notes are an integral part of the consolidated financial statements

DIVERSEY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended
	July 2, 2010	July 3, 2009
	(unaudited)
Cash flows from operating activities:
Net income	$20,864	$2,124
Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	45,453	44,439
Amortization of intangibles	8,737	9,349
Amortization of debt issuance costs	5,164	2,332
Accretion of original issue discount	1,015	—
Interest accrued on long-term receivables—related parties	—	(1,422)
Deferred income taxes	17,437	12,163
Loss on disposal of discontinued operations	754	605
(Gain) loss from divestitures	101	(87)
Loss on property, plant and equipment disposals	103	108
Other	8,476	(1,231)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Accounts receivable securitization	—	7,100
Accounts receivable	(11,613)	(3,221)
Due from parent	24,950	(11)
Inventories	(30,751)	(15,676)
Other current assets	(5,712)	(23,420)
Accounts payable and accrued expenses	(110,832)	(65,286)
Other assets	3,381	(26,496)
Other liabilities	(7,528)	(9,262)

Net cash used in operating activities	(30,001)	(67,892)
Cash flows from investing activities:
Capital expenditures	(30,237)	(27,501)
Expenditures for capitalized computer software	(5,977)	(11,631)
Proceeds from property, plant and equipment disposals	3,200	7,381
Acquisitions of businesses and other intangibles	—	(1,400)
Net costs of divestiture of businesses	(855)	(634)

Net cash used in investing activities	(33,869)	(33,785)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings, net	(915)	73,622
Repayments of long-term borrowings	(4,619)	(6,958)
Payment of debt issuance costs	(4,254)	—
Dividends paid	(81)	(22,043)

Net cash provided by (used in) financing activities	(9,869)	44,621
Effect of exchange rate changes on cash and cash equivalents	(4,256)	(826)

Change in cash and cash equivalents	(77,995)	(57,882)
Beginning balance	249,440	107,818

Ending balance	$171,445	$49,936

Supplemental cash flows information
Cash paid during the period:
Interest	$53,252	$43,412
Income taxes	14,469	11,330

The accompanying notes are an integral part of the consolidated financial statements

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

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

The Company is a wholly-owned subsidiary of Diversey Holdings, Inc., formerly known as JohnsonDiversey Holdings, Inc. (“Holdings”).

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial position of the Company as of July 2, 2010 and its results of operations for the three and six months ended July 2, 2010 and cash flows for the six months ended July 2, 2010 have been included. The results of operations for the three and six months ended July 2, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010. It is recommended that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. As a public reporting company, the Company evaluates subsequent events through the date the financial statements are issued.

Except where noted, the consolidated financial statements and related notes, excluding the consolidated statements of cash flows, reflect the results of continuing operations excluding the divestiture of DuBois Chemicals (“DuBois”) and the Polymer Business segment (“Polymer Business”) (see Note 6).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Diversey, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated upon consolidation.

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

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

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

Segment Reporting

The Financial Standards Accounting Board (“FASB”) Accounting Standards CodificationTM (“ASC”) Topic 280, Segment Reporting, defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

Accordingly, Note 19 reflects segment information in conformity with the new three region model.

Hyperinflationary accounting

Effective January 11, 2010, the Venezuelan government devalued its currency (bolivar) and moved to a two- tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and to 4.30 for non-essential goods and services. The Company’s goods meet the non-essential classification.

Beginning with fiscal year 2010, the Company accounted for its Venezuelan subsidiary as hyperinflationary and used the exchange rate at which it expects to be able to remit dividends to translate its earnings and month end balance sheet. This exchange rate is currently 4.30, the official rate currently applied to non-essential goods and services. In association with the conversion, the Company recorded a pretax loss of $3,874, as a component of other (income) expense, net, during the three months ended April 2, 2010.

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

3. Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended July 2, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, that are of significance, or potential significance, to the Company.

Foreign Currency Matters (ASC Topic 830)

In May 2010, the FASB issued an Accounting Standard Update (“ASU”) to codify the SEC staff’s views on certain foreign currency issues related to investments in Venezuela. Among other things, this announcement provides background on the two acceptable inflation indices for Venezuela, states that Venezuela is now considered highly inflationary and calendar year entities that have not previously accounted for their Venezuelan investment as such should be applying highly inflationary accounting beginning January 1, 2010. As discussed in Note 2, the Company has accounted for its Venezuelan subsidiary as highly inflationary effective January 2010; this update does not impact the Company’s consolidated financial statements.

Revenue Recognition (ASC Topic 605)

In October 2009, the FASB issued an ASU on its standard on Multiple-Deliverable Revenue Arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, specifically: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. It also eliminates the residual method of allocation and requires that consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the effect that this standard may have on its financial statements.

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

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

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

International Financial Reporting Standards (“IFRS”)

In February 2010, the SEC issued a statement that reaffirms its support for the potential use of IFRS in the preparation of financial statements by U.S. registrants. It announced a work plan by which it is expected to make a determination in 2011 whether or not it will mandate the conversion to IFRS. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to review developments of the work plan.

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

An agency fee is paid by Unilever to the Company in exchange for its sales agency services. An additional fee is payable by Unilever to the Company in the event that conditions for full or partial termination of the Sales Agency Agreement are met. The Company elected, and Unilever agreed, to partially terminate the Sales Agency Agreement in several territories resulting in payment by Unilever to the Company of additional fees. In association with the partial terminations, the Company recognized sales agency fee income of $150 and $157 during the three months ended July 2, 2010 and July 3, 2009, respectively; and $309 and $305 during the six months ended July 2, 2010 and July 3, 2009, respectively.

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

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

Under the License Agreement, the Company recorded net product and service sales of $29,911 and $32,306 during the three months ended July 2, 2010 and July 3, 2009, respectively; and $60,878 and $64,234 during the six months ended July 2, 2010 and July 3, 2009, respectively.

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

The transaction closed on February 29, 2008, resulting in a net book gain of approximately $1,292 after taxes and related costs. The gain associated with these divestiture activities is included as a component of selling, general and administrative expenses in the consolidated statements of operations. In fiscal year 2009, the Company recorded adjustments related to closing costs and pension-related settlement charges, reducing the gain by $6 during the three months ended July 3, 2009, and resulting in a net gain of $87 for the six months ended July 3, 2009. In fiscal year 2010, the Company recorded adjustments related to closing costs and pension-related settlement charges, reducing the gain by $100 during the three months ended July 2, 2010, and resulting in a net gain reduction of $101 for the six months ended July 2, 2010. Additional post-closing adjustments are not anticipated to be significant.

6. Discontinued Operations

DuBois Chemicals

On September 26, 2008, the Company and JohnsonDiversey Canada, Inc., a wholly-owned subsidiary of the Company, sold substantially all of the assets of DuBois Chemicals (“DuBois”) to DuBois Chemicals, Inc. and DuBois Chemicals Canada, Inc., subsidiaries of The Riverside Company (collectively, “Riverside”), for approximately $69,700, of which, $5,000 was escrowed subject to meeting certain fiscal year 2009 performance measures and $1,000 was escrowed subject to resolution of certain environmental representations by the Company. The purchase price was also subject to certain post-closing adjustments that were based on net working capital targets. Finalization of this adjustment in the first quarter of 2009 did not require any purchase price adjustment. In July of 2009, the Company met certain environmental representations and Riverside released the $1,000 escrow to the Company. The Company and Riverside finalized the performance related adjustments during the second quarter of 2010 which did not require any purchase price adjustment.

DuBois is a North American based manufacturer and marketer of specialty chemicals, control systems and related services primarily for use by industrial manufacturers. DuBois was a non-core asset of the Company and a component of the Americas business segment. The sale resulted in a gain of approximately $14,774 ($10,696 after tax) being recorded in the fiscal year ended December 31, 2008, net of related costs. The Company recorded $561 ($444 after tax) and $705 ($588 after tax) of additional one-time costs for the three and six months ended July 3, 2009, respectively. During the three and six months ended July 2, 2010, the Company reduced the gain by $31($31 after tax) and $91 ($91after tax), respectively, as a result of additional one-time costs. Additional post-closing adjustments are not anticipated to be significant.

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

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

During the fiscal year ended December 28, 2007, the Company recorded and paid certain pension-related adjustments; adjusted net assets disposed and recorded additional closing costs, reducing the gain by $1,742 ($216 after tax gain). The Company recorded additional closing costs, reducing the gain by $192 ($226 after tax loss), during the fiscal year ended December 31, 2008. During the three and six months ended July 3, 2009, the Company recorded and refined additional closing costs reducing the gain by $7 ($8 after tax) and $16 ($17 after tax), respectively. During the three and six months ended July 2, 2010, the Company recorded and refined additional closing costs and recorded and paid certain pension-related adjustments reducing the gain by $663 ($663 after tax). The Company recorded (loss) from discontinued operations, net of tax, relating to the tolling agreement of ($8,049) and ($190) during the three months ended July 2, 2010 and July 3, 2009, respectively and ($8,307) and ($792), respectively for the six months ended July 2, 2010 and July 3, 2009.

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

The total potential for securitization of trade receivables under the Receivables Facility at July 2, 2010 and December 31, 2009 was $50,000. In December 2009, the Receivables Facility was amended to extend the maturity of the program to December 19, 2011.

As of July 2, 2010 and December 31, 2009, JWPRC sold no accounts receivable to the Conduit.

As of July 2, 2010 and December 31, 2009, the Company had a retained interest of $72,368, and $60,048, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets.

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

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

Effective January 1, 2010, the accounting treatment for the Company’s receivables securitization facilities (see Note 3) required that accounts receivable sold to the Conduit and to the European Conduit be included in accounts receivable, with a corresponding increase in short-term borrowings. Accordingly, as of July 2, 2010, the Company included $16,135 in accounts receivable and short-term borrowings on its consolidated balance sheet. Prior to the effective date of the change in accounting treatment, as of December 31, 2009, the European Conduit held $18,703, of accounts receivable that were not included in the accounts receivable balance in the Company’s consolidated balance sheet.

As of July 2, 2010 and December 31, 2009, the Company had a retained interest of $84,293 and $110,445, respectively, in the receivables of JDER. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets.

8. Income Taxes

For the fiscal year ending December 31, 2010, the Company is projecting an effective income tax rate on pre-tax income from continuing operations of approximately 57%. The projected effective income tax rate for the fiscal year exceeds the statutory income tax rate primarily as a result of increased valuation allowances against deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

The Company reported an effective income tax rate of 57.5% on pre-tax income from continuing operations for the six month period ended July 2, 2010, which is consistent with the projected effective income tax rate for the fiscal year ending December 31, 2010.

9. Inventories

The components of inventories are summarized as follows:

	July 2, 2010	December 31, 2009

Raw materials and containers	$58,917	$53,198
Finished goods	210,057	202,791

Total inventories	$268,974	$255,989

Inventories are stated in the consolidated balance sheets net of allowance for excess and obsolete inventory of $22,012 and $20,932 on July 2, 2010 and December 31, 2009, respectively.

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

10. Restructuring Liabilities

November 2005 Restructuring Program

On November 7, 2005, the Company announced a restructuring program (“November 2005 Plan”), the execution of which is expected to continue through fiscal 2010, with the associated reserves expected to be substantially paid out by the end of the fiscal year, mostly through our restricted cash balance. The November 2005 Plan has included redesigning the Company’s organizational structure, the closure of a number of manufacturing and other facilities, outsourcing the majority of information technology support worldwide, outsourcing certain financial services in Western Europe and a workforce reduction of approximately 15%.

In connection with the November 2005 Plan, the Company reduced liabilities by $1,736 and $2,457 during the three months and six months ended July 2, 2010 respectively as certain individuals, formerly expected to be severed, either were retained by the Company or resigned. Most of the reduced liabilities are associated with the European business segment and the corporate center. The Company also reduced other restructuring costs by $63 during the three months ended July 2, 2010.

In addition, and in connection with the November 2005 Plan, the Company recognized liabilities of $6,448 for the involuntary termination of 136 employees during the three months ended July 3, 2009, most of which were associated with the Greater Asia Pacific and European business segments. During the six months ended July 3, 2009, the Company recognized liabilities of $7,243 for the involuntary termination of 171 employees, most of which were associated with the Greater Asia Pacific and European business segments. The Company also recorded $88 of other restructuring costs during the three months ended July 3, 2009.

The activities associated with the November 2005 Plan for the three and six months ended July 2, 2010 were as follows:

	Employee- Related	Other	Total
Liability balances as of December 31, 2009	$46,899	$1,469	$48,368
Restructuring charges and adjustments	(721)	—	(721)
Cash paid [1]	(8,547)	(115)	(8,662)

Liability balances as of April 2, 2010	$37,631	$1,354	$38,985

Restructuring charges and adjustments	(1,736)	(63)	(1,799)
Cash paid [2]	(7,301)	(149)	(7,450)

Liability balances as of July 2, 2010	$28,594	$1,142	$29,736

[1]	Cash paid is increased by $1 due to the effects of foreign exchange.
[2]	Cash paid is reduced by $378 due to the effects of foreign exchange.

In connection with the November 2005 Plan, the Company recorded long-lived asset impairment charges of $115 and $519 for the three and six months ended July 2, 2010, respectively. In addition, and in connection with the November 2005 Plan, the Company recorded long-lived asset impairment charges of $556 for the three and six months ended July 3, 2009. The impairment charges are included in selling, general and administrative costs.

Total plan-to-date expense associated with the November 2005 Plan, by reporting segment is summarized as follows:

	Total Plan To-Date	Three Months Ended		Six Months Ended
		July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Europe	$147,797	$(1,184)	$3,919	$(1,576)	$4,840
Americas	38,720	(4)	933	(198)	1,019
Greater Asia Pacific	18,849	311	1,655	200	1,804
Other	28,780	(922)	29	(946)	(420)

	$234,146	$(1,799)	$6,536	$(2,520)	$7,243

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

In December 2009 and December 2008, the Company transferred $27,404 and $49,463, respectively, to irrevocable trusts for the settlement of certain obligations associated with the November 2005 Restructuring Plan. The Company utilized a majority of the December 2008 funds during fiscal year 2009, and it expects to utilize a majority of the remaining December 2008 and the December 2009 funds in fiscal year 2010. The Company classified the trust balances as restricted cash on its consolidated balance sheets.

11. Exit or Disposal Activities

In June 2010, the Company announced plans to transition certain accounting functions in its corporate center and certain Americas locations to a third party provider. The Company expects to execute the plan between July 2010 and December 2011. The Company also affirmed its decision to cease manufacturing operations at Waxdale, its primary U.S. manufacturing facility, and to move some production to other locations in North America, as well as pursue contract manufacturing for a portion of its product line. The timeline to transition out of Waxdale is expected to extend into fiscal 2013. In connection with these plans, the Company recognized liabilities of $6,245 for the involuntary termination of employees during the three months ended July 2, 2010, most of which are associated with the Americas business segment. The related expenses are included in selling, general and administrative expenses in the consolidated statements of operations.

12. Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of operations are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009

Foreign currency loss	$5,591	$(12,591)	$8,975	$(8,468)
Forward contracts gain	(5,440)	9,908	(8,715)	4,844
Loss on hyperinflationary country foreign currency translations	31	—	3,905	—
Other, net	(164)	33	(411)	73

	$18	$(2,650)	$3,754	$(3,551)

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

13. Defined Benefit Plans and Other Post-Employment Benefit Plans

The components of net periodic benefit costs for the Company’s defined benefit pension plans and other post-employment benefit plans for the three and six months ended July 2, 2010 and July 3, 2009, are as follows:

	Defined Pension Benefits
	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009

Service cost	$2,291	$3,468	$4,696	$6,788
Interest cost	8,299	8,650	16,960	16,994
Expected return on plan assets	(9,091)	(8,459)	(18,544)	(16,610)
Amortization of net loss	1,568	2,127	3,229	4,334
Amortization of transition obligation	53	57	111	112
Amortization of prior service credit	(371)	(224)	(757)	(438)
Curtailments, settlements and special termination benefits	4,785	1,181	4,785	1,181

Net periodic pension cost	$7,534	$6,800	$10,480	$12,361

	Other Post-Employment Benefits
	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009

Service cost	$326	$430	$653	$859
Interest cost	1,157	1,262	2,316	2,521
Amortization of net (gain) loss	(22)	20	(45)	42
Amortization of prior service credit	(51)	(50)	(102)	(100)

Net periodic benefit cost	$1,410	$1,662	$2,822	$3,322

The Company made contributions to its defined benefit pension plans of $7,516 and $15,598 during the three months ended July 2, 2010 and July 3, 2009, respectively; and $13,443 and $25,759 during the six months ended July 2, 2010 and July 3, 2009, respectively.

In June 2010, the Company recognized a settlement of defined benefits to former U.S. employees resulting in a related loss of $3,974. The Company recorded $1,996 of this loss as a component of discontinued operations, and $1,978 in selling, general and administrative expenses in the consolidated statement of operations.

In June 2010, the Company recognized a curtailment and settlement of defined benefits to former Japan employees, resulting in a related loss of $571. The Company recorded this loss in selling, general and administrative expenses in the consolidated statement of operations.

In June 2010, the Company recognized a curtailment of defined benefits to former Ireland employees resulting in a related loss of $241. The Company recorded this loss in selling, general and administrative expenses in the consolidated statement of operations.

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

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

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

At July 2, 2010, the Company held 25 foreign currency forward contracts as hedges of foreign currency denominated receivables and payables with an aggregate notional amount of $189,559. Because the terms of such contracts are primarily less than three months, the Company did not elect hedge accounting treatment for these contracts. The Company records the changes in the fair value of those contracts within other (income) expense, net, in the consolidated statements of operations. Total net realized and unrealized (gains) losses recognized on these contracts were ($5,440) and ($8,715) during the three and six months ended July 2, 2010, respectively.

As of July 2, 2010, the Company held 127 foreign currency forward contracts as hedges of forecasted foreign currency denominated sales and purchases with an aggregate notional amount of $40,162. The maximum length of time over which the Company typically hedges cash flow exposures is twelve months. To the extent that these contracts are designated and qualify as cash flow hedging instruments, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income and reclassified as a component to net income (loss) in the same period or periods during which the hedged transaction affects earnings. Net unrealized loss on cash flow hedging instruments of $240 was included in accumulated other comprehensive income, net of tax, at July 2, 2010. There was no ineffectiveness related to cash flow hedging instruments during the six months ended July 2, 2010. Unrealized gains and losses existing at July 2, 2010, which are expected to be reclassified into the consolidated statements of operations from accumulated other comprehensive income during the next year, are not expected to be significant.

At July 2, 2010 the location and fair value amounts of derivative instruments is as follows:

	Asset Derivatives		Liability Derivatives
	July 2, 2010		July 2, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under ASC Topic 815

Foreign currency forward contracts	Other current assets	$875	Accrued expenses	$1,281

Derivatives not designated as hedging instruments under ASC Topic 815

Foreign currency forward contracts	Other current assets	1,481	Accrued expenses	1,479

Total Derivatives		$2,356		$2,760

The amounts of (gain) loss recognized in accumulated Other Comprehensive Income (“OCI”) at July 2, 2010, and the amounts reclassified into income from accumulated OCI for the three and six months ended July 2, 2010 were as follows:

	Amount of (gain) loss recognized in OCI on derivatives (effective portion)		Amount of (gain) loss reclassified from accumulated OCI into income (effective portion)

Derivatives under ASC Topic 815 with cash flow hedging relationships	Six months ended July 2, 2010	Location of (gain) loss reclassified from accumulated OCI into income	Three months ended July 2, 2010	Six months ended July 2, 2010

Foreign currency forward contracts	$406	Other (income) expense, net	$168	$365

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

15. Fair Value Measurements of Financial Instruments

Financial instruments measured at fair value on a recurring basis were as follows:

	Balance at July 2, 2010	Level 1	Level 2	Level 3

Assets:
Foreign currency forward contracts	$2,356	$—	$2,356	$—

Liabilities:
Foreign currency forward contracts	$2,760	$—	$2,760	$—

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

16. Comprehensive Income (Loss)

Comprehensive income (loss) for three and six months ended July 2, 2010 and July 3, 2009 are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Net income (loss)	$20,757	$18,752	$20,864	$2,124
Foreign currency translation adjustments	(41,886)	69,283	(76,218)	21,995
Adjustments to pension and post-retirement liabilities, net of tax	(5,013)	(772)	(2,929)	4,805
Unrealized gains (losses) on derivatives, net of tax	(232)	(390)	(44)	(537)

Total comprehensive income (loss)	$(26,374)	$86,873	$(58,327)	$28,387

17. Stock-Based Compensation

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

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

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

Six Months Ended July 2, 2010
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

The summary of stock option activity during the first six months of 2010 is presented below:

	Number of Options	Exercise Price per Option [1]	Remaining Contractual Term [1] (in years)	Aggregate Intrinsic Value
Outstanding at beginning of the period	—	$—
Granted	10,719,689	10.00
Exercised	—	—
Forfeited or expired	—	—

Outstanding at end of period	10,719,689	$10.00	9.50	$25,191

Exercisable at end of period		N/A	N/A	N/A

[1]	Weighted-average

The weighted-average grant-date fair value of options granted was $3.43.

At July 2, 2010, there was $32,723 of unrecognized compensation cost related to DSUs and non-vested option compensation arrangements that is expected to be recognized as a charge to earnings over a weighted-average period of five years.

The SIP expense was $3,669 and $7,117 for the three and six months ended July 2, 2010, and is recorded as part of selling, general and administrative expenses in the consolidated statement of operations.

In conjunction with the approval of the SIP, the Company changed the LTIP from being measured on operational performance to stock appreciation for grants beginning in 2010. The new program provides for cash awards based on stock appreciation

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

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

In February 2010, Holdings approved the Holdings’ Director Stock Incentive Plan (“DIP”), which provides for the sale of Shares to certain non-employee directors of the Company, as well as the grant to these individuals of DSUs in lieu of receiving cash compensation for their services as a member of the Company’s Board of Directors. In the first six months of 2010, pursuant to the DIP, Holdings completed an equity offering of 85,000 Shares at $10 per share, and 29,167 Shares at $12 per share, to certain directors. Pursuant to the DIP, participating directors were granted 50,000 DSUs which represent rights to Shares in the first quarter of 2011, subject to the satisfaction of certain conditions at an acquisition price of $10 per share, and 8,229 DSUs at $12 per Share.

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

In connection with the acquisition of the DiverseyLever business, the Company conducted environmental assessments and investigations at DiverseyLever facilities in various countries. These investigations disclosed the likelihood of soil and/or groundwater contamination, or potential environmental regulatory matters. The Company continues to evaluate the nature and extent of the identified contamination and is preparing and executing plans to address the contamination, including the potential to recover some of these costs from Unilever under the terms of the DiverseyLever purchase agreement. As of July 2, 2010, the Company maintained related reserves of $7,100 on a discounted basis (using country specific rates ranging from 8.3% to 13.7%) and $9,700 on an undiscounted basis. The Company intends to seek recovery from Unilever under indemnification clauses contained in the purchase agreement.

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

19. Segment Information

In accordance with the new operating segments described in Note 2, business segment information is summarized as follows:

	Three Months Ended July 2, 2010
	Europe	Americas	Greater Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$409,914	$241,425	$146,337	$(3,359)	$794,317
Operating profit	47,217	26,493	9,795	(7,447)	76,058
Depreciation and amortization	10,659	5,439	3,740	5,934	25,772
Interest expense	10,274	4,462	578	12,328	27,642
Interest income	317	543	161	775	1,796
Total assets	1,771,765	583,944	511,189	365,548	3,232,446
Goodwill	716,936	205,884	196,512	47,571	1,166,903
Capital expenditures, including capitalized computer software	6,292	4,953	3,762	5,256	20,263
Long-lived assets [2]	953,527	297,865	273,027	282,317	1,806,736

	Three Months Ended July 3, 2009
	Europe	Americas	Greater Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$424,977	$233,637	$133,525	$415	$792,554
Operating profit	35,787	23,077	4,253	(6,736)	56,381
Depreciation and amortization	11,357	5,384	3,927	7,092	27,760
Interest expense	13,502	3,776	459	5,386	23,123
Interest income	1,194	347	55	(474)	1,122
Total assets	1,924,271	542,447	468,883	264,357	3,199,958
Goodwill	785,537	202,351	181,115	49,152	1,218,155
Capital expenditures, including capitalized computer software	6,653	5,091	2,863	7,454	22,061
Long-lived assets [2]	1,060,186	291,605	254,455	300,199	1,906,445

	Six Months Ended July 2, 2010
	Europe	Americas	Greater Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$815,598	$450,672	$280,314	$(4,607)	$1,541,977
Operating profit	82,755	44,521	16,673	(16,628)	127,321
Depreciation and amortization	22,052	11,588	7,428	13,122	54,190
Interest expense	21,433	8,893	1,121	24,017	55,464
Interest income	718	961	282	298	2,259
Total assets	1,771,765	583,944	511,189	365,548	3,232,446
Goodwill	716,936	205,884	196,512	47,571	1,166,903
Capital expenditures, including capitalized computer software	11,972	9,262	6,110	8,870	36,214
Long-lived assets [2]	953,527	297,865	273,027	282,317	1,806,736

	Six Months Ended July 3, 2009
	Europe	Americas	Greater Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$804,389	$440,031	$252,946	$(200)	$1,497,166
Operating profit	50,637	30,481	4,838	(9,758)	76,198
Depreciation and amortization	22,063	10,282	7,498	13,945	53,788
Interest expense	26,961	7,743	902	11,688	47,294
Interest income	2,722	786	124	(1,114)	2,518
Total assets	1,924,271	542,447	468,883	264,357	3,199,958
Goodwill	785,537	202,351	181,115	49,152	1,218,155
Capital expenditures, including capitalized computer software	13,019	9,271	4,387	12,455	39,132
Long-lived assets [2]	1,060,186	291,605	254,455	300,199	1,906,445

[1]	Eliminations/Other includes the Company’s corporate operating and holding entities, discontinued operations and corporate level eliminations and consolidating entries.
[2]	Long-lived assets includes property, plant and equipment, capital software, intangible items and investments in affiliates.

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

20. Subsidiary Guarantors of Senior Subordinated Notes

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

Condensed consolidating statements of operations for the three months ended July 2, 2010:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$151,055	$822	$659,248	$(22,979)	$788,146
Sales agency fee income	—	—	6,171	—	6,171

	151,055	822	665,419	(22,979)	794,317
Cost of sales	87,454	683	385,327	(24,242)	449,222

Gross profit	63,601	139	280,092	1,263	345,095
Selling, general and administrative expenses	51,938	(26)	202,394	—	254,306
Research and development expenses	8,059	—	8,471	—	16,530
Restructuring expense	(926)	—	(873)	—	(1,799)

Operating profit	4,530	165	70,100	1,263	76,058
Other expense (income):
Interest expense	20,701	22	11,536	(4,617)	27,642
Interest income	(2,393)	(3,358)	(662)	4,617	(1,796)
Other (income) expense, net	(44,346)	—	(394)	44,758	18

Income (loss) before taxes	30,568	3,501	59,620	(43,495)	50,194
Income tax provision	1,731	1,779	17,184	—	20,694

Income (loss) from continuing operations	28,837	1,722	42,436	(43,495)	29,500
Loss from discontinued operations, net of income taxes	(8,080)	(663)	—	—	(8,743)

Net income (loss)	$20,757	$1,059	$42,436	$(43,495)	$20,757

Condensed consolidating statements of operations for the three months ended July 3, 2009:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$137,755	$14,816	$655,626	$(21,989)	$786,208
Sales agency fee income	—	—	6,346	—	6,346

	137,755	14,816	661,972	(21,989)	792,554
Cost of sales	87,366	7,266	393,990	(21,997)	466,625

Gross profit	50,389	7,550	267,982	8	325,929
Selling, general and administrative expenses	44,918	2,733	198,039	—	245,690
Research and development expenses	8,697	—	8,625	—	17,322
Restructuring expense	201	—	6,335	—	6,536

Operating profit (loss)	(3,427)	4,817	54,983	8	56,381
Other expense (income):
Interest expense	25,886	20	14,500	(17,283)	23,123
Interest income	(9,341)	(7,849)	(1,215)	17,283	(1,122)
Other (income) expense, net	(39,180)	(4,609)	(1,149)	42,288	(2,650)

Income (loss) before taxes	19,208	17,255	42,847	(42,280)	37,030
Income tax provision	71	1,849	15,716	—	17,636

Income (loss) from continuing operations	19,137	15,406	27,131	(42,280)	19,394
Loss from discontinued operations, net of income taxes	(385)	(3)	(254)	—	(642)

Net income (loss)	$18,752	$15,403	$26,877	$(42,280)	$18,752

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

Condensed consolidating statements of operations for the six months ended July 2, 2010:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$274,658	$1,480	$1,297,160	$(43,227)	$1,530,071
Sales agency fee income	—	—	11,906	—	11,906

	274,658	1,480	1,309,066	(43,227)	1,541,977
Cost of sales	165,071	1,200	757,904	(44,518)	879,657

Gross profit	109,587	280	551,162	1,291	662,320
Selling, general and administrative expenses	94,120	(122)	410,264	—	504,262
Research and development expenses	16,249	—	17,008	—	33,257
Restructuring expense	(912)	—	(1,608)	—	(2,520)

Operating profit	130	402	125,498	1,291	127,321
Other expense (income):
Interest expense	41,229	48	23,951	(9,764)	55,464
Interest income	(3,877)	(6,748)	(1,398)	9,764	(2,259)
Other (income) expense, net	(69,721)	—	3,023	70,452	3,754

Income (loss) before taxes	32,499	7,102	99,922	(69,161)	70,362
Income tax provision	3,237	3,640	33,560	—	40,437

Income (loss) from continuing operations	29,262	3,462	66,362	(69,161)	29,925
Loss from discontinued operations, net of income taxes	(8,398)	(663)	—	—	(9,061)

Net income (loss)	$20,864	$2,799	$66,362	$(69,161)	$20,864

Condensed consolidating statements of operations for the six months ended July 3, 2009:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$263,663	$25,427	$1,239,428	$(43,417)	$1,485,101
Sales agency fee income	—	—	12,065	—	12,065

	263,663	25,427	1,251,493	(43,417)	1,497,166
Cost of sales	172,730	13,035	759,089	(42,964)	901,890

Gross profit	90,933	12,392	492,404	(453)	595,276
Selling, general and administrative expenses	82,273	5,915	392,654	—	480,842
Research and development expenses	16,721	—	14,272	—	30,993
Restructuring expense	(121)	(5)	7,369	—	7,243

Operating profit (loss)	(7,940)	6,482	78,109	(453)	76,198
Other expense (income):
Interest expense	52,988	40	29,147	(34,881)	47,294
Interest income	(18,862)	(15,694)	(2,843)	34,881	(2,518)
Other (income) expense, net	(46,738)	(10,228)	(2,469)	55,884	(3,551)

Income (loss) before taxes	4,672	32,364	54,274	(56,337)	34,973
Income tax provision	1,417	3,738	26,297	—	31,452

Income (loss) from continuing operations	3,255	28,626	27,977	(56,337)	3,521
Loss from discontinued operations, net of income taxes	(1,131)	(3)	(263)	—	(1,397)

Net income (loss)	$2,124	$28,623	$27,714	$(56,337)	$2,124

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

Condensed consolidating balance sheet at July 2, 2010:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$68,402	$200	$102,843	$—	$171,445
Restricted cash	28,788	—	—	—	28,788
Accounts receivable	3,064	669	569,346	—	573,079
Intercompany receivables	—	449,786	—	(449,786)	—
Due from parent	67,298	—	—	—	67,298
Inventories	45,321	222	223,520	(89)	268,974
Other current assets	21,112	79	181,223	(10,364)	192,050
Current assets of discontinued operations	60	—	—	—	60

Total current assets	234,045	450,956	1,076,932	(460,239)	1,301,694
Property, plant and equipment, net	76,787	286	314,329	(4,779)	386,623
Capitalized software, net	48,343	—	2,091	—	50,434
Goodwill and other intangibles, net	85,173	107,329	1,165,653	—	1,358,155
Intercompany advances	55,484	27,000	—	(82,484)	—
Other assets	65,878	—	86,112	(16,450)	135,540
Investments in subsidiaries	1,600,603	55,119	—	(1,655,722)	—
Noncurrent assets of discontinued operations	—	—	—	—	—

Total assets	$2,166,313	$640,690	$2,645,117	$(2,219,674)	$3,232,446

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$—	$122	$43,663	$—	$43,785
Current portion of long-term borrowings	4,500	—	4,675	—	9,175
Accounts payable	57,325	150	259,905	—	317,380
Intercompany payables	336,933	—	112,853	(449,786)	—
Accrued expenses	105,364	264	252,556	47,978	406,162
Current liabilities of discontinued operations	5,993	—	—	—	5,993

Total current liabilities	510,115	536	673,652	(401,808)	782,495
Intercompany note payable	—	—	120,884	(120,884)	—
Long-term borrowings	835,962	—	452,379	—	1,288,341
Other liabilities	169,200	23,043	355,067	(36,736)	510,574
Noncurrent liabilities of discontinued operations	4,560	—	—	—	4,560

Total liabilities	1,519,837	23,579	1,601,982	(559,428)	2,585,970
Stockholders’ equity	646,476	617,111	1,043,135	(1,660,246)	646,476

Total liabilities and stockholders’ equity	$2,166,313	$640,690	$2,645,117	$(2,219,674)	$3,232,446

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

Condensed consolidating balance sheet at December 31, 2009:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$84,163	$229	$165,048	$—	$249,440
Restricted cash	39,654	—	—	—	39,654
Accounts receivable	6,468	602	571,593	—	578,663
Intercompany receivables	—	458,234	—	(458,234)	—
Due from parent	92,247	—	—	—	92,247
Inventories	44,347	180	211,580	(118)	255,989
Other current assets	18,107	77	189,805	(7,448)	200,541
Current assets of discontinued operations	60	—	—	—	60

Total current assets	285,046	459,322	1,138,026	(465,800)	1,416,594
Property, plant and equipment, net	80,727	307	340,652	(6,041)	415,645
Capitalized software, net	50,851	—	2,447	—	53,298
Goodwill and other intangibles, net	86,443	107,362	1,280,668	—	1,474,473
Intercompany advances	62,585	27,097	—	(89,682)	—
Other assets	52,799	1	95,635	(126)	148,309
Investments in subsidiaries	1,627,878	60,117	—	(1,687,995)	—
Noncurrent assets of discontinued operations	3,919	—	—	—	3,919

Total assets	$2,250,248	$654,206	$2,857,428	$(2,249,644)	$3,512,238

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$—	$—	$27,661	$—	$27,661
Current portion of long-term borrowings	4,500	—	5,311	—	9,811
Accounts payable	89,357	357	325,882	682	416,278
Intercompany payables	322,987	—	135,247	(458,234)	—
Accrued expenses	124,943	4,695	296,080	44,319	470,037
Current liabilities of discontinued operations	6,174	—	—	—	6,174

Total current liabilities	547,961	5,052	790,181	(413,233)	929,961
Intercompany note payable	—	—	122,243	(122,243)	—
Long-term borrowings	837,792	—	515,839	—	1,353,631
Other liabilities	155,170	23,023	361,458	(20,330)	519,321
Noncurrent liabilities of discontinued operations	4,522	—	—	—	4,522

Total liabilities	1,545,445	28,075	1,789,721	(555,806)	2,807,435
Stockholders’ equity	704,803	626,131	1,067,707	(1,693,838)	704,803

Total liabilities and stockholders’ equity	$2,250,248	$654,206	$2,857,428	$(2,249,644)	$3,512,238

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

Condensed consolidating statement of cash flows for the six months ended July 2, 2010:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$47,374	$330	$(13,984)	$(63,721)	$(30,001)
Cash flows from investing activities:
Capital expenditures, net	(9,073)	(33)	(23,908)	—	(33,014)
Acquisitions of businesses	1,972	4,998	—	(6,970)	—
Net costs of divestiture of businesses	(192)	(663)	—	—	(855)

Net cash provided by (used in) investing activities	(7,293)	4,302	(23,908)	(6,970)	(33,869)

Cash flows from financing activities:
Proceeds from short-term borrowings	—	122	(1,037)	—	(915)
Repayments of long-term borrowings	(2,250)	—	(2,369)	—	(4,619)
Intercompany financing	2,099	6,939	(9,172)	134	—
Proceeds from (repayments of) additional paid in capital	(48,562)	(4,974)	(1,671)	55,207	—
Payment of debt issuance costs	(2,540)	—	(1,714)	—	(4,254)
Dividends paid	—	(6,749)	(8,682)	15,350	(81)

Net cash provided by (used in) financing activities	(51,253)	(4,662)	(24,645)	70,691	(9,869)

Effect of exchange rate changes on cash and cash equivalents	(4,589)	—	333	—	(4,256)

Change in cash and cash equivalents	(15,761)	(30)	(62,204)	—	(77,995)
Beginning balance	84,163	229	165,048	—	249,440

Ending balance	$68,402	$199	$102,844	$—	$171,445

Condensed consolidating statement of cash flows for the six months ended July 3, 2009:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(10,815)	$18,741	$(28,705)	$(47,113)	$(67,892)
Cash flows from investing activities:
Capital expenditures, net	(16,016)	134	(15,869)	—	(31,751)
Acquisitions of businesses	(19,487)	(12,932)	(2,004)	33,023	(1,400)
Net costs of divestiture of businesses	(252)	(16)	(366)	—	(634)

Net cash provided by (used in) investing activities	(35,755)	(12,814)	(18,239)	33,023	(33,785)

Cash flows from financing activities:
Proceeds from short-term borrowings	51,000	—	22,622	—	73,622
Repayments of long-term borrowings	(4,375)	—	(2,583)	—	(6,958)
Intercompany financing	(2,274)	5,176	(2,902)	—	—
Proceeds from (repayments of) additional paid in capital	(9,688)	12,964	20,044	(23,320)	—
Dividends paid	(21,676)	(26,157)	(11,620)	37,410	(22,043)

Net cash provided by (used in) financing activities	12,987	(8,017)	25,561	14,090	44,621

Effect of exchange rate changes on cash and cash equivalents	5,019	1,807	(7,652)	—	(826)

Change in cash and cash equivalents	(28,564)	(283)	(29,035)	—	(57,882)
Beginning balance	32,260	418	75,140	—	107,818

Ending balance	$3,696	$135	$46,105	$—	$49,936

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The following management discussion and analysis describes material changes in the financial condition and results of operations of Diversey, Inc. and its consolidated subsidiaries since December 31, 2009. This discussion should be read in conjunction with our consolidated financial statements as of, and for the three months and six months ended July 2, 2010, our annual report on Form 10-K and Form 10-K/A for the year ended December 31, 2009, and the section entitled “Forward-Looking Statements” immediately preceding Part I of this report.

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

As indicated in the following table, after excluding the impact of foreign currency exchange rates, our net sales increased by 0.4% for the three months ended July 2, 2010 compared to the three months ended July 3, 2009, and decreased by 0.3% for the six months ended July 2, 2010 compared to the six months ended July 3, 2009.

	Three Months Ended			Six Months Ended
(dollars in millions)	July 2, 2010	July 3, 2009	Change	July 2, 2010	July 3, 2009	Change

Net sales	$794.3	$792.5	0.2%	$1,542.0	$1,497.2	3.0%

Variance due to foreign currency exchange		(1.7)			50.0

	$794.3	$790.8	0.4%	$1,542.0	$1,547.2	-0.3%

The modest increase for the quarter was achieved despite continued challenging economic conditions in the developed markets of Western Europe, North America and Japan. While the global economic environment continues to be difficult, the Company realized an increase in sales in Europe, effectively flat sales in the Americas and consecutive quarters of sales growth in Greater Asia Pacific. Our sales performance has been driven by the consistent application of successful pricing strategies, improved customer contract compliance and customer acquisitions. In particular, emerging markets across the world and global equipment sales have demonstrated stable growth trends since the beginning of fiscal 2010. We continue to believe that our differentiated value proposition, complemented by our diversified customer base, has allowed us to effectively execute our sales strategies and should help mitigate continued market uncertainty.

As indicated in the following table, the Company’s gross profit percentage improved significantly for the second quarter of 2010 compared to the second quarter of 2009.

Margin on Net Sales Three Months Ended		Margin on Net Sales Six Months Ended
July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009

43.4%	41.1%	43.0%	39.8%

The 230 basis point improvement in margin in the second quarter of this year compared to last year was largely the result of successful implementation of price increases, improvement in product and customer mix, and a favorable reduction in certain raw material costs, including phosphorous materials, caustic soda and chelates. In addition, margins were enhanced through successful implementation of our restructuring program along with structural improvements built in to our global sourcing activities. This included more efficient materials purchasing, improvements in our manufacturing and logistics footprint, rationalizing the number of product offerings, eliminating low margin products, and implementing internal processes to more effectively monitor customer profitability.

As of July 2, 2010, we were in compliance with the financial covenants under the credit agreement for our new senior secured credit facilities and indentures. We believe that our cash flows from continuing operations, together with available cash on hand, borrowings available under our new senior secured credit facilities, and the proceeds from our receivables securitization facilities will generate sufficient cash flow to meet our liquidity needs for the foreseeable future. We believe that the global economy is gradually recovering from the credit crisis and recession. We are not able to predict whether market conditions will continue to improve or deteriorate, or how long such changes will last or will affect our business or our customers’ businesses going forward.

During the second quarter of 2010, we continued to make significant progress with the operational restructuring of our Company in accordance with the November 2005 Plan. Key activities during this quarter included the continued transition to a new organizational model in our Europe region, and the continued progress on various supply chain optimization projects to improve capacity utilization and efficiency. Our November 2005 restructuring program activity will be winding down in 2010, with the associated reserves expected to be substantially paid out by the end of the fiscal year, mostly through our restricted cash balance.

In conjunction with its ongoing operational efficiency efforts, the Company announced plans to transition certain accounting functions in its corporate center and North America location to a third party provider. The Company expects to execute the plan between July 2010 and December 2011. The Company also affirmed its decision to cease manufacturing operations at Waxdale, its primary U.S. manufacturing facility, and to move some production to its other locations in North America, as well as to pursue contract manufacturing for a portion of its product line. The timeline to transition out of Waxdale is not certain, but is expected to extend into fiscal 2013.

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

There have been no other material changes to the Company’s critical accounting policies as described in its Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2009.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 to the consolidated financial statements in Part I, Item I of this report.

Three Months Ended July 2, 2010 Compared to Three Months Ended July 3, 2009

Net Sales:

	Three Months Ended		Change
(dollars in millions)	July 2, 2010	July 3, 2009	Amount	Percentage

Net product and service sales	$788.1	$786.2	$1.9	0.2%
Sales agency fee income	6.2	6.3	(0.1)	-2.8%

	794.3	792.5	1.8	0.2%

Variance due to foreign currency exchange		(1.7)	1.7

	$794.3	790.8	$3.5	0.4%

•

The comparability of net sales reported in the two periods is affected by the impact of foreign exchange rate movements. As measured against prior year’s results, the strengthening of the U.S. dollar against the euro and certain other foreign currencies resulted in a $1.7 million decline in net sales in the second quarter of 2010.

•

Excluding the impact of foreign currency exchange rates, net sales increased by 0.4%. The modest increase for the quarter was achieved despite continued challenging economic conditions in the developed markets of Western Europe, North America and Japan. While the global economic environment continues to be difficult, the Company realized an increase in sales in Europe, effectively flat sales in the Americas and consecutive quarters of sales growth in Greater Asia Pacific. Our sales performance has been driven by the consistent application of successful pricing strategies, improved customer contract compliance and customer acquisitions. In particular, emerging markets across the world and global equipment sales have demonstrated stable growth trends since the beginning of fiscal 2010. We continue to believe that our differentiated value proposition, complemented by our diversified customer base has allowed us to effectively execute our sales strategies and should help mitigate continued market uncertainty. The following is a review of the sales performance for each of our regions:

•

In our Europe, Middle East and Africa markets, net sales increased by 0.3% in the second quarter of 2010 versus the same period last year. While we continue to experience favorable increases in emerging markets and in equipment sales, primarily in the Building Managers/Service Contractors sector, the stagnant economic conditions have presented challenges. We experienced lower volumes in Western Europe, particularly in the lodging and food service sectors, that were substantially offset by pricing and new customer acquisitions. In the food and beverage sector, we experienced growth in formulated chemicals, offset by the strategic exit of lower margin commodity sales and consumption challenges in the beverage market.

•

In our Americas region, net sales decreased by 0.1% in the second quarter of 2010 versus the same period last year. Key emerging markets continued to achieve sales growth during the quarter compared to the same period last year, which offset lower sales in the United States and Canada largely due to the significant impact of H1N1 virus related sales in the comparable prior period. We expect a continued trend of consumption growth in emerging markets to be partially offset by ongoing softness and economic uncertainty in many sectors of the U.S. marketplace.

•

In our Greater Asia Pacific region, net sales improved by 3.0% in the second quarter of 2010 versus the same period last year. Growth in this region is led by China and India, which experienced strong volume improvements across sectors and whose expanding economies reflect strengthening consumer demand. In these markets, we experienced sales growth in the food and beverage sector due to customer acquisitions, while favorable occupancy rates helped sustain growth in the lodging sector. Equipment sales across various customer sectors continue to show favorable increases. Our growth trends in emerging markets are offset by volume decreases in Japan, consistent with certain other developed markets and the strategic shift away from commodity-based sales in our Japanese food and beverage sector. The region expects continued sales growth as economic recovery and consumer demand is restored and as we continue our focus on key customer acquisitions and emerging markets.

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

Gross Profit:

Our gross profit and gross profit percentages for the three months ended July 2, 2010 and July 3, 2009 were as follows:

	Three Months Ended		Change
(dollars in millions)	July 2, 2010	July 3, 2009	Amount	Percentage

Gross Profit	$345.1	$325.9	$19.2	5.9%

Gross profit as a percentage of net sales	43.4%	41.1%

•

The comparability of gross profit between the two periods is affected by the impact of foreign exchange rate movements. As measured against the same period in the prior year, the strengthening of the U.S. dollar against the euro and certain other foreign currencies resulted in a $1.5 million decline in gross profit.

•	Our gross profit percentage improved by 230 basis points in the second quarter of 2010 compared to the second quarter of 2009.

•

The 230 basis point improvement in margin was largely the result of successful implementation of price increases, improvement in product and customer mix, and a favorable reduction in certain raw material costs, including phosphorous materials, caustic soda and chelates. In addition, margins were enhanced through successful implementation of our restructuring program along with structural improvements built in to our global sourcing activities. This included more efficient materials purchasing, improvements in our manufacturing and logistics footprint, rationalizing the number of product offerings, eliminating low margin products, and implementing internal processes to more effectively monitor customer profitability.

Operating Expenses:

	Three Months Ended		Change
(dollars in millions)	July 2, 2010	July 3, 2009	Amount	Percentage

Selling, general and administrative expenses	$254.3	$245.7	$8.6	3.5%
Research and development expenses	16.5	17.3	$(0.8)	-4.6%
Restructuring expenses (credits)	(1.8)	6.5	$(8.3)	-127.5%

	$269.0	269.5	$(0.5)	-0.2%

As a percentage of net sales:
Selling, general and administrative expenses	32.0%	31.0%
Research and development expenses	2.1%	2.2%
Restructuring expenses (credits)	-0.2%	0.8%

	33.9%	34.0%

Operating expenses. The comparability of operating expenses between the two periods is affected by the impact of foreign exchange rate movements. As measured against the same period in the prior year, the strengthening of the U.S. dollar against the euro and certain other foreign currencies resulted in a $1.5 million decline in operating expenses.

•

Selling, general and administrative expenses. Included in selling, general and administrative expenses are period costs associated with the November 2005 Plan in the amounts of $3.9 million and $7.0 million for the second quarter of 2010 and 2009, respectively.

Selling, general and administrative expenses as a percentage of net sales were 32.0% for the second quarter of 2010 and 31.0% for the same period in the prior year. Excluding the impact of foreign currency, selling, general and administrative expenses increased by $9.8 million during the second quarter of 2010 compared to the same period in the prior year. This increase is primarily due to $9.0 million of charges consisting of (a) employee termination costs of $6.2 million related to the Company’s decision to move certain accounting functions to a third party provider and the relocation of its Waxdale manufacturing capability, and (b) $2.8 million related to pension settlement losses and curtailment costs.

•

Research and development expenses. Excluding the impact of foreign currency, research and development expenses decreased by $0.4 million during the second quarter of 2010 compared to the same period in the prior year.

•

Restructuring expenses (credits). Excluding the impact of foreign currency, restructuring expenses decreased by $8.4 million during the second quarter of 2010 compared to the same period in the prior year, primarily due to the winding down of restructuring efforts and adjustments of previously recorded restructuring reserves.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan for the quarters ended July 2, 2010 and July 3, 2009, and since inception of the program in November 2005, is outlined below:

	Three Months Ended		Total Project to Date
(dollars in millions)	July 2, 2010	July 3, 2009	July 2, 2010

Reserve balance at beginning of period	$39.0	$50.4	$—
Restructuring expenses (credits)	(1.8)	6.5	234.5
Payments of accrued costs	(7.5)	(11.5)	(204.8)

Reserve balance at end of period	$29.7	$45.4	$29.7

Period costs classified as selling, general and administrative expenses	3.9	7.0	309.0
Period costs classified as cost of sales	0.2	0.3	6.7
Capital expenditures	0.2	7.2	87.8

•

During the second quarter of 2010 and 2009, we recorded $(1.8) million and $6.5 million, respectively, of restructuring expenses (credits) related to our November 2005 Plan, consisting primarily of involuntary termination costs. Restructuring activities under the November 2005 Plan are expected to wind down during 2010 and the credit balance represent adjustments and clarification to previously recorded reserves.

•

Period costs of $3.9 and $7.0 million for 2010 and 2009, respectively, included in selling, general and administrative expenses and $0.2 million and $0.3 million for 2010 and 2009, respectively, included in cost of sales pertained to: (a) $1.7 million in 2010 ($6.3 million in 2009) for personnel related costs of employees and consultants associated with restructuring initiatives, (b) $0.3 million of facilities related costs (($2.0) million gain on sale of a manufacturing facility in Europe net of other facilities related costs in 2009), (c) $0.5 million in 2010 ($1.1 million in 2009) for value chain and cost savings projects, (d) $0.2 million in 2010 ($0.9 million in 2009) related to asset impairments, and (e) $1.4 million in 2010 ($1.0 million in 2009) related to various other costs. The overall decrease in these expenses over the prior period was due to a reduction in restructuring activities within our Greater Asia Pacific and Americas segments as well as the Corporate Center which was partially offset by an increase in expenses within the Europe segment.

Non-Operating Results:

	Three Months Ended		Change
(dollars in millions)	July 2, 2010	July 3, 2009	Amount	Percentage

Interest expense	$27.6	$23.1	$4.5	19.5%
Interest income	(1.8)	(1.1)	(0.7)	-60.1%

Net interest expense	$25.8	$22.0	$3.8	17.5%

Other (income) expense, net	0.0	(2.7)	2.7	100.7%

•

Net interest expense increased in the second quarter of 2010 compared to the same period in the prior year primarily due to higher loan principal balances, offset by an increase in interest income resulting from the accrual of interest on the Due from Parent balance.

•	The change in other (income) expense, net is mainly due to gains on foreign currency positions in 2009.

Income Taxes:

	Three Months Ended		Change
(dollars in millions)	July 2, 2010	July 3, 2009	Amount	Percentage

Income from continuing operations	$50.2	$37.0	$13.2	35.5%
Provision for income taxes	20.7	17.6	3.1	17.3%

Effective income tax rate	41.2%	47.6%

•

For the fiscal year ending December 31, 2010, we are projecting an effective income tax rate of approximately 57% on pre-tax income from continuing operations. The projected effective income tax rate for the fiscal year exceeds the statutory income tax rate primarily as a result of increased valuation allowances against net deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

•

We reported an effective income tax rate of 41.2% on the pre-tax income from continuing operations for the second quarter ended July 2, 2010. When compared to the estimated annual effective income tax rate, the effective income tax rate for the fiscal quarter ended July 2, 2010 is lower primarily due to certain income tax expense (benefit) amounts that were recorded as discrete items during the period, rather than included in the annual effective income tax rate.

•

We reported an effective income tax rate of 47.6% on the pre-tax income from continuing operations for the second quarter ended July 3, 2009. The high effective income tax rate is primarily the result of increased valuation allowances against deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

Discontinued operations:

	Three Months Ended		Change
(dollars in millions)	July 2, 2010	July 3, 2009	Amount	Percentage

Loss from discontinued operations	$(8.7)	$(0.7)	(8.0)	-1149.0%
Benefit from income taxes	—	(0.1)	0.1	100.0%

Loss from discontinued operations, net of taxes	$(8.7)	$(0.6)	(8.1)	-1261.8%

The loss from discontinued operations during the three months ended July 2, 2010 includes $0.7 million in additional closing costs and certain pension-related adjustments ($0.0 million in 2009) related to the divestiture of Polymer business and $8.0 million related to the Polymer tolling agreement ($0.2 million after-tax loss in 2009). The amount of loss from discontinued operations in the second quarter of 2009 also includes after-tax additional one-time costs associated with the Dubois divestiture.

Net income:

Our net income of $20.8 million for the second quarter of 2010 represents an improvement of $2.0 million from the second quarter of 2009. The impact of foreign currency exchange in the quarter was negligible. The increase in net income is primarily due to an increase of $20.7 million in gross profit, offset by increases of $3.8 million in net interest expense, $3.0 million in income tax expense and $8.1 million in loss from discontinued operations and a decrease of $2.8 in other income. As previously discussed, the increase in gross margin is due to pricing action and a favorable reduction in certain raw material costs. The increase in net interest expense is mainly due to higher loan principal balances and decreased interest income caused by lower yield on investments. The increase in income tax expense is due to actual pacing of pre-tax income (loss) and increases in reserves for uncertain tax positions. The decrease in other income is mainly due to gains on foreign currency positions in 2009.

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

EBITDA should not be construed as a substitute for, and should be considered together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP. The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the three months ended July 2, 2010 and July 3, 2009.

	Three Months Ended
(dollars in millions)	July 2, 2010	July 3, 2009

Net cash flows provided by (used in) operating activities	$11.4	$(53.8)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	50.3	107.9
Changes in deferred income taxes	(8.4)	(5.0)
Depreciation and amortization expense	(25.8)	(27.8)
Amortization of debt issuance costs	(2.6)	(1.1)
Accretion of original issue discount	(0.4)	—
Interest accrued on long-term receivables-related parties	—	0.7
Other, net	(3.7)	(2.1)

Net Income	20.8	18.8

Provision for income taxes	20.7	17.5
Interest expense, net	25.8	22.0
Depreciation and amortization expense	25.8	27.8

	$93.1	$86.1

EBITDA, net of negligible foreign currency impact, improved by $7.0 million for the second quarter ended July 2, 2010 compared to the same period in the prior year. This was primarily due to increased gross profit arising from pricing actions, favorable reduction in certain raw material costs and cost savings from successful implementation of our restructuring program and offset by an increase in selling, general and administrative expenses primarily due to employee termination costs from implementing operational efficiency activities.

Credit Agreement EBITDA. For the purpose of calculating compliance with our financial covenants, the credit agreement for our New Senior Secured Credit Facility (see discussion in Liquidity and Capital Resources, Debt and Contractual Obligations) requires us to use a financial measure called Credit Agreement EBITDA, which is calculated as follows:

(dollars in millions)
EBITDA	$93.1
Restructuring related costs	1.1
Acquisition and divestiture adjustments	8.7
Non-cash and other items, net	11.1
Compensation adjustment	5.4

Credit Agreement EBITDA	$119.4

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

Six Months Ended July 2, 2010 Compared to Six Months Ended July 3, 2009

Net Sales:

	Six Months Ended		Change
(dollars in millions)	July 2, 2010	July 3, 2009	Amount	Percentage

Net product and service sales	$1,530.1	$1,485.1	$45.0	3.0%
Sales agency fee income	11.9	12.1	(0.2)	-1.3%

	1,542.0	1,497.2	44.8	3.0%
Variance due to foreign currency exchange		50.0	(50.0)

	$1,542.0	1,547.2	$(5.2)	-0.3%

•

The comparability of net sales reported in the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against prior period’s results, the weaker U.S. dollar against the euro and certain other foreign currencies resulted in a $50.0 million increase in net sales.

•

Excluding the impact of foreign currency exchange rates, net sales decreased by 0.3%, primarily a result of one less selling day in the fiscal semester compared to the same period last year, and reflecting the current challenging global economic conditions. The following is a review of the sales performance for each of our segments:

•

In our Europe, Middle East and Africa markets, net sales decreased by 0.4% during the six months ended July 2, 2010 compared to the same period in the prior year. The overall decrease was a result of one less selling day in the fiscal semester. While we gained sales in emerging markets, we experienced a decline in sales volume in Western Europe primarily as a result of the stressed economic conditions and lower consumption, substantially offset by pricing and new customer acquisitions. Equipment sales grew despite the challenging marketplace, offset by sales declines in the lodging and food service sectors. We will continue to pursue the successful execution of our sales strategies to mitigate these economic challenges.

•

In our Americas region, net sales decreased by 2.2% during the six months of 2010 versus the same period last year. We experienced growth in our key emerging markets during the semester compared to the same period last year, while sales in the United States and Canada were adversely affected by the exit from underperforming applications in the food and beverage sector and the significant impact of H1N1 virus related sales in the comparable prior period. We expect consumption growth in emerging markets to be partially offset by ongoing softness and economic uncertainties in many sectors of the U.S. marketplace.

•

In our Greater Asia Pacific region, net sales increased by 3.4% during the six months of 2010 versus the same period last year. This increase is mainly due to strong volume improvements across sectors in China and India. We experienced sales growth in the food and beverage sector due to customer acquisitions. This region also delivered growth in the lodging sector, related to improved occupancy rates, as well as general improvement in equipment sales across various customer sectors. Our growth trends in emerging markets are offset by volume decreases in Japan, consistent with certain other developed markets. The region expects sales growth as economic recovery and consumer demand is restored and as we continue our focus on key customer acquisitions and emerging markets.

•

Sales Agency Fee and License Agreement. As explained in Note 4 to our consolidated financial statements, the Company entered into an Umbrella Agreement with Unilever consisting of a new sales agency (“Sales Agency Agreement”) and License Agreement, which became effective January 1, 2008, and unless otherwise terminated or extended, will expire on December 31, 2017.

The amounts of Sales Agency Fees and License Agreement revenues earned under these agreements are reported in the preceding tables.

Gross Profit:

Our gross profit percentages for the six months ended July 2, 2010 and July 3, 2009 were as follows:

	Six Months Ended		Change
(dollars in millions)	July 2, 2010	July 3, 2009	Amount	Percentage

Gross Profit	$662.3	$595.3	$67.0	11.3%

Gross profit as a percentage of net sales	43.0%	39.8%

•

The comparability of gross profit between the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against prior period’s results, the weaker U.S. dollar against the euro and certain other foreign currencies resulted in a $17.7 million increase in gross profit.

•	Our gross profit percentage (based on net sales as reported) increased by 320 basis points for the six months of 2010 compared to the same period in the prior year.

•

The 320 basis point improvement in margin was largely the result of continuing successful implementation of price increases, improvement in product and customer mix, and a favorable reduction in certain raw material costs, including phosphorous materials, caustic soda and chelates. In addition, margins were enhanced through continuing successful implementation of our restructuring program along with structural improvements built in to our global sourcing activities. This included more efficient materials purchasing, improvements in our manufacturing and logistics footprint, rationalizing the number of product offerings, eliminating low margin products, and implementing internal processes to more effectively monitor customer profitability.

Operating Expenses:

	Six Months Ended		Change
(dollars in millions)	July 2, 2010	July 3, 2009	Amount	Percentage

Selling, general and administrative expenses	$504.3	$480.8	$23.5	4.9%
Research and development expenses	33.3	31.0	2.3	7.3%
Restructuring expenses (credits)	(2.5)	7.2	(9.7)	-134.8%

	$535.1	$519.0	$16.1	3.1%

As a percentage of net sales:
Selling, general and administrative expenses	32.7%	32.1%
Research and development expenses	2.2%	2.1%
Restructuring expenses (credits)	-0.2%	0.5%

	34.7%	34.7%

Operating expenses. The comparability of operating expenses between the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against prior period’s results, the weaker U.S. dollar against the euro and certain other foreign currencies resulted in a $15.3 million increase in operating expenses.

•

Selling, general and administrative expenses. Included in selling, general and administrative expenses are period costs associated with the November 2005 Plan, in the amounts of $6.7 and $12.8 for the first six months of 2010 and 2009, respectively.

Selling, general and administrative expenses as a percentage of net sales were 32.7% for the six months ended July 2, 2010 compared to 32.1% for the same period in the prior year. Excluding the impact of foreign currency, selling, general and administrative costs increased $8.2 million during the six months ended July 2, 2010, compared to the same period in the prior year. This increase is primarily due to $9.0 million of charges consisting of (a) employee termination costs of $6.2 million related to the Company’s decision to move certain accounting functions to a third party provider and the relocation of its Waxdale manufacturing capability, and (b) $2.8 million related to pension settlement losses and curtailment costs.

•

Research and development expenses. Excluding the impact of foreign currency, research and development expenses increased by $2.2 million during the first six months of 2010 compared to the same period in the prior year, the majority of which is related to the addition of engineering resources.

•

Restructuring expenses (credits). Excluding the impact of foreign currency, restructuring expenses decreased by $9.6 million during the second quarter of 2010 compared to the same period in the prior year, primarily due to the winding down of restructuring efforts and adjustments of previously recorded restructuring reserves.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan for the six months ended July 2, 2010 and July 3, 2009, and since inception of the program in November 2005, is outlined below:

	Six Months Ended		Total Project to Date
(dollars in millions)	July 2, 2010	July 3, 2009	July 2, 2010

Reserve balance at beginning of period	$48.4	$60.1	$—
Restructuring expenses (credits)	(2.5)	7.2	234.5
Payments of accrued costs	(16.2)	(21.9)	(204.8)

Reserve balance at end of period	$29.7	$45.4	$29.7

Period costs classified as selling, general and administrative expenses	6.7	12.8	309.0
Period costs classified as cost of sales	0.5	0.7	6.7
Capital expenditures	2.2	11.5	87.8

•

During the first six months of 2010 and 2009, we recorded $(2.5) million and $7.2 million, respectively, of restructuring expenses (credits) related to our November 2005 Plan. Costs for the first six months of both 2010 and 2009 consist primarily of involuntary termination costs. Restructuring activities under the November 2005 Plan are expected to wind down during 2010 and the credit balance represent adjustments and clarification to previously recorded reserves.

•

Period costs of $6.7 and $12.8 million for 2010 and 2009, respectively, included in selling, general and administrative expenses and $0.5 million and $0.7 million for 2010 and 2009, respectively, included in cost of sales pertained to: (a) $3.3 million in 2010 ($9.7 million in 2009) for personnel related costs of employees and consultants associated with restructuring initiatives, (b) $0.3 million of facilities related costs in 2010 ($(1.9) million gain on sale of a manufacturing facility in Europe net of other facilities related costs in 2009), (c) $1.2 million in 2010 ($2.1 million in 2009) for value chain and cost savings projects, (d) $1.0 million in 2010 ($1.3 million in 2009) related to asset impairments, and (e) $1.4 million in 2010 ($2.3 million in 2009) related to various other costs. The overall decrease in these expenses over the prior period was due to a reduction in restructuring activities within our Greater Asia Pacific and Americas segments as well as the Corporate Center which was partially offset by an increase in expenses within the Europe segment.

Non-Operating Results:

	Six Months Ended		Change
(dollars in millions)	July 2, 2010	July 3, 2009	Amount	Percentage

Interest expense	$55.5	$47.3	$8.2	17.3%
Interest income	(2.3)	(2.5)	0.2	10.3%

Net interest expense	$53.2	$44.8	$8.4	18.8%

Other (income) expense, net	3.8	(3.6)	7.4	208.5%

•	Net interest expense increased during the six months ended July 2, 2010 compared to the same period in the prior year primarily due to higher loan principal balances.

•

The change in other (income) expense, net, is due to the recognition of $3.9 million in foreign currency loss resulting from our adoption of highly inflationary accounting for our Venezuelan subsidiary and gains on foreign currency positions in 2009.

Income Taxes:

	Six Months Ended		Change
(dollars in millions)	July 2, 2010	July 3, 2009	Amount	Percentage

Income from continuing operations	$70.4	$35.0	$35.4	101.2%
Provision for income taxes	40.4	31.5	8.9	28.2%

Effective income tax rate	57.5%	89.9%

•

For the fiscal year ending December 31, 2010, we are projecting an effective income tax rate of approximately 57%. The projected effective income tax rate for the fiscal year exceeds the statutory income tax rate primarily as a result of increased valuation allowances against net deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

•

We reported an effective income tax rate of 57.5% on the pre-tax income from continuing operations for the six months ended July 2, 2010, which is consistent with the projected effective income tax rate for the fiscal year ending December 31, 2010.

•

We reported an effective income tax rate of 89.9% on the pre-tax income from continuing operations for the six months ended July 3, 2009. The high effective income tax rate is primarily the result of increased valuation allowances against net deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

Discontinued operations:

	Six Months Ended		Change
(dollars in millions)	July 2, 2010	July 3, 2009	Amount	Percentage

Loss from discontinued operations	$(9.1)	$(1.5)	$(7.6)	-505.3%
Benefit from income taxes	—	(0.1)	0.1	100.0%

Loss from discontinued operations, net of taxes	$(9.1)	$(1.4)	$(7.7)	-548.6%

The loss from discontinued operations during the six months ended July 2, 2010 includes $0.7 million in additional closing costs and certain pension-related adjustments ($0.0 million in 2009) related to the divestiture of Polymer business and $8.3 million related to the Polymer tolling agreement ($0.8 million after-tax loss in 2009). The amount of loss from discontinued operations in the first semester of 2009 also includes after-tax additional one-time costs associated with the Dubois divestiture.

Net Income:

Our net income of $20.9 million for the first half of 2010 represents an improvement of $18.7 million from the first half of 2009. Excluding the negative impact of foreign currency exchange of $1.4 million, our net income increased by $20.1 million This increase is primarily due to an increase of $49.3 million in gross profit, offset by increases of $8.3 million in net interest expense, $8.9 million in income tax expense and $7.6 million in loss from discontinued operations and a decrease of $3.8 million in other income. As previously discussed, the increase in gross margin is due to pricing action and a favorable reduction in certain raw material costs. The increase in net interest expense is mainly due to higher loan principal balances and decreased interest income caused by lower yield on investments. The increase in income tax expense is due to actual pacing of pre-tax income (loss) and increases in reserves for uncertain tax positions. The decrease in other income is mainly due to the recognition of $3.9 million in foreign currency loss resulting from our adoption of highly inflationary accounting for our Venezuelan subsidiary and gains on foreign currency positions in 2009.

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

EBITDA should not be construed as a substitute for, and should be considered together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP. The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the six months ended July 2, 2010 and July 3, 2009.

	Six Months Ended
(dollars in millions)	July 2, 2010	July 3, 2009

Net cash flows used in operating activities	$(30.0)	$(67.9)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	138.1	136.3
Changes in deferred income taxes	(17.4)	(12.2)
Depreciation and amortization expense	(54.2)	(53.8)
Amortization of debt issuance costs	(5.2)	(2.3)
Accretion of original issue discount	(1.0)	—
Interest accrued on long-term receivables-related parties	—	1.4
Other, net	(9.4)	0.6

Net income	20.9	2.1

Provision for income taxes	40.4	31.4
Interest expense, net	53.2	44.8
Depreciation and amortization expense	54.2	53.8

	$168.7	$132.1

EBITDA, net of foreign currency impact, increased by $36.4 million for the six months ended July 2, 2010 compared to the same period in the prior year. This was primarily due to increased gross profit arising from pricing actions, favorable reduction in certain raw material costs and cost savings from successful implementation of our restructuring program and offset by an increase in selling, general and administrative expenses primarily due to employee termination costs from implementing operational efficiency activities.

Credit Agreement EBITDA. For the purpose of calculating compliance with our financial covenants, the credit agreement for our New Senior Secured Credit Facility (see discussion in Liquidity and Capital Resources, Debt and Contractual Obligations) requires us to use a financial measure called Credit Agreement EBITDA, which is calculated as follows:

(dollars in millions)
EBITDA	$168.7
Restructuring related costs	1.9
Acquisition and divestiture adjustments	9.1
Non-cash and other items, net	21.6
Compensation adjustment	10.2

Credit Agreement EBITDA	$211.5

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

Liquidity and Capital Resources

The following table sets forth, for the periods presented, information relating to our liquidity and capital resources as summarized from our consolidated statements of cash flows and consolidated balance sheets:

	Six Months Ended		Change
(dollars in millions)	July 2, 2010	July 3, 2009	Amount	Percentage

Net cash used in operating activities	$(30.0)	$(67.9)	$37.9	55.8%
Net cash used in investing activities	(33.9)	(33.8)	(0.1)	-0.2%
Net cash provided by (used in) financing activities	(9.9)	44.6	(54.5)	-122.1%
Capital expenditures	36.2	39.1	(2.9)	-7.5%

	As of		Change
	July 2, 2010	December 31, 2009	Amount	Percentage
Cash and cash equivalents	$171.4	$249.4	$(78.0)	-31.3%
Working capital*	524.7	418.4	106.3	25.4%
Total debt	1,341.3	1,391.1	(49.8)	-3.6%

*	Working capital is defined as net accounts receivable, plus inventories less accounts payable.

•

The decrease in cash and cash equivalents at July 2, 2010 compared to December 31, 2009 resulted primarily from cash used in operating activities and approximately $36.2 million in capital expenditures offset by $3.2 million in proceeds from property and equipment disposals.

•	The decrease in net cash used in operating activities during the six months ended July 2, 2010 compared to the prior period was primarily due to an increase in net income.

•

The increase in cash flow used in financing activities during the six months ended July 2, 2010 compared to the prior period was mainly due to lower levels of short term borrowings during the current period.

•

Working capital increased by $106.3 million during the six months ended July 2, 2010. This increase resulted primarily from a decrease of $98.9 million in accounts payable, a $13.0 million increase in inventories offset by a decrease of $5.6 million in accounts receivable. We continue to effectively manage our receivable collection programs and have been successful in reducing days outstanding leading to the decrease in accounts receivable. The increase in inventories is a result of a seasonal build in inventory levels. The decrease in accounts payable is due to a number of factors, including taking advantage of negotiated discounts with vendors driven by our global strategic sourcing initiative.

Restricted Cash. In December 2009 and December 2008, we transferred $27.4 million and $49.5 million, respectively to the revocable trusts for the settlement of obligations associated with the November 2005 Restructuring Plan, a majority of which it expected to be utilized by the end of fiscal 2010. As of July 2, 2010, we have $28.8 million classified as restricted cash in our consolidated balance sheets.

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

The new facility (“New Senior Secured Credit Facility”) consists of (a) a revolving loan facility in an aggregate principal amount not to exceed $250.0 million, including a letter of credit sub-limit of $50.0 million and a swingline loan sub-limit of $30.0 million, that matures on November 24, 2014, and (b) term loan facilities in US dollars, euros and Canadian dollars maturing on November 24, 2015 (“New Term Loans”). The New Senior Secured Credit Facility also provides for an increase in the revolving credit facility of up to $50.0 million under specified circumstances. The revolving facility will mature on November 24, 2014. As of July 2, 2010, we had $4.8 million in letters of credit outstanding under the revolving portion of the New Senior Secured Credit Facility and therefore had the ability to borrow an additional $245.2 million under this revolving facility.

The net proceeds of the New Term Loans, after deducting the original issue discount of $15.0 million, but before offering expenses and other debt issuance costs, were approximately $985.0 million. The New Term Loans will mature on November 24, 2015 and will amortize in quarterly installments of 1.0% per annum with the balance due at maturity.

Borrowings under the New Senior Secured Credit Facility bear interest based on LIBOR, EURIBOR, the BA rate or Base Rate (all as defined in the credit agreement to the New Senior Secured Facility), plus an agreed upon margin that adjusts based on the Company’s leverage ratio, and subject to a floor rate. As of July 2, 2010, the U.S. dollar denominated borrowings bear interest at 5.5%, which is LIBOR plus 350 basis points, subject to a minimum LIBOR floor of 2.00%. The Canadian dollar denominated borrowings bear interest at 5.5%, which is the BA rate plus 350 basis points, subject to a minimum BA floor of 2.00%. The euro denominated borrowings bear interest at 6.5%, which is EURIBOR plus 425 basis points, subject to a EURIBOR floor of 2.25%. Interest is generally payable quarterly in arrears.

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

We pay interest on our New Senior Notes on May 15 and November 15 of each year, beginning on May 15, 2010. Our New Senior Notes will mature on November 15, 2019.

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

In connection with the issuance and sale of the New Senior Notes, the Company entered into an exchange and registration rights agreement, dated as of November 24, 2009, pursuant to which the Company agreed to either offer to exchange the New Senior Notes for substantially similar notes that are registered under the Securities Act of 1933 or, in certain circumstances, register the resale of the New Senior Notes. In compliance with this agreement, on July 14, 2010, the Company, upon the declaration of effectiveness by the SEC on July 12, 2010 of its registration statement filed on Form S-4, as amended, commenced an exchange offer whereby the notes will be exchanged for new notes registered under the Securities Act of 1933 (“New Diversey Senior Notes”). The terms of the New Diversey Senior Notes will be substantially identical to the terms of the old notes, except that the New Diversey Senior Notes will be registered under the Securities Act and will not be subject to restrictions on transfer or provisions relating to additional interest. The exchange offer was completed on August 11, 2010.

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

The total potential for securitization of trade receivables under the Receivables Facility at July 2, 2010 and December 31, 2009 was $50.0 million. In December 2009, the Receivables Facility was amended to extend the maturity of the program to December 19, 2011.

As of July 2, 2010 and December 31, 2009, JWPRC sold no accounts receivable to the Conduit.

As of July 2, 2010 and December 31, 2009, the Company had a retained interest of $72.4 million and $60.1 million, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets.

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

Effective January 1, 2010, the accounting treatment for the Company’s receivables securitization facilities (see Note 3) required that accounts receivable sold to the European Conduit be included in accounts receivable, with a corresponding increase in short-term borrowings. Accordingly, as of July 2, 2010, the Company included $16.1 million in accounts receivable and short-term borrowings on its consolidated balance sheet. Prior to the effective date of the change in accounting treatment, as of December 31, 2009, the European Conduit held $18.7 million of accounts receivable that were not included in the accounts receivable balance in the Company’s consolidated balance sheet.

As of July 2, 2010 and December 31, 2009, the Company had a retained interest of $84.3 million and $110.4 million, respectively, in the receivables of JDER. The retained interest is also included in the accounts receivable balance and is reflected in the consolidated balance sheets.

For the six months ended July 2, 2010, JDER’s cost of borrowing under the European Receivables Facility was at a weighted average rate of 3.54% per annum.

The net amount of trade receivables at any time outstanding under these and any other securitization facility that we may enter into may not exceed $200.0 million in the aggregate.

As of July 2, 2010, we had total indebtedness of $1.357 billion, consisting of $400.0 million of New Senior Notes, $912.9 million of borrowings under the New Senior Secured Credit Facility, $16.1 million in borrowing under our accounts receivable securitization facilities and $27.7 million in other short-term credit lines. In addition, we had $166.5 million in operating lease commitments, $1.8 million in capital lease commitments and $4.8 million committed under letters of credit.

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

Our operations are subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in the countries where we conduct business. Sales and expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect product prices and operating costs. Consequently, we engage in hedging activities, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. See Notes 14 and 15 to the consolidated financial statements for gains and losses associated with these contracts.

Measurement of income tax reserve position. For the fiscal year ending December 31, 2010, we expect to increase income tax reserve liabilities by $2.7 million, resulting in total income tax reserve liabilities of $60.2 million. Total income tax reserve liabilities for which payments are expected in less than one year are $8.7 million. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to non-current income tax reserve liabilities.

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

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For our financial covenant period ended on July 2, 2010, we were in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the credit agreement for our New Senior Secured Credit Facility.

Capital Expenditures. Capital expenditures are limited under the New Senior Secured Credit Facility (with certain exceptions) to $150.0 million per fiscal year. To the extent that we make capital expenditures of less than the limit in any fiscal year, however, we may carry forward into the subsequent year the difference between the limit and the actual amount we expended, provided that the amounts we carry forward from the previous year will be allocated to capital expenditures in the current fiscal year only after the amount allocated to the current fiscal year is exhausted. As of July 2, 2010, we were in compliance with the limitation on capital expenditures for fiscal year 2010.

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

In connection with the issuance and sale of the Holdings Senior Notes, Holdings entered into an exchange and registration rights agreement, dated as of November 24, 2009, with the purchasers party thereto, pursuant to which Holdings agreed to either offer to exchange the Holdings Senior Notes for substantially similar notes that are registered under the Securities Act of 1933 or, in certain circumstances, register the resale of the Holdings Senior Notes. In compliance with this agreement, on July 14, 2010, the Company, upon the declaration of effectiveness by the SEC on July 12, 2010 of its registration statement filed on Form S-4, as amended, commenced an exchange offer whereby the notes will be exchanged for new notes registered under the Securities Act of 1933 (“New Holdings Senior Notes”). The terms of the New Holdings Senior Notes will be substantially identical to the terms of the old notes, except that the New Holdings Senior Notes will be registered under the Securities Act and will not be subject to restrictions on transfer or provisions relating to additional interest. The exchange offer was completed on August 11, 2010.

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

Changes in Internal Control Over Financial Reporting. There has not been any change in our internal control over financial reporting during the quarter ended July 2, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSEY, INC.

Date: August 12, 2010	/s/ Norman Clubb
Norman Clubb, Executive Vice President and Chief Financial Officer

DIVERSEY, INC.

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.