Form 10-Q
period 2010-10-01
DIVERSEY, INC.
filed 2010-11-15
CIK 1175757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2010

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

There is no public trading market for the registrant’s common stock. As of November 05, 2010, there were 24,422 outstanding shares of the registrant’s common stock, $1.00 par value.

Unless otherwise indicated, references to “Diversey,” “the Company,” “we,” “our” and “us” in this quarterly report refer to Diversey, Inc., formerly JohnsonDiversey, Inc., and its consolidated subsidiaries.

On October 7, 2009, the Company, together with its parent, Diversey Holdings, Inc., formerly JohnsonDiversey Holdings, Inc. (“Holdings”), entered into a series of agreements to recapitalize Holdings and refinance the Company’s and Holdings’ debt (the “Transactions”). The closing of the Transactions occurred on November 24, 2009. Additional information regarding the Transactions and the Company is disclosed in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2009, and Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“SEC”) on March 18, 2010, July 2, 2010 and May  27, 2010, respectively.

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

•	our ability to operate in accordance with the terms and conditions of the agreements governing the indebtedness incurred pursuant to the Transactions;

•	potential conflicts of interest that any of our indirect principal shareholders may have with us in the future;

•	our ability to sustain our brand equity subsequent to our name change to “Diversey, Inc.”

•	our ability to successfully execute and complete our restructuring program, including workforce reduction, achievement of cost savings, as well as plant closures and disposition of assets;

•	successful operation of outsourced functions, including information technology and certain financial shared services;

•	general economic and political conditions, interest rates, exposure to foreign currency risks and financial market volatility;

•	the vitality of the institutional and industrial cleaning and sanitation market and conditions affecting the industry, including health-related, political, global economic and weather-related;

•	restraints on pricing flexibility due to competitive conditions in the professional market;

•	the loss or insolvency of a significant supplier or customer, or the inability of a significant supplier or customer to fulfill their obligations to us;

i

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets and system of internal control;

•	energy costs, the costs of raw materials and other operating expenses;

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	the loss of, or changes in, executive management or other key personnel;

•	natural and manmade disasters, including acts of terrorism, hostilities, war, and other such events that cause business interruptions or affect our markets;

•	the costs and effect of a relocation of manufacturing capability from our primary U.S. manufacturing facility; and

•	other factors listed from time to time in reports that we file with the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIVERSEY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	October 1, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$217,474	$249,440
Restricted cash	23,064	39,654
Accounts receivable, less allowance of $21,681 and $20,645, respectively	586,717	556,720
Accounts receivable – related parties	10,021	21,943
Due from parent	13,834	92,247
Inventories	283,667	255,989
Deferred income taxes	30,342	30,288
Other current assets	174,373	170,253
Current assets of discontinued operations	60	60

Total current assets	1,339,552	1,416,594
Property, plant and equipment, net	403,556	415,645
Capitalized software, net	48,848	53,298
Due from parent—non current	52,327	—
Goodwill	1,251,018	1,253,704
Other intangibles, net	201,274	220,769
Other assets	142,393	148,309
Noncurrent assets of discontinued operations	—	3,919

Total assets	$3,438,968	$3,512,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$46,663	$27,661
Current portion of long-term borrowings	9,596	9,811
Accounts payable	304,539	380,378
Accounts payable – related parties	27,271	35,900
Accrued expenses	467,591	470,037
Current liabilities of discontinued operations	3,846	6,174

Total current liabilities	859,506	929,961
Pension and other post-retirement benefits	250,073	248,414
Long-term borrowings	1,277,519	1,353,631
Deferred income taxes	115,540	110,546
Other liabilities	155,087	160,361
Noncurrent liabilities of discontinued operations	5,000	4,522

Total liabilities	2,662,725	2,807,435
Commitments and contingencies
Stockholders' equity:
Common stock – $1.00 par value; 200,000 shares authorized; 24,422 shares issued and outstanding	24	24
Class A 8% cumulative preferred stock – $100.00 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Class B 8% cumulative preferred stock – $100.00 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Capital in excess of par value	744,313	744,313
Accumulated deficit	(198,452)	(262,416)
Accumulated other comprehensive income	230,358	222,882

Total stockholders’ equity	776,243	704,803

Total liabilities and stockholders’ equity	$3,438,968	$3,512,238

The accompanying notes are an integral part of the consolidated financial statements

DIVERSEY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
	(unaudited)		(unaudited)
Net sales:
Net product and service sales	$776,308	$808,231	$2,306,379	$2,293,332
Sales agency fee income	7,264	7,206	19,170	19,271

	783,572	815,437	2,325,549	2,312,603
Cost of sales	455,433	463,015	1,335,090	1,364,905

Gross profit	328,139	352,422	990,459	947,698
Selling, general and administrative expenses	224,693	251,925	728,955	732,767
Research and development expenses	15,572	15,598	48,829	46,591
Restructuring expenses	173	919	(2,347)	8,162

Operating profit	87,701	83,980	215,022	160,178
Other (income) expense:
Interest expense	30,549	22,764	86,013	70,058
Interest income	(1,292)	(1,242)	(3,551)	(3,760)
Other (income) expense, net	(871)	(765)	2,883	(4,316)

Income from continuing operations before income taxes	59,315	63,223	129,677	98,196
Income tax provision	15,086	23,370	55,523	54,822

Income from continuing operations	44,229	39,853	74,154	43,374
Income (loss) from discontinued operations, net of income taxes of $0, ($196), $0, and ($312)	(1,129)	540	(10,190)	(857)

Net income	$43,100	$40,393	$63,964	$42,517

The accompanying notes are an integral part of the consolidated financial statements

DIVERSEY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended
	October 1, 2010	October 2, 2009
	(unaudited)
Cash flows from operating activities:
Net income	$63,964	$42,517
Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	70,999	67,658
Amortization of intangibles	13,101	14,361
Amortization of debt issuance costs	9,997	3,502
Accretion of original issue discount	2,272	—
Interest accrued on long-term receivables—related parties	—	(2,138)
Deferred income taxes	8,265	14,693
Loss on disposal of discontinued operations	842	713
Loss from divestitures	108	19
Loss on property, plant and equipment disposals	353	173
Other	7,478	1,109
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Accounts receivable securitization	—	39,610
Accounts receivable	807	(28,585)
Due from parent	26,086	(5)
Inventories	(29,439)	(5,939)
Other current assets	(4,813)	(24,663)
Accounts payable and accrued expenses	(73,641)	12,359
Other assets	(2,014)	(31,214)
Other liabilities	(19,276)	(2,434)

Net cash provided by operating activities	75,089	101,736
Cash flows from investing activities:
Capital expenditures	(45,866)	(43,397)
Expenditures for capitalized computer software	(8,690)	(15,591)
Proceeds from property, plant and equipment disposals	2,642	7,681
Acquisitions of businesses and other intangibles	—	(1,612)
Cash from unconsolidated affiliates	598	—
Net costs of divestiture of businesses	(950)	(1,044)

Net cash used in investing activities	(52,266)	(53,963)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings, net	(1,351)	8,999
Repayments of long-term borrowings	(56,382)	(6,958)
Payment of debt issuance costs	(4,254)	(2,261)
Dividends paid	(80)	(22,043)

Net cash used in financing activities	(62,067)	(22,263)
Effect of exchange rate changes on cash and cash equivalents	7,278	(4,683)

Change in cash and cash equivalents	(31,966)	20,827
Beginning balance	249,440	107,818

Ending balance	$217,474	$128,645

Supplemental cash flows information
Cash paid during the period:
Interest, net	$68,456	$48,560
Income taxes	27,353	22,644

The accompanying notes are an integral part of the consolidated financial statements

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

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

The Company is a wholly-owned subsidiary of Diversey Holdings, Inc., formerly known as JohnsonDiversey Holdings, Inc. (“Holdings”).

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial position of the Company as of October 1, 2010 and its results of operations for the three and nine months ended October 1, 2010 and cash flows for the nine months ended October 1, 2010 have been included. The results of operations for the three and nine months ended October 1, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010. It is recommended that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2010. As a public reporting company, the Company evaluates subsequent events through the date the financial statements are issued.

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

October 1, 2010

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

Segment reclassification and restatement. As a result of the integration of certain of the Company’s equipment business into the Americas segment, revenues, expenses and assets associated with the transfer have been reclassified from Eliminations/Other to the Americas segment. This reclassification is consistent with changes in the Company’s organizational reporting structure effective in the third quarter of 2010, and reflects the chief operating decision maker’s approach to assessing performance and asset allocation. Prior period results have been restated for consistency with this change in structure. See Note 19 for additional information.

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

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

services. In association with the conversion, the Company recorded a pretax loss of $3,874, as a component of other (income) expense, net, during the three months ended April 2, 2010.

Effective interest method

The Company amortizes the discount and related capitalized debt issuance costs on its loans under the effective interest method, which is based on a schedule of anticipated cash flows over the terms of the various debt instruments. Under this method, periodic amortization changes in relation to changes in expected cash flows. In the third quarter of fiscal 2010, as a result of an early optional principal payment of $50,000 on a portion of the Company’s indebtedness, the Company accelerated amortization of original issue discounts and capitalized debt issuance costs, resulting in a $2,491 increase in interest expense in the consolidated statement of operations.

3. Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended October 1, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, that are of significance, or potential significance, to the Company.

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

Revenue Recognition (ASC Topic 605)

In October 2009, the FASB issued an ASU on its standard on Multiple-Deliverable Revenue Arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, specifically: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. It also eliminates the residual method of allocation and requires that consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted this guidance at the beginning of the current fiscal quarter and its adoption did not impact the consolidated financial statements.

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

October 1, 2010

(Unaudited)

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

An agency fee is paid by Unilever to the Company in exchange for its sales agency services. An additional fee is payable by Unilever to the Company in the event that conditions for full or partial termination of the Sales Agency Agreement are met. The Company elected, and Unilever agreed, to partially terminate the Sales Agency Agreement in several territories resulting in payment by Unilever to the Company of additional fees. In association with the partial terminations, the Company recognized sales agency fee income of $154 and $164 during the three months ended October 1, 2010 and October 2, 2009, respectively; and $463 and $470 during the nine months ended October 1, 2010 and October 2, 2009, respectively.

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

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

An additional fee is payable by Unilever to the Company in the event that conditions for full or partial termination of the License Agreement are met. The Company elected, and Unilever agreed, to partially terminate the License Agreement in several territories resulting in payment by Unilever to the Company of additional fees. In association with the partial terminations, the Company recognized sales income of $78 during the three and nine months ended October 1, 2010.

Under the License Agreement, the Company recorded net product and service sales of $30,233 and $35,671 during the three months ended October 1, 2010 and October 2, 2009, respectively; and $91,111 and $99,905 during the nine months ended October 1, 2010 and October 2, 2009, respectively.

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

The transaction closed on February 29, 2008, resulting in a net book gain of approximately $1,292 after taxes and related costs. The gain associated with these divestiture activities is included as a component of selling, general and administrative expenses in the consolidated statements of operations. In fiscal year 2009, the Company recorded adjustments to closing costs and pension-related settlement charges, reducing the gain by $106 and $19 during the three and nine months ended October 2, 2009, respectively. In fiscal year 2010, the Company recorded adjustments related to closing costs and pension-related settlement charges, reducing the gain by $7 during the three months ended October 1, 2010, and resulting in a net gain reduction of $108 for the nine months ended October 1, 2010. Additional post-closing adjustments are not anticipated to be significant.

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

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

the Company. The Company and Riverside finalized the performance related adjustments during the second quarter of 2010 which did not require any purchase price adjustment.

DuBois is a North American based manufacturer and marketer of specialty chemicals, control systems and related services primarily for use by industrial manufacturers. DuBois was a non-core asset of the Company and a component of the Americas business segment. The sale resulted in a gain of approximately $14,774 ($10,696 after tax) being recorded in the fiscal year ended December 31, 2008, net of related costs. The Company reduced the gain by $122 ($37 after tax income) and $827 ($551 after tax) of additional one-time costs, pension-related settlement charges partially offset by proceeds from the environmental escrow, for the three and nine months ended October 2, 2009, respectively. During the three and nine months ended October 1, 2010, the Company reduced the gain by $0 ($0 after tax) and $91 ($91 after tax), respectively, as a result of additional one-time costs. Additional post-closing adjustments are not anticipated to be significant.

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

During the fiscal year ended December 28, 2007, the Company recorded and paid certain pension-related adjustments; adjusted net assets disposed and recorded additional closing costs, reducing the gain by $1,742 ($216 after tax gain). The Company recorded additional closing costs, reducing the gain by $192 ($226 after tax loss), during the fiscal year ended December 31, 2008. During the three and nine months ended October 2, 2009, the Company recorded and refined additional closing costs and pension-related settlement charges reducing the gain by $182 ($145 after tax) and $198 ($162 after tax), respectively. During the three and nine months ended October 1, 2010, the Company recorded and refined additional closing costs and recorded and paid certain pension-related adjustments reducing the gain by $88 ($88 after tax) and $751 ($751 after tax). The Company recorded a loss from discontinued operations, net of tax, relating to the tolling agreement of ($1,041) and $648 during the three months ended October 1, 2010 and October 2, 2009, respectively and ($9,348) and ($144) respectively for the nine months ended October 1, 2010 and October 2, 2009.

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

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

receivables (as defined under the receivables sale agreement between JWPRC and the Conduit) less the applicable reserve.

The total potential for securitization of trade receivables under the Receivables Facility at October 1, 2010 and December 31, 2009 was $50,000. In December 2009, the Receivables Facility was amended to extend the maturity of the program to December 19, 2011.

As of October 1, 2010 and December 31, 2009, JWPRC sold no accounts receivable to the Conduit.

As of October 1, 2010 and December 31, 2009, the Company had a retained interest of $65,683, and $60,048, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets.

In October 2010, JWPRC gave notice to the Conduit of its intention to terminate the Receivables Facility effective November 2010.

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

Effective January 1, 2010, the accounting treatment for the Company’s receivables securitization facilities (see Note 3) required that accounts receivable sold to the Conduit and to the European Conduit be included in accounts receivable, with a corresponding increase in short-term borrowings. Accordingly, as of October 1, 2010, the Company included $ 17,699 in accounts receivable and short-term borrowings on its consolidated balance sheet. Prior to the effective date of the change in accounting treatment, as of December 31, 2009, the European Conduit held $18,703, of accounts receivable that were not included in the accounts receivable balance in the Company’s consolidated balance sheet.

As of October 1, 2010 and December 31, 2009, the Company had a retained interest of $93,496 and $110,445, respectively, in the receivables of JDER. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets.

In October 2010, JDER gave notice to the European Conduit of its intention to terminate the European Receivables Facility effective November 2010.

8. Income Taxes

For the fiscal year ending December 31, 2010, the Company is projecting an effective income tax rate on pre-tax income from continuing operations of approximately 51%. The projected effective income tax rate for the fiscal year exceeds the statutory income tax rate primarily as a result of increased valuation allowances against deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

The Company reported an effective income tax rate of 42.8% on pre-tax income from continuing operations for the nine month period ended October 1, 2010. When compared to the estimated annual effective income tax

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

rate, the effective income tax rate for the nine months ended October 1, 2010 is lower primarily due to certain income tax expense (benefit) amounts that were recorded as discrete items during the period, rather than included in the annual effective income tax rate.

9. Inventories

The components of inventories are summarized as follows:

	October 1, 2010	December 31, 2009

Raw materials and containers	$56,951	$53,198
Finished goods	226,716	202,791

Total inventories	$283,667	$255,989

Inventories are stated in the consolidated balance sheets net of allowance for excess and obsolete inventory of $23,615 and $20,932 on October 1, 2010 and December 31, 2009, respectively.

10. Restructuring Liabilities

November 2005 Restructuring Program

On November 7, 2005, the Company announced a restructuring program (“November 2005 Plan”), the execution of which is expected to continue through fiscal 2011, with the associated reserves expected to be substantially paid out through our restricted cash balance. The November 2005 Plan has included redesigning the Company’s organizational structure, the closure of a number of manufacturing and other facilities, outsourcing the majority of information technology support worldwide, outsourcing certain financial services in Western Europe and a workforce reduction of approximately 15%.

In connection with the November 2005 Plan, the Company added liabilities of $176 for the involuntary termination of 8 employees during the three months ended October 1, 2010, most of which are associated with the European business segment. During the nine months ended October 1, 2010, the Company reduced liabilities by ($2,281) as certain individuals, formerly expected to be severed, either were retained by the Company or resigned. Most of the reduced liabilities are associated with the European business segment. The Company also reduced other restructuring costs by $3 and $66 during the three and nine months ended October 1, 2010.

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

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

The activities associated with the November 2005 Plan for the three and nine months ended October 1, 2010 were as follows:

	Employee- Related	Other	Total
Liability balances as of December 31, 2009	$46,899	$1,469	$48,368
Restructuring charges and adjustments	(721)	—	(721)
Cash paid [1]	(8,547)	(115)	(8,662)

Liability balances as of April 2, 2010	$37,631	$1,354	$38,985

Restructuring charges and adjustments	(1,736)	(63)	(1,799)
Cash paid [2]	(7,301)	(149)	(7,450)

Liability balances as of July 2, 2010	$28,594	$1,142	$29,736

Restructuring charges and adjustments	176	(3)	173
Cash paid [3]	(2,013)	57	(1,956)

Liability balances as of October 1, 2010	$26,757	$1,196	$27,953

1 Cash paid is increased by $1 due to the effects of foreign exchange.

2 Cash paid is reduced by $378 due to the effects of foreign exchange.

3 Cash paid is increased by $68 due to the effects of foreign exchange.

In connection with the November 2005 Plan, the Company recorded long-lived asset impairment charges of $283 and $802 for the three and nine months ended October 1, 2010, respectively. In addition, and in connection with the November 2005 Plan, the Company recorded long-lived asset impairment charges of ($10) and $546 for the three and nine months ended October 2, 2009 respectively. The impairment charges are included in selling, general and administrative costs in the consolidated statements of operations.

Total plan-to-date expense associated with the November 2005 Plan, by reporting segment is summarized as follows:

	Total Plan To-Date	Three Months Ended		Nine Months Ended
		October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Europe	$148,373	$576	$764	$(1,000)	$5,604
Americas	41,466	80	(607)	(537)	408
Greater Asia Pacific	18,650	(199)	520	1	2,324
Other	25,830	(284)	242	(811)	(174)

	$234,319	$173	$919	$(2,347)	$8,162

In December 2009 and December 2008, the Company transferred $27,404 and $49,463, respectively, to irrevocable trusts for the settlement of certain obligations associated with the November 2005 Restructuring Plan. The Company utilized a majority of the December 2008 funds during fiscal year 2009, and it expects to utilize a majority of the remaining December 2008 and the December 2009 funds in fiscal years 2010 and 2011. The Company classified the trust balances as restricted cash on its consolidated balance sheets.

11. Exit or Disposal Activities

In June 2010, the Company announced plans to transition certain accounting functions in its corporate center and certain Americas locations to a third party provider. The Company expects to execute the plan between July 2010 and December 2011. The Company also affirmed its decision to cease manufacturing operations at Waxdale, its primary U.S. manufacturing facility, and to move some production to other locations in North America, as well as pursue contract manufacturing for a portion of its product line. The timeline to transition out of Waxdale is expected to extend into fiscal 2013. In connection with these plans, the Company recognized liabilities of $46 and

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

$6,291 for the involuntary termination of employees during the three and nine months ended October 1, 2010 respectively, most of which are associated with the Americas business segment. The related expenses are included in selling, general and administrative expenses in the consolidated statements of operations.

12. Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of operations are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009

Foreign currency (gain)/loss	$(7,269)	$(6,833)	$1,706	$(15,301)
Forward contracts (gain)/loss	7,948	6,328	(767)	11,172
Loss on hyperinflationary country foreign currency translations	29	—	3,934	—
Other, net	(1,579)	(260)	(1,990)	(187)

	$(871)	$(765)	$2,883	$(4,316)

13. Defined Benefit Plans and Other Post-Employment Benefit Plans

The components of net periodic benefit costs for the Company’s defined benefit pension plans and other post-employment benefit plans for the three and nine months ended October 1, 2010 and October 2, 2009, are as follows:

	Defined Pension Benefits
	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009

Service cost	$2,380	$3,644	$7,076	$10,432
Interest cost	8,310	8,965	25,270	25,959
Expected return on plan assets	(9,193)	(8,763)	(27,737)	(25,373)
Amortization of net loss	1,762	2,258	4,991	6,592
Amortization of transition obligation	44	60	155	172
Amortization of prior service credit	(613)	(234)	(1,370)	(672)
Curtailments, settlements and special termination benefits	(10,140)	5,144	(5,355)	6,325

Net periodic pension cost (credit)	$(7,450)	$11,074	$3,030	$23,435

	Other Post-Employment Benefits
	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009

Service cost	$326	$431	$979	$1,290
Interest cost	1,157	1,264	3,473	3,786
Amortization of net (gain) loss	(22)	18	(67)	60
Amortization of prior service credit	(51)	(50)	(153)	(151)

Net periodic benefit cost	$1,410	$1,663	$4,232	$4,985

The Company made contributions to its defined benefit pension plans of $9,258 and $8,900 during the three months ended October 1, 2010 and October 2, 2009, respectively; and $22,701 and $34,659 during the nine months ended October 1, 2010 and October 2, 2009, respectively.

In September 2010, the Company recognized a curtailment gain of $11,348 relating to the announced freezing of its pension plan in The Netherlands. The company recorded this gain in selling, general, and administrative expenses in the consolidated statement of operations.

In June 2010, the Company recognized a settlement of defined benefits to former U.S. employees resulting in a related loss of $3,974. The Company recorded $1,996 of this loss as a component of discontinued operations, and

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

$1,978 in selling, general and administrative expenses in the consolidated statement of operations. In September 2010, the Company recognized an additional loss of $1,080. The Company recorded $682 of this loss as a component of discontinued operations, and $398 in selling, general, and administrative expenses in the consolidated statement of operations.

In June 2010, the Company recognized a curtailment and settlement of defined benefits to former Japan employees, resulting in a related loss of $571. In September 2010, the Company recognized an additional loss of $128. The Company recorded these losses in selling, general and administrative expenses in the consolidated statement of operations.

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

In June 2009, the Company recognized a curtailment and settlement of defined benefits to former Japan employees, resulting in a related loss of $1,181. In September 2009, the Company recognized an additional loss of $526. The Company recorded these losses in selling, general, and administrative expenses in the consolidated statement of operations.

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

At October 1, 2010, the Company held 21 foreign currency forward contracts as hedges of foreign currency denominated receivables and payables with an aggregate notional amount of $168,853. Because the terms of such contracts are primarily less than three months, the Company did not elect hedge accounting treatment for these contracts. The Company records the changes in the fair value of those contracts within other (income) expense, net, in the consolidated statements of operations. Total net realized and unrealized (gains) losses recognized on these contracts were $7,948 and ($767) during the three and nine months ended October 1, 2010, respectively.

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

As of October 1, 2010, the Company held 155 foreign currency forward contracts as hedges of forecasted foreign currency denominated sales and purchases with an aggregate notional amount of $46,895. The maximum length of time over which the Company typically hedges cash flow exposures is twelve months. To the extent that these contracts are designated and qualify as cash flow hedging instruments, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income and reclassified as a component to net income (loss) in the same period or periods during which the hedged transaction affects earnings. Net unrealized loss on cash flow hedging instruments of $108 was included in accumulated other comprehensive income, net of tax, at October 1, 2010. There was no ineffectiveness related to cash flow hedging instruments during the nine months ended October 1, 2010. Unrealized gains and losses existing at October 1, 2010, which are expected to be reclassified into the consolidated statements of operations from accumulated other comprehensive income during the next year, are not expected to be significant.

At October 1, 2010 the location and fair value amounts of derivative instruments is as follows:

	Asset Derivatives		Liability Derivatives
	October 1, 2010		October 1, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency forward contracts	Other current assets	$886	Accrued expenses	$1,064

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Other current assets	236	Accrued expenses	2,474

Total Derivatives		$1,122		$3,538

The amounts of (gain) loss recognized in accumulated Other Comprehensive Income (“OCI”) at October 1, 2010, and the amounts reclassified into income from accumulated OCI for the three and nine months ended October 1, 2010 were as follows:

	Amount of (gain) loss recognized in OCI on derivatives (effective portion)	Location of (gain) loss reclassified from accumulated OCI into income	Amount of (gain) loss reclassified from accumulated OCI into income (effective portion)
Derivatives with cash flow hedging relationships	Nine months ended October 1, 2010		Three months ended October 1, 2010	Nine months ended October 1, 2010
Foreign currency forward contracts	$178	Other (income) expense, net	$168	$533

15. Fair Value Measurements of Financial Instruments

Financial instruments measured at fair value on a recurring basis were as follows:

	Balance at October 1, 2010	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$1,122	$—	$1,122	$—

Liabilities:
Foreign currency forward contracts	$3,538	$—	$3,538	$—

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

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

16. Comprehensive Income (Loss)

Comprehensive income (loss) for three and nine months ended October 1, 2010 and October 2, 2009 are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Net income	$43,100	$40,393	$63,964	$42,517
Foreign currency translation adjustments	94,028	44,688	17,810	66,683
Adjustments to pension and post-retirement liabilities, net of tax	(7,583)	6,449	(10,512)	11,254
Unrealized gains (losses) on derivatives, net of tax	222	1,703	178	1,166

Total comprehensive income	$129,767	$93,233	$71,440	$121,620

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

During the nine months ended October 1, 2010, under terms of the approved SIP, participants were granted 2,982,002 Deferred Share Units (“DSUs”) and 7,879,381 matching options, which represent rights to Shares in the future subject to the satisfaction of service and performance conditions. The DSUs include 1,447,890 units related to the conversion of LTIP awards that have been earned but are not yet vested at adoption of the SIP. The conversion resulted in the reclassification of $14,479 from other liabilities to due from parent, as these awards are expected to be settled in Holdings’ equity rather than in cash. The DSUs have a grant-date fair value of $10 per share and the matching options have an exercise price of between $10 and $12.35 per share, with a contractual term of ten years. The DSUs and matching options are subject to vesting periods of one to two years and three to four years, respectively.

Also during the nine months ended October 1, 2010, pursuant to the conditions of the SIP, Holdings completed an equity offering resulting in the issuance of 1,448,471 Shares at $10 per share, and 2,850,925 matching options to purchase Shares pursuant to a matching formula, at an exercise price of between $10 and $12.35 per share, with a contractual term of ten years. The matching options are subject to a vesting period of four years.

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

The following weighted-average assumptions were used in calculating the fair value of SIP matching options for each award, as of the date of grant:

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

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

The summary of stock option activity during the first nine months of 2010 is presented below:

	Number of Options	Exercise Price per Option [1]	Remaining Contractual Term [1] (in years)	Aggregate Intrinsic Value
Outstanding at beginning of the period	—	$—
Granted [2]	10,730,306	10.00
Exercised	—	—
Forfeited or expired	—	—

Outstanding at end of period	10,730,306	$10.00	—	$27,874

Exercisable at end of period		N/A	N/A	N/A

1 Weighted-average

2 An additional 10,617 options were granted during the third quarter of 2010, at an exercise price of $12.35 per share.

The weighted-average grant-date fair value of options granted was $3.43.

At October 1, 2010, there was $29,057 of unrecognized compensation cost related to DSUs and non-vested option compensation arrangements that is expected to be recognized as a charge to earnings over a weighted-average period of five years.

The SIP expense was $3,703 and $10,820 for the three and nine months ended October 1, 2010, and is recorded as part of selling, general and administrative expenses in the consolidated statement of operations.

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

In February 2010, Holdings approved the Holdings’ Director Stock Incentive Plan (“DIP”), which provides for the sale of Shares to certain non-employee directors of the Company, as well as the grant to these individuals of DSUs in lieu of receiving cash compensation for their services as a member of the Company’s Board of Directors. In the first nine months of 2010, pursuant to the DIP, Holdings completed an equity offering of 85,000 Shares at $10 per share, and 29,167 Shares at $12 per share, to certain directors. Pursuant to the DIP, participating directors were granted 50,000 DSUs which represent rights to Shares in the first quarter of 2011, subject to the satisfaction of certain conditions at an acquisition price of $10 per share, and 8,229 DSUs at $12 per Share. In September 2010, Holdings purchased back 10,000 shares at $12.35 per share and 12,500 DSUs were forfeited following the departure of a director.

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

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

In September 2010, the Company conditionally pledged $6,000 to a charitable organization near its Sturtevant, Wisconsin headquarters. The Company expects to expense the amount committed during the fourth quarter of 2010, following satisfaction of certain conditions.

The Company maintains environmental reserves for remediation, monitoring, assessment and other expenses at one of its domestic facilities. While the ultimate exposure at this site continues to be evaluated, the Company does not anticipate a material effect on its consolidated financial position, results of operations or cash flows.

In connection with the acquisition of the DiverseyLever business, the Company conducted environmental assessments and investigations at DiverseyLever facilities in various countries. These investigations disclosed the likelihood of soil and/or groundwater contamination, or potential environmental regulatory matters. The Company continues to evaluate the nature and extent of the identified contamination and is preparing and executing plans to address the contamination, including the potential to recover some of these costs from Unilever under the terms of the DiverseyLever purchase agreement. As of October 1, 2010, the Company maintained related reserves of $10,200 on a discounted basis (using country specific rates ranging from 7.6% to 21.7%) and $13,200 on an undiscounted basis. The Company intends to seek recovery from Unilever under indemnification clauses contained in the purchase agreement.

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

19. Segment Information

In accordance with the new operating segments described in Note 2, business segment information is summarized as follows:

	Three Months Ended October 1, 2010
	Europe	Americas	Greater Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$407,288	$231,450	$151,719	$(6,885)	$783,572
Operating profit	55,720	22,169	11,024	(1,212)	87,701
Depreciation and amortization	11,484	5,971	3,844	8,611	29,910
Interest expense	12,119	4,457	537	13,436	30,549
Interest income	335	686	157	114	1,292
Total assets	1,960,322	599,407	552,818	326,421	3,438,968
Goodwill	782,981	210,707	208,527	48,803	1,251,018
Capital expenditures, including capitalized computer software	5,817	4,457	3,398	4,670	18,342
Long-lived assets [2]	1,034,057	305,696	288,896	287,029	1,915,678

	Three Months Ended October 2, 2009
	Europe	Americas	Greater Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$447,413	$232,861	$140,229	$(5,066)	$815,437
Operating profit	53,071	30,714	8,895	(8,700)	83,980
Depreciation and amortization	11,665	5,357	3,858	7,351	28,231
Interest expense	14,441	3,804	427	4,092	22,764
Interest income	1,110	420	79	(367)	1,242
Total assets	1,981,178	564,322	499,948	287,449	3,332,897
Goodwill	810,507	204,800	193,671	49,628	1,258,606
Capital expenditures, including capitalized computer software	7,007	4,607	3,370	4,872	19,856
Long-lived assets [2]	1,086,757	298,774	270,885	299,352	1,955,768

[1]	Eliminations/Other includes the Company’s corporate operating and holding entities, discontinued operations and corporate level eliminations and consolidating entries.
[2]	Long-lived assets includes property, plant and equipment, capital software, intangible items and investments in affiliates.

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

	Nine Months Ended October 1, 2010
	Europe	Americas	Greater Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$1,222,886	$690,678	$432,033	$(20,048)	$2,325,549
Operating profit	138,475	66,817	27,697	(17,967)	215,022
Depreciation and amortization	33,536	17,698	11,272	21,594	84,100
Interest expense	33,552	13,346	1,658	37,457	86,013
Interest income	1,053	1,647	439	412	3,551
Total assets	1,960,322	599,407	552,818	326,421	3,438,968
Goodwill	782,981	210,707	208,527	48,803	1,251,018
Capital expenditures, including capitalized computer software	17,790	14,218	9,508	13,040	54,556
Long-lived assets [2]	1,034,057	305,696	288,896	287,029	1,915,678

	Nine Months Ended October 2, 2009
	Europe	Americas	Greater Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$1,251,801	$681,601	$393,175	$(13,974)	$2,312,603
Operating profit	103,708	60,433	13,733	(17,696)	160,178
Depreciation and amortization	33,728	15,799	11,356	21,136	82,019
Interest expense	41,402	11,554	1,330	15,772	70,058
Interest income	3,832	1,205	203	(1,480)	3,760
Total assets	1,981,178	564,322	499,948	287,449	3,332,897
Goodwill	810,507	204,800	193,671	49,628	1,258,606
Capital expenditures, including capitalized computer software	20,025	14,071	7,757	17,135	58,988
Long-lived assets [2]	1,086,757	298,774	270,885	299,352	1,955,768

[1]	Eliminations/Other includes the Company’s corporate operating and holding entities, discontinued operations and corporate level eliminations and consolidating entries.
[2]	Long-lived assets includes property, plant and equipment, capital software, intangible items and investments in affiliates.

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

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

Condensed consolidating statements of operations for the three months ended October 1, 2010:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$142,601	$745	$659,499	$(26,537)	$776,308
Sales agency fee income	—	—	7,264	—	7,264

	142,601	745	666,763	(26,537)	783,572
Cost of sales	92,553	656	387,392	(25,168)	455,433

Gross profit	50,048	89	279,371	(1,369)	328,139
Selling, general and administrative expenses	34,225	(107)	190,575	—	224,693
Research and development expenses	7,223	—	8,349	—	15,572
Restructuring expense	(252)	—	425	—	173

Operating profit	8,852	196	80,022	(1,369)	87,701
Other expense (income):
Interest expense	21,787	41	13,277	(4,556)	30,549
Interest income	(1,656)	(3,343)	(849)	4,556	(1,292)
Other (income) expense, net	(54,370)	(578)	(989)	55,066	(871)

Income (loss) before taxes	43,091	4,076	68,583	(56,435)	59,315
Income tax provision	(1,050)	1,777	14,359	—	15,086

Income (loss) from continuing operations	44,141	2,299	54,224	(56,435)	44,229
Loss from discontinued operations, net of income taxes	(1,041)	(88)	—	—	(1,129)

Net income (loss)	$43,100	$2,211	$54,224	$(56,435)	$43,100

Condensed consolidating statements of operations for the three months ended October 2, 2009:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$129,030	$13,882	$685,354	$(20,035)	$808,231
Sales agency fee income	—	—	7,206	—	7,206

	129,030	13,882	692,560	(20,035)	815,437
Cost of sales	78,209	6,785	398,054	(20,033)	463,015

Gross profit	50,821	7,097	294,506	(2)	352,422
Selling, general and administrative expenses	44,004	2,656	205,265	—	251,925
Research and development expenses	7,457	—	8,141	—	15,598
Restructuring expense	(6)	—	925	—	919

Operating profit (loss)	(634)	4,441	80,175	(2)	83,980
Other expense (income):
Interest expense	25,420	21	15,297	(17,974)	22,764
Interest income	(9,818)	(8,031)	(1,367)	17,974	(1,242)
Other (income) expense, net	(54,964)	(28,056)	342	81,913	(765)

Income (loss) before taxes	38,728	40,507	65,903	(81,915)	63,223
Income tax provision	(981)	1,849	22,502	—	23,370

Income (loss) from continuing operations	39,709	38,658	43,401	(81,915)	39,853
Loss from discontinued operations, net of income taxes	684	(146)	2	—	540

Net income (loss)	$40,393	$38,512	$43,403	$(81,915)	$40,393

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

Condensed consolidating statements of operations for the nine months ended October 1, 2010:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$417,259	$2,225	$1,956,659	$(69,764)	$2,306,379
Sales agency fee income	—	—	19,170	—	19,170

	417,259	2,225	1,975,829	(69,764)	2,325,549
Cost of sales	257,624	1,856	1,145,296	(69,686)	1,335,090

Gross profit	159,635	369	830,533	(78)	990,459
Selling, general and administrative expenses	128,345	(229)	600,839	—	728,955
Research and development expenses	23,472	—	25,357	—	48,829
Restructuring expense	(1,164)	—	(1,183)	—	(2,347)

Operating profit	8,982	598	205,520	(78)	215,022
Other expense (income):
Interest expense	63,016	89	37,228	(14,320)	86,013
Interest income	(5,533)	(10,091)	(2,247)	14,320	(3,551)
Other (income) expense, net	(124,091)	(578)	2,034	125,518	2,883

Income (loss) before taxes	75,590	11,178	168,505	(125,596)	129,677
Income tax provision	2,187	5,417	47,919	—	55,523

Income (loss) from continuing operations	73,403	5,761	120,586	(125,596)	74,154
Loss from discontinued operations, net of income taxes	(9,439)	(751)	—	—	(10,190)

Net income (loss)	$63,964	$5,010	$120,586	$(125,596)	$63,964

Condensed consolidating statements of operations for the nine months ended October 2, 2009:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net product and service sales	$392,693	$39,309	$1,924,782	$(63,452)	$2,293,332
Sales agency fee income	—	—	19,271	—	19,271

	392,693	39,309	1,944,053	(63,452)	2,312,603
Cost of sales	250,939	19,820	1,157,143	(62,997)	1,364,905

Gross profit	141,754	19,489	786,910	(455)	947,698
Selling, general and administrative expenses	126,277	8,571	597,919	—	732,767
Research and development expenses	24,178	—	22,413	—	46,591
Restructuring expense	(127)	(5)	8,294	—	8,162

Operating profit (loss)	(8,574)	10,923	158,284	(455)	160,178
Other expense (income):
Interest expense	78,408	61	44,444	(52,855)	70,058
Interest income	(28,680)	(23,725)	(4,210)	52,855	(3,760)
Other (income) expense, net	(101,702)	(38,284)	(2,127)	137,797	(4,316)

Income (loss) before taxes	43,400	72,871	120,177	(138,252)	98,196
Income tax provision	436	5,587	48,799	—	54,822

Income (loss) from continuing operations	42,964	67,284	71,378	(138,252)	43,374
Loss from discontinued operations, net of income taxes	(447)	(149)	(261)	—	(857)

Net income (loss)	$42,517	$67,135	$71,117	$(138,252)	$42,517

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

Condensed consolidating balance sheet at October 1, 2010:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$55,715	$511	$161,248	$—	$217,474
Restricted cash	23,064	—	—	—	23,064
Accounts receivable	657	577	595,504	—	596,738
Intercompany receivables	—	453,039	—	(453,039)	—
Due from parent	13,834	—	—	—	13,834
Inventories	50,360	216	233,229	(138)	283,667
Other current assets	23,729	79	195,504	(14,597)	204,715
Current assets of discontinued operations	60	—	—	—	60

Total current assets	167,419	454,422	1,185,485	(467,774)	1,339,552
Property, plant and equipment, net	74,872	267	334,518	(6,101)	403,556
Capitalized software, net	46,782	—	2,066	—	48,848
Goodwill and other intangibles, net	84,537	107,312	1,260,443	—	1,452,292
Intercompany advances	112,773	27,000	—	(87,446)	52,327
Other assets	64,267	—	95,701	(17,575)	142,393
Investments in subsidiaries	1,728,644	57,190	—	(1,785,834)	—
Noncurrent assets of discontinued operations	—	—	—	—	—

Total assets	$2,279,294	$646,191	$2,878,213	$(2,364,730)	$3,438,968

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$—	$299	$46,364	$—	$46,663
Current portion of long-term borrowings	4,500	—	5,096	—	9,596
Accounts payable	53,034	94	278,682	—	331,810
Intercompany payables	345,133	—	107,906	(453,039)	—
Accrued expenses	115,071	1,905	305,023	45,592	467,591
Current liabilities of discontinued operations	3,846	—	—	—	3,846

Total current liabilities	521,584	2,298	743,071	(407,447)	859,506
Intercompany note payable	—	—	129,260	(129,260)	—
Long-term borrowings	811,620	—	465,899	—	1,277,519
Other liabilities	164,847	23,053	369,092	(36,292)	520,700
Noncurrent liabilities of discontinued operations	5,000	—	—	—	5,000

Total liabilities	1,503,051	25,351	1,707,322	(572,999)	2,662,725
Stockholders’ equity	776,243	620,840	1,170,891	(1,791,731)	776,243

Total liabilities and stockholders’ equity	$2,279,294	$646,191	$2,878,213	$(2,364,730)	$3,438,968

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

Condensed consolidating balance sheet at December 31, 2009:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$84,163	$229	$165,048	$—	$249,440
Restricted cash	39,654	—	—	—	39,654
Accounts receivable	6,468	602	571,593	—	578,663
Intercompany receivables	—	458,234	—	(458,234)	—
Due from parent	92,247	—	—	—	92,247
Inventories	44,347	180	211,580	(118)	255,989
Other current assets	18,107	77	189,805	(7,448)	200,541
Current assets of discontinued operations	60	—	—	—	60

Total current assets	285,046	459,322	1,138,026	(465,800)	1,416,594
Property, plant and equipment, net	80,727	307	340,652	(6,041)	415,645
Capitalized software, net	50,851	—	2,447	—	53,298
Goodwill and other intangibles, net	86,443	107,362	1,280,668	—	1,474,473
Intercompany advances	62,585	27,097	—	(89,682)	—
Other assets	52,799	1	95,635	(126)	148,309
Investments in subsidiaries	1,627,878	60,117	—	(1,687,995)	—
Noncurrent assets of discontinued operations	3,919	—	—	—	3,919

Total assets	$2,250,248	$654,206	$2,857,428	$(2,249,644)	$3,512,238

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$—	$—	$27,661	$—	$27,661
Current portion of long-term borrowings	4,500	—	5,311	—	9,811
Accounts payable	89,357	357	325,882	682	416,278
Intercompany payables	322,987	—	135,247	(458,234)	—
Accrued expenses	124,943	4,695	296,080	44,319	470,037
Current liabilities of discontinued operations	6,174	—	—	—	6,174

Total current liabilities	547,961	5,052	790,181	(413,233)	929,961
Intercompany note payable	—	—	122,243	(122,243)	—
Long-term borrowings	837,792	—	515,839	—	1,353,631
Other liabilities	155,170	23,023	361,458	(20,330)	519,321
Noncurrent liabilities of discontinued operations	4,522	—	—	—	4,522

Total liabilities	1,545,445	28,075	1,789,721	(555,806)	2,807,435
Stockholders’ equity	704,803	626,131	1,067,707	(1,693,838)	704,803

Total liabilities and stockholders' equity	$2,250,248	$654,206	$2,857,428	$(2,249,644)	$3,512,238

DIVERSEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

Condensed consolidating statement of cash flows for the nine months ended October 1, 2010:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$92,759	$1,824	$97,252	$(116,746)	$75,089
Cash flows from investing activities:
Capital expenditures, net	(14,347)	(42)	(37,525)	—	(51,914)
Acquisitions of businesses	2,819	2,926	(1)	(5,744)	—
Cash from unconsolidated affiliates	598	—	—	—	598
Net costs of divestiture of businesses	(199)	(751)	—	—	(950)

Net cash provided by (used in) investing activities	(11,129)	2,133	(37,526)	(5,744)	(52,266)

Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	—	300	(1,651)	—	(1,351)
Repayments of long-term borrowings	(27,030)	—	(29,352)	—	(56,382)
Intercompany financing	12,317	6,227	(18,547)	3	—
Proceeds from (repayments of) additional paid in capital	(94,586)	(2,878)	411	97,053	—
Payment of debt issuance costs	(2,540)	—	(1,714)	—	(4,254)
Dividends paid	—	(7,324)	(18,190)	25,434	(80)

Net cash provided by (used in) financing activities	(111,839)	(3,675)	(69,043)	122,490	(62,067)

Effect of exchange rate changes on cash and cash equivalents	1,761	—	5,517	—	7,278

Change in cash and cash equivalents	(28,448)	282	(3,800)	—	(31,966)
Beginning balance	84,163	229	165,048	—	249,440

Ending balance	$55,715	$511	$161,248	$—	$217,474

Condensed consolidating statement of cash flows for the nine months ended October 2, 2009:

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$135,173	$11,621	$83,251	$(128,309)	$101,736
Cash flows from investing activities:
Capital expenditures, net	(23,073)	132	(28,366)	—	(51,307)
Acquisitions of businesses	(27,198)	(18,004)	(2,005)	45,595	(1,612)
Net costs of divestiture of businesses	(475)	(198)	(371)	—	(1,044)

Net cash provided by (used in) investing activities	(50,746)	(18,070)	(30,742)	45,595	(53,963)

Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	—	—	8,999	—	8,999
Repayments of long-term borrowings	(4,375)	—	(2,583)	—	(6,958)
Intercompany financing	9,158	1,880	(11,038)	—	—
Proceeds from (repayments of) additional paid in capital	(64,554)	54,560	27,538	(17,544)	—
Payment of debt issuance costs	(2,261)	—	—	—	(2,261)
Dividends paid	(21,676)	(58,931)	(41,694)	100,258	(22,043)

Net cash provided by (used in) financing activities	(83,708)	(2,491)	(18,778)	82,714	(22,263)

Effect of exchange rate changes on cash and cash equivalents	14,870	8,929	(28,482)	—	(4,683)

Change in cash and cash equivalents	15,589	(11)	5,249	—	20,827
Beginning balance	32,260	418	75,140	—	107,818

Ending balance	$47,849	$407	$80,389	$—	$128,645

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The following management discussion and analysis describes material changes in the financial condition and results of operations of Diversey, Inc. and its consolidated subsidiaries since December 31, 2009. This discussion should be read in conjunction with our consolidated financial statements as of, and for the three months and nine months ended October 1, 2010, our Annual Reports on Form 10-K and Form 10-K/A for the year ended December 31, 2009, our Current Report on Form 8-K filed with the SEC on May 27, 2010, and the section entitled “Forward-Looking Statements” immediately preceding Part I of this report.

We are an environmentally responsible, leading global marketer and manufacturer of cleaning, hygiene, operational efficiency, appearance enhancing products and equipment and related services for the institutional and industrial cleaning and sanitation market. We have net product and service sales (“net sales”) in more than 175 countries through our direct sales force, wholesalers and third-party distributors. Our sales are balanced geographically, with our principal markets being Western Europe, North America and Japan, with an increasing presence in the emerging markets of Asia Pacific, Latin America, Africa, and Eastern Europe.

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

As indicated in the following table, after excluding the impact of foreign currency exchange rates, our net sales decreased by 2.1% and 0.9% for the three and nine months ended October 1, 2010, respectively, compared to the three months and nine months ended October 2, 2009.

	Three Months Ended			Nine Months Ended
(dollars in millions)	October 1, 2010	October 2, 2009	Change	October 1, 2010	October 2, 2009	Change

Net sales	$783.6	$815.4	-3.9%	$2,325.6	$2,312.6	0.6%
Variance due to foreign currency exchange		(15.4)			34.6

	$783.6	$800.0	-2.1%	$2,325.6	$2,347.2	-0.9%

The decrease for the quarter was driven by the impact of H1N1 virus related sales in the comparable prior quarter. Excluding the impact of H1N1 virus related volume, the Company’s net sales for the quarter were effectively flat. We continued to experience challenging economic conditions in the developed markets of Western Europe, North America and Japan, where depressed customer demand continued to pressure sales. Our consistent application of successful pricing strategies, improved customer contract compliance and customer acquisitions have helped offset the adverse impact of decreased consumption of our products. In particular, emerging markets across the world and global equipment sales have demonstrated consistent growth trends since the beginning of fiscal 2010. We continue to believe that our differentiated value proposition, complemented by our diversified customer base, has allowed us to effectively execute our sales strategies and should help mitigate continued market uncertainty.

As indicated in the following table, the Company’s gross profit percentage declined for the third quarter of 2010 compared to the third quarter of 2009.

Gross Margin on Net Sales Three Months Ended		Gross Margin on Net Sales Nine Months Ended
October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009

41.9%	43.2%	42.6%	41.0%

During the quarter, the Company experienced a 130 basis point decline in margin as compared to last year, which was driven by volume and product mix changes, including the decrease in higher margin H1N1 virus related sales. For the first nine months of this year compared to prior year, the Company’s margin improved by 160 basis points, despite the difficult economic conditions, largely the result of continued implementation of price increases and reductions in certain raw material costs and successful implementation of our restructuring program along with structural improvements built in to our global sourcing activities. We expect to leverage our process improvements to mitigate current and expected inflationary pressures.

As of October 1, 2010, we were in compliance with the financial covenants under the credit agreement for our new senior secured credit facilities and indentures. We believe that our cash flows from continuing operations, together with available cash on hand, and borrowings available under our new senior secured credit facilities will generate sufficient cash flow to meet our liquidity needs for the foreseeable future. From time to time, the company has considered and may in the future pursue debt or other financing alternatives, depending on market conditions and other factors. We believe that the global economy is still recovering from the economic crisis and recession. We are not able to predict whether market conditions will continue to improve or deteriorate, or how long such changes will last or will affect our business or our customers’ businesses going forward.

During the third quarter of 2010, we continued to make significant progress with the operational restructuring of our Company in accordance with the November 2005 Plan. Key activities during this quarter included the continued transition to a new organizational model in our Europe region, and the continued progress on various supply chain optimization projects to improve capacity utilization and efficiency. Our November 2005 restructuring program activity is expected to continue through fiscal 2011, with the associated reserves expected to be paid out through our restricted cash balance.

In conjunction with its ongoing operational efficiency efforts, the Company announced plans to transition certain accounting functions in its corporate center and North America location to a third party provider. The Company commenced the plan and expects to complete execution by December 2011. The Company also affirmed its decision to cease manufacturing operations at Waxdale, its primary U.S. manufacturing facility, and to move some production to its other locations in North America, as well as to pursue contract manufacturing for a portion of its product line. The timeline to transition out of Waxdale is not certain, but is expected to be largely completed during the first semester of fiscal 2012.

Critical Accounting Policies and Estimates

As discussed in Note 3 to the consolidated financial statements in Part I, Item I, in June 2009, the FASB issued new guidance under ASC Topic 860, Transfers and Servicing, which changed the requirements for derecognizing financial assets. As a result of this amendment to U.S. GAAP, effective at the beginning of fiscal year 2010, the Company restored the securitized accounts receivable in its balance sheet and recognized related short-term borrowings. See Note 7 for additional information.

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

Three Months Ended October 1, 2010 Compared to Three Months Ended October 2, 2009

Net Sales:

	Three Months Ended		Change
(dollars in millions)	October 1, 2010	October 2, 2009	Amount	Percentage

Net product and service sales	$776.3	$808.2	$(31.9)	-3.9%
Sales agency fee income	7.3	7.2	0.1	0.8%

	783.6	815.4	(31.8)	-3.9%

Variance due to foreign currency exchange	—	(15.4)	15.4

	$783.6	$800.0	$(16.4)	-2.1%

•

The comparability of net sales reported in the two periods is affected by the impact of foreign exchange rate movements. As measured against prior year’s results, the stronger U.S. dollar against the euro and certain other foreign currencies resulted in a $15.4 million decline in net sales in the third quarter of 2010.

•

Excluding the impact of foreign currency exchange rates, net sales decreased by 2.1%. The decrease for the quarter was driven by the impact of H1N1 virus related sales in the comparable prior quarter. Excluding the impact of H1N1 virus related volume, the Company’s net sales for the quarter were effectively flat. We continued to experience challenging economic conditions in the developed markets of Western Europe, North America and Japan, where depressed customer demand continued to pressure sales. Our consistent application of successful pricing strategies, improved customer contract compliance and customer acquisitions have helped offset the adverse impact of decreased consumption of our products. In particular, emerging markets across the world and global equipment sales have demonstrated consistent growth trends since the beginning of fiscal 2010. We continue to believe that our differentiated value proposition, complemented by our diversified customer base, has allowed us to effectively execute our sales strategies and should help mitigate continued market uncertainty. The following is a review of the sales performance for each of our regions:

•

In our Europe, Middle East and Africa markets, net sales decreased by 3.0% in the third quarter of 2010 versus the same period last year. The decrease is substantially due to the impact of H1N1 virus related sales in the comparable prior period, which resulted in lower volumes in Western Europe across multiple customer sectors.

These volume challenges were offset by continued favorable increases in emerging markets and in equipment sales. We will continue to pursue the successful execution of our sales strategies to mitigate the economic challenges in the region.

•

In our Americas region, net sales decreased by 2.3% in the third quarter of 2010 versus the same period last year. The decline was driven by the impact of H1N1 virus related sales in the comparable prior period in the U.S. and Canada, downward pressure from the government and education sector due to budgetary constraints in the U.S., and the strategic exit from lower margin commodity sales in our food and beverage sector, offset by continued sales growth in our key emerging markets in the region. We expect a continued trend of consumption growth in emerging markets and will continue to pursue effective sales strategies to address the ongoing softness and economic uncertainty in many sectors of the U.S. and Canada marketplaces.

•

In our Greater Asia Pacific region, net sales improved by 0.9% in the third quarter of 2010 versus the same period last year. Growth in this region continues to be led by India and China, which experienced strong volume improvements across sectors and whose expanding economies reflect strengthening customer demand. In these markets, we experienced sales growth in the food and beverage sector due to customer acquisitions, while favorable occupancy rates helped sustain growth in the lodging sector. Equipment sales across various customer sectors continue to show favorable increases. Our growth trends in emerging markets are offset by volume decreases in Japan, consistent with certain other developed markets and the strategic shift away from commodity-based sales in our Japanese food and beverage sector and reductions in beverage consumption patterns. The region expects continued sales growth as general economic recovery and customer demand is restored and as we continue our focus on key customer acquisitions and emerging markets.

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

Gross Profit:

Our gross profit and gross profit percentages for the three months ended October 1, 2010 and October 2, 2009 were as follows:

	Three Months Ended		Change
(dollars in millions)	October 1, 2010	October 2, 2009	Amount	Percentage

Gross Profit	$328.1	$352.4	$(24.3)	-6.9%

Gross profit as a percentage of net sales:	41.9%	43.2%

•

The comparability of gross profit between the two periods is affected by the impact of foreign exchange rate movements. As measured against the same period in the prior year, the stronger U.S. dollar against the euro and certain other foreign currencies resulted in an $8.1 million decline in gross profit.

•	Our gross profit percentage declined by 130 basis points in the third quarter of 2010 compared to the third quarter of 2009.

•

The 130 basis point decline in margin was driven by volume and product mix changes, including the decrease in higher margin H1N1 virus related sales. The adverse effect of volume and product mix was partially offset by our continued implementation of price increases. Effective actions helping to mitigate inflation in the quarter included more efficient materials purchasing, improvements in our manufacturing and logistics footprint, rationalizing the number of product offerings, eliminating low margin products, and implementing internal processes to more effectively monitor customer profitability. We expect to leverage our process improvements to manage current and expected inflationary pressures.

Operating Expenses:

	Three Months Ended		Change
(dollars in millions)	October 1, 2010	October 2, 2009	Amount	Percentage
Selling, general and administrative expenses	$224.7	$251.9	$(27.2)	-10.8%
Research and development expenses	15.6	15.6	$(0.0)	0.0%
Restructuring expenses	0.2	0.9	$(0.7)	-81.2%

	$240.5	268.4	$(27.9)	-10.4%

As a percentage of net sales:
Selling, general and administrative expenses	28.7%	30.9%
Research and development expenses	2.0%	1.9%
Restructuring expenses	0.0%	0.1%

	30.7%	32.9%

Operating expenses. The comparability of operating expenses between the two periods is affected by the impact of foreign exchange rate movements. As measured against the same period in the prior year, the stronger U.S. dollar against the euro and certain other foreign currencies resulted in a $4.9 million decline in operating expenses.

•

Selling, general and administrative expenses. Included in selling, general and administrative expenses are period costs associated with the November 2005 Plan in the amounts of $3.6 million and $9.7 million for the third quarter of 2010 and 2009, respectively.

Selling, general and administrative expenses as a percentage of net sales were 28.7% for the third quarter of 2010 and 30.9% for the same period in the prior year. Excluding the impact of foreign currency, selling, general and administrative expenses decreased by $22.9 million during the third quarter of 2010 compared to the same period in the prior year. This decrease is partially due to a net reduction in expenses arising from: (a) the recognition of pension related net curtailment and settlement gains, (b) lower period costs associated with the November 2005 Plan, offset by (c) increased environmental reserves. In addition, the Company has realized benefits from the continuing implementation of its restructuring program and expense control management.

•

Research and development expenses. Excluding the impact of foreign currency, research and development expenses increased by $0.7 million during the third quarter of 2010 compared to the same period in the prior year.

•

Restructuring expenses. Restructuring expenses decreased by $0.8 million during the third quarter of 2010 compared to the same period in the prior year, primarily due to the winding down of restructuring efforts and adjustments of previously recorded restructuring reserves.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan for the quarters ended October 1, 2010 and October 2, 2009, and since inception of the program in November 2005, is outlined below:

	Three Months Ended		Total Project to Date October 1, 2010
(dollars in millions)	October 1, 2010	October 2, 2009
Reserve balance at beginning of period	$29.7	$45.4	$—
Restructuring expenses (credits)	0.2	0.9	234.7
Payments of accrued costs	(2.0)	(15.4)	(206.8)

Reserve balance at end of period	$27.9	$30.9	$27.9

Period costs classified as selling, general and administrative expenses	3.6	9.7	312.6
Period costs classified as cost of sales	0.3	0.1	7.0
Capital expenditures	2.8	1.9	90.6

•

During the third quarter of 2010 and 2009, we recorded $0.2 million and $0.9 million, respectively, of restructuring costs related to our November 2005 Plan, consisting primarily of involuntary termination costs. Our November 2005 restructuring program activity is expected to continue through fiscal 2011.

•

Period costs of $3.6 million and $9.7 million for 2010 and 2009, respectively, included in selling, general and administrative expenses and $0.3 million and $0.1 million for 2010 and 2009, respectively, included in cost of sales pertained to: (a) $1.4 million in 2010 ($6.2 million in 2009) for personnel related costs of employees and consultants associated with restructuring initiatives, (b) $0.6 million in 2010 ($0.1 million in 2009) related to asset impairments, (c) $0.3 million in 2010 ($1.7 million in 2009) for value chain and cost savings projects, (d) $0.2 million in 2010 ($0.4 million in 2009) of facilities related costs, and (e) $1.4 million in 2010 ($1.4 million in 2009) related to various other costs. The overall decrease in these expenses over the prior period was mainly due to a reduction in restructuring activities within our Corporate Center as well as the Greater Asia Pacific and Americas business segments.

Non-Operating Results:

	Three Months Ended		Change
(dollars in millions)	October 1, 2010	October 2, 2009	Amount	Percentage

Interest expense	$30.5	$22.8	$7.7	33.8%
Interest income	(1.3)	(1.2)	(0.1)	-4.0%

Net interest expense	$29.2	$21.6	$7.6	35.3%

Other income, net	(0.9)	(0.8)	(0.1)	-13.9%

•

Net interest expense increased in the third quarter of 2010 compared to the same period in the prior year primarily due to higher loan principal balances and the recognition of $2.5 million of additional non-cash interest expense, as amortization of discounts and capitalized debt issuance costs were accelerated due to an early optional principal payment made by the Company on its New Term Loans.

Income Taxes:

	Three Months Ended		Change
(dollars in millions)	October 1, 2010	October 2, 2009	Amount	Percentage

Income from continuing operations	$59.3	$63.2	$(3.9)	-6.2%
Provision for income taxes	15.1	23.4	(8.3)	-35.4%

Effective income tax rate	25.4%	37.0%

•

For the fiscal year ending December 31, 2010, we are projecting an effective income tax rate of approximately 51% on pre-tax income from continuing operations. The projected effective income tax rate for the fiscal year exceeds the statutory income tax rate primarily as a result of increased valuation allowances against net deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

•

We reported an effective income tax rate of 25.4% on the pre-tax income from continuing operations for the third quarter ended October 1, 2010. When compared to the estimated annual effective income tax rate, the effective income tax rate for the fiscal quarter ended October 1, 2010 is lower primarily due to certain income tax expense (benefit) amounts that were recorded as discrete items during the period, rather than included in the annual effective income tax rate.

•	We reported an effective income tax rate of 37.0% on the pre-tax income from continuing operations for the third quarter ended October 2, 2009, which approximated the statutory income tax rate.

Discontinued operations:

	Three Months Ended		Change
(dollars in millions)	October 1, 2010	October 2, 2009	Amount	Percentage
Income (loss) from discontinued operations	$(1.1)	$0.3	(1.4)	-432.1%
(Benefit) provision from income taxes	—	(0.2)	0.2	100.0%

Income (loss) from discontinued operations, net of taxes	$(1.1)	$0.5	(1.6)	-309.1%

The loss from discontinued operations during the three months ended October 1, 2010 includes $0.1 million in after-tax additional closing costs and certain pension-related adjustments ($0.1 million after-tax costs in 2009) related to the divestiture of Polymer business and $1.0 million after-tax loss related to the Polymer tolling agreement ($0.6 million after-tax gain in 2009). The amount of loss from discontinued operations in the third quarter of 2009 also includes after-tax additional one-time costs associated with the Dubois divestiture.

Net income:

Our net income of $43.1 million for the third quarter of 2010 represents an improvement of $2.7 million from the third quarter of 2009. Excluding the negative impact of foreign currency exchange of $2.4 million, our net income increased by $5.1 million. The increase in net income is primarily due to lower operating expenses in the current quarter compared to the same quarter last year.

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

EBITDA should not be construed as a substitute for, and should be considered together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP. The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the three months ended October 1, 2010 and October 2, 2009.

	Three Months Ended
(dollars in millions)	October 1, 2010	October 2, 2009

Net cash provided by operating activities	$105.1	$169.6
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	(35.7)	(95.4)
Changes in deferred income taxes	9.1	(2.5)
Depreciation and amortization expense	(29.9)	(28.2)
Amortization of debt issuance costs	(4.8)	(1.2)
Accretion of original issue discount	(1.3)	—
Interest accrued on long-term receivables-related parties	—	0.7
Other, net	0.6	(2.6)

Net income	43.1	40.4

Provision for income taxes	15.1	23.2
Interest expense, net	29.2	21.6
Depreciation and amortization expense	29.9	28.2

	$117.3	$113.4

EBITDA, net of foreign currency impact, improved by $7.2 million for the third quarter ended October 1, 2010 compared to the same period in the prior year. This was primarily due to increased operating profit arising from lower operating expenses.

Credit Agreement EBITDA. For the purpose of calculating compliance with our financial covenants, the credit agreement for our New Senior Secured Credit Facility (see discussion in Liquidity and Capital Resources, Debt and Contractual Obligations) requires us to use a financial measure called Credit Agreement EBITDA, which is calculated as follows:

(dollars in millions)
EBITDA	$117.3
Restructuring related costs	2.4
Acquisition and divestiture adjustments	1.1
Non-cash and other items, net	4.1
Compensation adjustment	5.1

Credit Agreement EBITDA	$130.0

We present Credit Agreement EBITDA because it is a financial measure that is used in the calculation of compliance with our financial covenants under the credit agreement for our New Senior Secured Credit Facility. Credit Agreement EBITDA is not a measure under U.S. GAAP and should not be considered as a substitute for financial performance and liquidity measures determined in accordance with U.S. GAAP, such as net income, operating income or operating cash flow.

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

Nine Months Ended October 1, 2010 Compared to Nine Months Ended October 2, 2009

Net Sales:

	Nine Months Ended		Change
(dollars in millions)	October 1, 2010	October 2, 2009	Amount	Percentage

Net product and service sales	$2,306.4	$2,293.3	$13.1	0.6%
Sales agency fee income	19.2	19.3	(0.1)	-0.5%

	2,325.6	2,312.6	13.0	0.6%
Variance due to foreign currency exchange	—	34.6	(34.6)

	$2,325.6	$2,347.2	$(21.6)	-0.9%

•

The comparability of net sales reported in the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against prior period’s results, the weaker U.S. dollar against certain foreign currencies resulted in a $34.6 million increase in net sales.

•

Excluding the impact of foreign currency exchange rates, net sales decreased by 0.9%, primarily a result of the impact of H1N1 related sales in the prior year and the continuing challenging global economic conditions. The depressed conditions in the developed markets are partially offset by the strong growth we are experiencing in emerging markets. The following is a review of the sales performance for each of our segments:

•

In our Europe, Middle East and Africa markets, net sales decreased by 1.3% during the nine months ended October 1, 2010 compared to the same period in the prior year. The decrease was substantially driven by the impact of H1N1 virus related sales in the prior period. We continue to experience pressures on sales volume in Western Europe primarily as a result of the stressed economic conditions and lower consumption, partially offset by pricing and new customer acquisitions. We gained sales in emerging markets. Equipment sales grew despite the challenging marketplace. We will continue to pursue the successful execution of our sales strategies to mitigate continuing economic challenges.

•

In our Americas region, net sales decreased by 2.3% during the nine months of 2010 versus the same period last year. The decline was a result of the significant impact of H1N1 virus related sales in the prior period in the U.S. and Canada, decreased consumption in the government and education sector due to their budgetary constraints and the voluntary exit from underperforming applications in the food and beverage sector. We continue to experience growth in our key emerging markets. We expect a continued trend of consumption growth in emerging markets and will continue to pursue effective sales strategies to address the ongoing softness and economic uncertainties in many sectors of the U.S. and Canada marketplaces.

•

In our Greater Asia Pacific region, net sales increased by 2.5% during the nine months of 2010 versus the same period last year. This increase is mainly due to strong volume improvements across sectors in our emerging markets, in particular, India and China. We experienced sales growth in the food and beverage sector due to customer acquisitions. This region also delivered growth in the lodging sector, related to improved occupancy rates, as well as continuing improvement in equipment sales across various customer sectors. Our growth trends in emerging markets are offset by volume decreases in Japan, consistent with certain other developed markets during this period. The region expects sales growth as economic recovery and customer demand is restored and as we continue our focus on key customer acquisitions and emerging markets.

•

Sales Agency Fee and License Agreement. As explained in Note 4 to our consolidated financial statements, the Company entered into an Umbrella Agreement with Unilever consisting of a new sales agency (“Sales Agency Agreement”) and License Agreement, which became effective January 1, 2008, and unless otherwise terminated or extended, will expire on December 31, 2017.

The amounts of Sales Agency Fees and License Agreement revenues earned under these agreements are reported in the preceding tables.

Gross Profit:

Our gross profit percentages for the nine months ended October 1, 2010 and October 2, 2009 were as follows:

	Nine Months Ended		Change
(dollars in millions)	October 1, 2010	October 2, 2009	Amount	Percentage

Gross Profit	$990.5	$947.7	$42.8	4.5%

Gross profit as a percentage of net sales:	42.6%	41.0%

•

The comparability of gross profit between the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against prior period’s results, the weaker U.S. dollar against certain foreign currencies resulted in a $9.7 million increase in gross profit.

•	Our gross profit percentage increased by 160 basis points for the nine months of 2010 compared to the same period in the prior year.

•

The 160 basis point improvement in margin was largely the result of continued successful implementation of price increases, and reduction in certain raw material costs. In addition, margins were enhanced through continuing successful implementation of our restructuring program along with structural improvements built in to our global sourcing activities. This includes more efficient materials purchasing, improvements in our manufacturing and logistics footprint, rationalizing the number of product offerings, eliminating low margin products, and implementing internal processes to more effectively monitor customer profitability.

Operating Expenses:

	Nine Months Ended		Change
(dollars in millions)	October 1, 2010	October 2, 2009	Amount	Percentage

Selling, general and administrative expenses	$729.0	$732.8	$(3.8)	-0.5%
Research and development expenses	48.8	46.6	2.2	4.8%
Restructuring expenses (credits)	(2.3)	8.2	(10.5)	-128.8%

	$775.5	$787.6	$(12.1)	-1.5%

As a percentage of net sales:
Selling, general and administrative expenses	31.3%	31.7%
Research and development expenses	2.1%	2.0%
Restructuring expenses (credits)	-0.1%	0.4%

	33.3%	34.1%

Operating expenses. The comparability of operating expenses between the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against prior period’s results, the weaker U.S. dollar against certain foreign currencies resulted in a $10.4 million increase in operating expenses.

•

Selling, general and administrative expenses. Included in selling, general and administrative expenses are period costs associated with the November 2005 Plan, in the amounts of $10.3 million and $22.5 million for the first nine months of 2010 and 2009, respectively.

Selling, general and administrative expenses as a percentage of net sales were 31.3% for the nine months ended October 1, 2010 compared to 31.7% for the same period in the prior year. Excluding the impact of foreign currency, selling, general and administrative costs decreased $14.8 million during the nine months ended October 1, 2010, compared to the same period in the prior year. This decrease is substantially due to a net reduction in expenses arising from: (a) the recognition of pension related net settlement and curtailment gains, (b) lower period costs associated with the November 2005 Plan, offset by (c) employee termination costs related to the Company’s decision to move certain accounting functions to a third party provider and relocate its Waxdale manufacturing capability, and (d) increased environmental reserves.

•

Research and development expenses. Excluding the impact of foreign currency, research and development expenses increased by $2.8 million during the first nine months of 2010 compared to the same period in the prior year, the majority of which is related to the addition of engineering resources.

•

Restructuring expenses (credits). Excluding the impact of foreign currency, restructuring expenses decreased by $10.5 million during the first nine months of 2010 compared to the same period in the prior year, primarily due to the winding down of restructuring efforts and adjustments of previously recorded restructuring reserves.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan for the nine months ended October 1, 2010 and October 2, 2009, and since inception of the program in November 2005, is outlined below:

	Nine Months Ended		Total Project to Date October 1, 2010
(dollars in millions)	October 1, 2010	October 2, 2009

Reserve balance at beginning of period	$48.4	$60.1	$—
Restructuring expenses (credits)	(2.3)	8.2	234.7
Payments of accrued costs	(18.2)	(37.4)	(206.8)

Reserve balance at end of period	$27.9	$30.9	$27.9

Period costs classified as selling, general and administrative expenses	10.3	22.5	312.6
Period costs classified as cost of sales	0.8	0.8	7.0
Capital expenditures	5.0	13.4	90.6

•

During the first nine months of 2010 and 2009, we recorded $(2.3) million and $8.2 million, respectively, of restructuring costs related to our November 2005 Plan. Costs for the first nine months of both 2010 and 2009 consist primarily of involuntary termination costs. Our November 2005 restructuring program activity is expected to continue through fiscal 2011.

•

Period costs of $10.3 and $22.5 million for 2010 and 2009, respectively, included in selling, general and administrative expenses and $0.8 million and $0.8 million for 2010 and 2009, respectively, included in cost of sales pertained to: (a) $4.7 million in 2010 ($15.9 million in 2009) for personnel related costs of employees and consultative resources associated with restructuring initiatives, (b) $1.6 million in 2010 ($1.4 million in 2009) related to asset impairments, (c) $1.5 million in 2010 ($3.8 million in 2009) for value chain and cost savings projects, (d) $0.5 million of facilities related costs in 2010 ($1.5 million gain on sale of a manufacturing facility in Europe net of other facilities related costs in 2009), and (e) $2.8 million in 2010 ($3.7 million in 2009) related to various other costs. The overall decrease in these expenses over the prior period was mainly due to a reduction in restructuring activities within our Corporate Center as well as the Greater Asia Pacific and Americas business segments.

Non-Operating Results:

	Nine Months Ended		Change
(dollars in millions)	October 1, 2010	October 2, 2009	Amount	Percentage

Interest expense	$86.0	$70.1	$15.9	22.6%
Interest income	(3.6)	(3.8)	0.2	5.6%

Net interest expense	$82.4	$66.3	$16.1	24.2%

Other (income) expense, net	2.9	(4.3)	7.2	166.8%

•

Net interest expense increased during the nine months ended October 1, 2010 compared to the same period in the prior year primarily due to higher loan principal balances and the recognition of $2.5 million of additional non-cash interest expense, as amortization of discounts and capitalized debt issuance costs were accelerated due to an early optional principal payment made by the Company on its New Term Loans.

•

The change in other (income) expense, net, is primarily due to the recognition of $3.9 million in foreign currency loss resulting from our adoption of highly inflationary accounting for our Venezuelan subsidiary and gains on foreign currency positions in 2009.

Income Taxes:

	Nine Months Ended		Change
(dollars in millions)	October 1, 2010	October 2, 2009	Amount	Percentage

Income from continuing operations	$129.7	$98.2	$31.5	32.1%
Provision for income taxes	55.5	54.8	0.7	1.3%

Effective income tax rate	42.8%	55.8%

•

For the fiscal year ending December 31, 2010, we are projecting an effective income tax rate of approximately 51%. The projected effective income tax rate for the fiscal year exceeds the statutory income tax rate primarily as a result of increased valuation allowances against net deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

•

We reported an effective income tax rate of 42.8% on the pre-tax income from continuing operations for the nine months ended October 1, 2010. When compared to the estimated annual effective income tax rate, the effective income tax rate for the nine month period ended October 1, 2010 is lower primarily due to certain income tax expense (benefit) amounts that were recorded as discrete items during the period, rather than included in the annual effective income tax rate.

•

We reported an effective income tax rate of 55.8% on the pre-tax income from continuing operations for the nine months ended October 2, 2009. The high effective income tax rate is primarily the result of increased valuation allowances against net deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

Discontinued operations:

	Nine Months Ended		Change
(dollars in millions)	October 1, 2010	October 2, 2009	Amount	Percentage

Income (loss) from discontinued operations	$(10.2)	$(1.2)	$(9.0)	-780.7%
(Benefit) provision from income taxes	—	(0.3)	0.3	100.0%

Income (loss) from discontinued operations, net of taxes	$(10.2)	$(0.9)	$(9.3)	-1089.0%

The loss from discontinued operations during the nine months ended October 1, 2010 includes $0.8 million in after-tax additional closing costs and certain pension-related adjustments ($0.2 million after-tax costs in 2009) related to the divestiture of Polymer business and $9.3 million after-tax loss related to the Polymer tolling agreement ($0.1 million after-tax loss in 2009). The amounts of loss from discontinued operations in the first nine months of 2010 and 2009 also include one time costs associated with the Dubois divestiture.

Net Income:

Our net income of $64.0 million for the first nine months of 2010 represents an improvement of $21.5 million from the first nine months of 2009. Excluding the negative impact of foreign currency exchange of $3.9 million, our net income increased by $25.4 million. This increase is primarily due to an increase of $33.1 million in gross profit and decrease of $22.5 million in operating expenses offset by $16.1 million increase in net interest expense, $9.3 million in loss from discontinued operations and an increase in other expense. As previously discussed, the increase in gross margin is due to pricing action and a favorable reduction in certain raw material costs. The increase in net interest expense is mainly due to higher loan principal balances and accelerated amortization of discounts and capitalized debt issuance costs.

EBITDA and Credit Agreement EBITDA:

EBITDA should not be construed as a substitute for, and should be considered together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP. The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the nine months ended October 1, 2010 and October 2, 2009.

	Nine Months Ended
(dollars in millions)	October 1, 2010	October 2, 2009

Net cash used in operating activities	$75.1	$101.7
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	102.4	40.9
Changes in deferred income taxes	(8.3)	(14.7)
Depreciation and amortization expense	(84.1)	(82.0)
Amortization of debt issuance costs	(10.0)	(3.5)
Accretion of original issue discount	(2.3)	—
Interest accrued on long-term receivables-related parties	—	2.1
Other, net	(8.8)	(2.0)

Net income	64.0	42.5

Provision for income taxes	55.5	54.5
Interest expense, net	82.4	66.3
Depreciation and amortization expense	84.1	82.0

	$286.0	$245.3

EBITDA, net of foreign currency impact, increased by $43.6 million for the first nine months of this year compared to the same period in the prior year. This was primarily due to increased gross profit arising from pricing actions, favorable reduction in certain raw material costs and cost savings from successful implementation of our restructuring program.

Credit Agreement EBITDA. For the purpose of calculating compliance with our financial covenants, the credit agreement for our New Senior Secured Credit Facility (see discussion in Liquidity and Capital Resources, Debt and Contractual Obligations) requires us to use a financial measure called Credit Agreement EBITDA, which is calculated as follows:

(dollars in millions)
EBITDA	$286.0
Restructuring related costs	4.4
Acquisition and divestiture adjustments	10.2
Non-cash and other items, net	25.7
Compensation adjustment	15.3

Credit Agreement EBITDA	$341.6

Liquidity and Capital Resources

The following table sets forth, for the periods presented, information relating to our liquidity and capital resources as summarized from our consolidated statements of cash flows and consolidated balance sheets:

	Nine Months Ended		Change
(dollars in millions)	October 1, 2010	October 2, 2009	Amount	Percentage

Net cash provided operating activities	$75.1	$101.7	$(26.6)	-26.2%
Net cash used in investing activities	(52.3)	(54.0)	1.7	3.2%
Net cash used in financing activities	(62.1)	(22.3)	(39.8)	-178.3%
Capital expenditures	54.6	59.0	(4.4)	-7.5%

	As of		Change
	October 1, 2010	December 31, 2009	Amount	Percentage
Cash and cash equivalents	$217.5	$249.4	$(31.9)	-12.8%
Working capital*	548.6	418.4	130.2	31.1%
Total debt	1,333.8	1,391.1	(57.3)	-4.1%

*	Working capital is defined as net accounts receivable, plus inventories less accounts payable.

•

The decrease in cash and cash equivalents and decrease in total debt at October 1, 2010 compared to December 31, 2009 resulted primarily from cash generated from operating activities offset by approximately $54.6 million in capital expenditures and $56.4 million in mandatory and optional repayments of long-term borrowings.

•

The decrease in net cash provided by operating activities during the nine months ended October 1, 2010 compared to the prior period was primarily due to the accounting treatment of securitized accounts receivable as an operating activity prior to the adoption of the new provisions of FASB ASC Topic 860, Transfers and Servicing.

•

The increase in net cash used in financing activities during the nine months ended October 1, 2010 compared to the prior period was mainly due to a $50 million optional principal repayment on the New Term Loans in September 2010.

•

Working capital increased by $130.2 million during the nine months ended October 1, 2010. This increase resulted primarily from a decrease of $84.5 million in accounts payable, a $27.6 million increase in inventories and an increase of $18.1 million in accounts receivable. We continue to effectively manage our receivable collection programs and have been successful in reducing days outstanding. The increase in accounts receivable was primarily due to the reinstatement of securitized accounts receivable in our balance sheet effective January 1, 2010, upon adoption of the new provisions of FASB ASC Topic 860, Transfers and Servicing. The increase in inventories is a result of seasonally higher inventory levels and variability in customer ordering patterns. The decrease in accounts payable is due to a number of factors, including taking advantage of negotiated discounts with vendors driven by our global strategic sourcing initiative.

Restricted Cash. In December 2009 and December 2008, we transferred $27.4 million and $49.5 million, respectively to the revocable trusts for the settlement of obligations associated with the November 2005 Restructuring Plan. As of October 1, 2010, we had $23.1 million classified as restricted cash in our consolidated balance sheets. The remaining balance will be used to pay for various restructuring actions that will occur over the next 12 to 18 months. We have expanded the period in which these actions will be completed in order to reduce the impact to the Company.

Debt and Contractual Obligations. In connection with the Transactions, we refinanced our debt and entered into new debt agreements:

New Senior Secured Credit Facility. We, our Canadian subsidiary, and one of our European subsidiaries, each as a borrower, entered into a new credit agreement, whereby the lenders provided an aggregate principal amount of up to $1.25 billion available in U.S. dollars, euros, Canadian dollars and British pounds.

The new facility (“New Senior Secured Credit Facility”) consists of (a) a revolving loan facility in an aggregate principal amount not to exceed $250.0 million, including a letter of credit sub-limit of $50.0 million and a swingline loan sub-limit of $30.0 million, that matures on November 24, 2014, and (b) term loan facilities in US dollars, euros and Canadian dollars maturing on November 24, 2015 (“New Term Loans”). The New Senior Secured Credit Facility also provides for an increase in the revolving credit facility of up to $50.0 million under specified circumstances. The revolving facility will mature on November 24, 2014. As of October 1, 2010, we had $3.7 million in letters of credit outstanding under the revolving portion of the New Senior Secured Credit Facility and therefore had the ability to borrow an additional $246.3 million under this revolving facility.

The net proceeds of the New Term Loans, after deducting the original issue discount of $15.0 million, but before offering expenses and other debt issuance costs, were approximately $985.0 million. The New Term Loans will mature on November 24, 2015 and will amortize in quarterly installments of 1.0% per annum with the balance due at maturity.

Borrowings under the New Senior Secured Credit Facility bear interest based on LIBOR, EURIBOR, the BA rate or Base Rate (all as defined in the credit agreement to the New Senior Secured Facility), plus an agreed upon margin that adjusts based on the Company’s leverage ratio, and subject to a floor rate. As of October 1, 2010, the U.S. dollar denominated borrowings bear interest at 5.5%, which is LIBOR plus 350 basis points, subject to a minimum LIBOR floor of 2.00%. The Canadian dollar denominated borrowings bear interest at 5.5%, which is the BA rate plus 350 basis points, subject to a minimum BA floor of 2.00%. The euro denominated borrowings bear interest at 6.5%, which is EURIBOR plus 425 basis points, subject to a EURIBOR floor of 2.25%. Interest is generally payable quarterly in arrears.

All obligations under the New Senior Secured Credit Facility are secured by all the assets of Holdings, the Company and each subsidiary of the Company (but limited to the extent necessary to avoid materially adverse tax consequences to the Company and its subsidiaries, taken as a whole, and by restrictions imposed by applicable law).

On September 30, 2010, the Company made an optional pro rata principal repayment on the New Term Loans in the aggregate principal amount of $50.0 million in addition to the scheduled principal payment on the same day. The pro rata percentages were based on the U.S. dollar equivalent of the euro, Canadian dollar, and U.S. dollar denominated New Term Loans, bringing the total outstanding balance to $902.0 million. Pursuant to the above repayment of $50.0 million during the current quarter, the Company charged $2.5 million to the income statement consisting of accelerated original issue discount amortization of $0.6 million and capitalized debt issuance costs amortization of $1.9 million.

New Diversey Senior Notes. In 2009, we issued $400.0 million aggregate principal amount of 8.25% senior notes due 2019 (“New Senior Notes”). The net proceeds of the offering, after deducting the original issue discount of $3.3 million, but before estimated offering expenses and other debt issuance costs, were approximately $396.7 million.

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

In connection with the issuance and sale of the New Senior Notes, the Company entered into an exchange and registration rights agreement, dated as of November 24, 2009, pursuant to which the Company agreed to either offer to exchange the New Senior Notes for substantially similar notes that are registered under the Securities Act of 1933 or, in certain circumstances, register the resale of the New Senior Notes. In compliance with this agreement, on July 14, 2010, the Company, upon the declaration of effectiveness by the SEC on July 12, 2010 of its registration statement filed on Form S-4, as amended, commenced an exchange offer whereby the notes were exchanged for new notes registered under the Securities Act of 1933 (“New Diversey Senior Notes”). The terms of the New Diversey Senior Notes are substantially identical to the terms of the old notes, except that the New Diversey Senior Notes are registered under the Securities Act and will not be subject to restrictions on transfer or provisions relating to additional interest. The exchange offer was completed on August 11, 2010.

Accounts Receivable Securitization. Due to the adoption of the new guidance under the provisions of FASB ASC Topic 860, Transfers and Servicing, beginning this fiscal year as discussed in Notes 3 and 7 to the consolidated financial statements, the Company accounts for its accounts receivable securitization arrangements as a borrowing.

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

The total potential for securitization of trade receivables under the Receivables Facility at October 1, 2010 and December 31, 2009 was $50.0 million. In December 2009, the Receivables Facility was amended to extend the maturity of the program to December 19, 2011.

As of October 1, 2010 and December 31, 2009, JWPRC sold no accounts receivable to the Conduit.

As of October 1, 2010 and December 31, 2009, the Company had a retained interest of $65.7 million and $60.1 million, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets.

In October 2010, JWPRC gave notice to the Conduit of its intention to terminate the Receivables Facility. The program will be terminated in November 2010.

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

Effective January 1, 2010, the accounting treatment for the Company’s receivables securitization facilities (see Note 3) required that accounts receivable sold to the European Conduit be included in accounts receivable, with a corresponding increase in short-term borrowings. Accordingly, as of October 1, 2010, the Company included $17.7 million in accounts receivable and short-term borrowings on its consolidated balance sheet. Prior to the effective date of the change in accounting treatment, as of December 31, 2009, the European Conduit held $18.7 million of accounts receivable that were not included in the accounts receivable balance in the Company’s consolidated balance sheet.

As of October 1, 2010 and December 31, 2009, the Company had a retained interest of $93.5 million and $110.4 million, respectively, in the receivables of JDER. The retained interest is also included in the accounts receivable balance and is reflected in the consolidated balance sheets.

For the nine months ended October 1, 2010, JDER’s cost of borrowing under the European Receivables Facility was at a weighted average rate of 3.64% per annum.

The net amount of trade receivables at any time outstanding under these and any other securitization facility that we may enter into may not exceed $200.0 million in the aggregate.

In October 2010, JDER gave notice to the European Conduit of its intention to terminate the European Receivables Facility. The program will be terminated in November 2010.

As of October 1, 2010, we had total indebtedness of $1.349 billion, consisting of $400.0 million of New Diversey Senior Notes, $902.0 million of borrowings under the New Senior Secured Credit Facility, $17.7 million in borrowing under our accounts receivable securitization facilities and $29.0 million in other short-term credit lines. In addition, we had $169.8 million in operating lease commitments, $1.8 million in capital lease commitments and $3.7 million committed under letters of credit.

Our financial position and liquidity are, and will be, influenced by a variety of factors, including:

•	our ability to generate cash flows from operations;

•	the level of our outstanding indebtedness and the interest we are obligated to pay on this indebtedness; and

•	our capital expenditure requirements, which consist primarily of purchases of equipment.

We believe that the cash flows from continuing operations, together with available cash on hand and borrowings available under our New Senior Secured Credit Facility will generate sufficient cash flow to meet our liquidity needs for the foreseeable future. From time to time, the company has considered and may in the future pursue debt or other financing alternatives, depending on market conditions and other factors.

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

Measurement of income tax reserve position. For the fiscal year ending December 31, 2010, we expect to increase income tax reserve liabilities by $2.5 million, resulting in total income tax reserve liabilities of $60.0 million. Total income tax reserve liabilities for which payments are expected in less than one year are $9.6 million. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to non-current income tax reserve liabilities.

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

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For our financial covenant period ended on October 1, 2010, we were in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the credit agreement for our New Senior Secured Credit Facility.

Capital Expenditures. Capital expenditures are limited under the New Senior Secured Credit Facility (with certain exceptions) to $150.0 million per fiscal year. To the extent that we make capital expenditures of less than the limit in any fiscal year, however, we may carry forward into the subsequent year the difference between the limit and the actual amount we expended, provided that the amounts we carry forward from the previous year will be allocated to capital expenditures in the current fiscal year only after the amount allocated to the current fiscal year is exhausted. As of October 1, 2010, we were in compliance with the limitation on capital expenditures for fiscal year 2010.

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

New Holdings Senior Notes

In connection with the Transactions, on November 24, 2009, Holdings issued $250.0 million initial aggregate principal of its 10.50% senior notes due 2020 (“Holdings Senior Notes”) in a private transaction exempt from the registration requirements of the Securities Act of 1933. The New Holdings Senior Notes bear interest at a rate of 10.50% per annum, compounded semi-annually on each May 15 and November 15. Under the terms of the indenture governing the Holdings Senior Notes, prior to November 15, 2014, Holdings may elect to pay interest on the Holdings Senior Notes in cash or by increasing the principal amount of the Holdings Senior Notes. Thereafter, cash interest will be payable on the Holdings Senior Notes on May 15 and November 15 of each year, commencing on May 15, 2015; provided that cash interest will be payable only to the extent of funds actually available for distribution by the Company to Holdings under applicable law and under any agreement governing the Company’s indebtedness. The Holdings Senior Notes will mature on May 15, 2020. The Holdings Senior Notes are not guaranteed by the Company or any of its subsidiaries. The indenture governing the Holdings Senior Notes contains certain covenants and events of default that the Company believes are customary for indentures of this type.

On May 15, 2010, the principal of the Holdings Senior Notes increased by $12.5 million, in lieu of a cash interest payment, to $262.5 million.

On April 26, 2010, Holdings provided notice to the trustee appointed under the indenture as required therein, of its election to pay interest in cash on the Holdings Senior Notes on November 15, 2010. The amount of such cash interest is $13.8 million. Holdings has also elected to pay in cash, the interest of $13.8 million on Holdings Senior Notes, due on May 15, 2011.

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

There have been no significant changes to our market risk since December 31, 2009. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 18, 2010, as amended on July 2, 2010 on Form 10-K/A.

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

Changes in Internal Control Over Financial Reporting. There has not been any change in our internal control over financial reporting during the quarter ended October 1, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DIVERSEY, INC.

Date: November 15, 2010	/s/ Norman Clubb
Norman Clubb, Executive Vice President and Chief Financial Officer

DIVERSEY, INC.

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.